Form 10-K
period 1998-01-31
INTERNATIONAL ABSORBENTS INC
filed 1998-04-30
CIK 813634

                                      1998
================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. FOR THE FISCAL YEAR ENDED JANUARY 31, 1998

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from January 31, 1997 to January 31, 1998.

                         COMMISSION FILE NUMBER 0-15673

                          INTERNATIONAL ABSORBENTS INC.
             (Exact name of registrant as specified in its charter)

      British Columbia, Canada                          Not applicable
(State or other jurisdiction of incorporation) (IRS Employer Identification No.)

                         410 - 1055 West Hastings Street
                           Vancouver, British Columbia
                                 Canada V6E 2E9
                            Telephone: (604) 681-6181
                    (Address of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

     Title of each class:                     Name of each exchange on which Registered
     --------------------                     -----------------------------------------
     Common Shares, without par value                   Over the Counter Bulletin Board


Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                               Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                                [ ]

The aggregate market value of the voting stock (Common Shares) held by non-affiliates of the Registrant was $2,504,390 on April 6, 1998, computed by reference to the closing sale price of the Common Shares on the OTC Bulletin Board on such date. The aggregate number of Common Shares outstanding on April 6, 1998 was 16,695,935.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement prepared for the Company's Annual General Meeting of Shareholders to be held July 24,1998 are incorporated by reference in
Part III. The Exhibit Index is located on page 35.

                          INTERNATIONAL ABSORBENTS INC.
                           Annual Report on Form 10-K
                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1998

                                TABLE OF CONTENTS


ITEM                                                                                PAGE
NUMBER                                                                             NUMBER
                                     PART I

1.    Business.......................................................................  3

2.    Properties..................................................................... 10

3.    Legal Proceedings...............................................................10

4.    Submission of Matters to a Vote of Security Holders............................ 10

                               PART II

5.    Market for Registrant's Common Equity and Related Stockholder Matters.......... 10

6.    Selected Financial Data........................................................ 14

7.    Management's Discussion and Analysis of Financial Condition and
      Results of Operation........................................................... 14

8.    Financial Statements and Supplementary Data.................................... 18

9.    Changes In and Disagreements With Accountants on Accounting and
      Financial Disclosure........................................................... 32

                              PART III

10.   Directors and Executive Officers of the Registrant............................. 32

11.   Executive Compensation......................................................... 32

12.   Security Ownership of Certain Beneficial Owners and Management................. 32

13.   Certain Relationships and Related Transactions................................. 32

                               PART IV

14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K............... 32


SIGNATURES........................................................................... 34

EXHIBIT INDEX........................................................................ 35




Unless otherwise indicated, all dollar amounts in this report are U.S. dollars.

                                     PART I


ITEM 1.      DESCRIPTION OF BUSINESS


GENERAL

The Company, primarily through a wholly-owned U.S. subsidiary, Absorption Corp. ("Absorption"), is engaged in the manufacturing, development and marketing of sorbent products for the general industrial or maintenance, repair, operating
(MRO), marine spill clean-up, and animal bedding/litter markets. The Company was incorporated on May 13, 1983 under the laws of British Columbia, Canada.

Absorption was incorporated in Nevada, is licensed to do business in Washington and is the Company's core operating subsidiary. It leases two facilities from the Port of Bellingham, Washington; a manufacturing site, on which it has built a 13,000 square foot manufacturing plant and administration facilities, and a 12,000 square foot building which houses inventory and Absorption's cellulose pad and roll manufacturing equipment.

Total Absorb Inc. ("TAI") is another wholly-owned subsidiary, formed on January 31, 1993 pursuant to the laws of British Columbia by the amalgamation of three preceding subsidiaries. These companies operated at differing periods of time as marketers of the Company's sorbent products in Canada. The industrial sales operations of TAI were closed in February 1993 as a result of the appointment of an independent, international marketing organization as the Company's exclusive sales agent for Canada. TAI continues to operate on an administrative basis only, processing Canadian sales of animal care products.

DEVELOPMENTS DURING FISCAL 1998

During the year ended January 31, 1998, a number of events and factors affected the Company's financial resources and operating results, as follows:

SALES REVENUES for fiscal 1998 were $5,075,331, an increase of 10% over the fiscal 1997 total of $4,606,249, as greater product sales volume was achieved for the Company's Animal Care product lines. $(1,410,359) or $(0.10) per common share.

Towards achieving future profitability and continued revenue growth, the Company completed the following during fiscal 1998:

     a) The Animal Care sales efforts focused on increasing shelf space with existing pet retailers, placing CAREFRESH pet bedding with more direct buying pet retailers and increasing our laboratory bedding sales.

     b) In response to customer needs for an effective and cost competitive non-clay sorbent product, the company concluded development of and began to sell SPILLSORB PLUS, a cellulose-based sweep-type product.

     c) Near year-end, and continuing into fiscal 1999, the Company has improved gross margins due to a change in raw materials and cost reduction programs.

     d) Mid-year, the Company was able to hire new key personnel to manage sales and distribution of the Animal Care Products division


GROSS PROFIT on total sales for fiscal 1998 was $1,515,753 (or 30%) versus $1,281,514 (or 28%) for the prior fiscal year. This increase was primarily due to manufacturing cost reduction programs and the sale of higher margin Animal Care products. The Company incurred a loss during fiscal 1998 of $(592,994) or $(0.04) per common share as compared to a loss for fiscal 1997 of $(1,410,359) or $(0.10) per common share. This improvement is expected to continue through fiscal 1999. The main indicator of this is that, excluding the one-time note writeoff at year end, the Company incurred approximately 75% of its losses in the first two quarters of fiscal 1998. This is a major improvement; and if it had occurred for the entire fiscal year, it would have equated to a loss of less than $(0.01) per common share.

Total CORPORATE AND ADMINISTRATIVE EXPENSES for fiscal 1998 decreased to $2,185,632 from $2,716,310 for fiscal year 1997 principally due to writedowns of investments which occurred during fiscal year 1997.

Pursuant to agreements entered into July 1996, the Company issued an aggregate $625,000 of convertible debentures to private lenders in consideration for cash. The debentures pay interest at an annual rate of 8% and may be converted, at the option of the holder, to common shares of the Company at a price of $0.50 per share or less, dependent upon the market price of the Company's shares at the time of conversion. The terms of the debentures require payment of any remaining principal and accrued interest at their expiry in June 1998. During fiscal 1998, the debenture holders converted $353,125 of the original principal amount due, resulting in the issuance of 1,943,789 common shares from treasury.

PRODUCTS MANUFACTURED BY THE COMPANY

During fiscal 1998, the following cellulose-based industrial and animal care absorbent products were manufactured:

                               INDUSTRIAL PRODUCTS

ABSORBENT W(TM)

ABSORBENT W is specially processed to fully absorb and retain hydrocarbons while simultaneously repelling water. It is manufactured and sold in loose particulate form, booms and pillows. Standard or custom spill kits are also available. ABSORBENT W 's effectiveness is particularly highlighted by its ability to remove all visible hydrocarbon sheen from water surfaces. Applications range from control of fuel and lubricant spills on land in the presence of water to "water-polishing" to oil/water filtration and marine oil-spill cleanup and control.

ABSORBENT GENERAL PURPOSE(TM) ("GP"), SPILLSORB(TM) AND SPILL-DRI(TM)

ABSORBENT GP is designed specifically to be universal in application in absorbing all types of liquids (including oil, water, and chemical base fluids) and it can be applied in virtually all situations where unwanted liquids occur. It is manufactured and sold in loose particulate form, socks and pillows. Standard or custom spill kits are also available. Its lightweight, dust-free content make's it easier to handle and, like ABSORBENT W, GP has greater absorbency and retention capacities than competitive products. However, ABSORBENT GP is more susceptible to "blowing" in windy conditions than the heavier silica (clay) based sorbents and may be less effective in completely cleaning up the sheen left by hydrocarbon-based liquids on hard (e.g., concrete) surfaces. However, ABSORBENT GP's light weight, absorbency and retention attributes also make it an excellent packaging material.

SPILL-DRI is developed to compete directly against traditional clay-type industrial sweep products. A higher density product than GP, SPILL-DRI is less susceptible to "blowing" and utilizes a special organic "sheen removal" additive.

SPILLSORB PLUS is a new floor sweep product, less expensive than SPILL-DRI and made from a different type of waste wood pulp. It too is less susceptible to blowing. It is designed to be a silica-free replacement for and improvement upon competitive sweep products.

                       ANIMAL BEDDING/PET LITTER PRODUCTS

CAREFRESH(R)

CAREFRESH is a cellulose-based bedding/litter product manufactured in Bellingham, Washington, CareFRESH is designed specifically for use as a pet litter and animal bedding and is the Company's primary animal bedding product. It has the following attributes: high absorbency, light weight, ease of disposal and superior odor suppressing properties. These attributes make it an ideal alternative to traditionally-used clay, newspaper and shavings/animal bedding/pet litter products. CAREFRESH is sold to a wide variety of animal breeders, owners and pet-care organizations in Canada and the U.S.

AGRAFRESH(TM)

AGRAFRESH is bedding for cattle and other large animals for use in the dairy industry, by horse breeders and zoological parks. This new product was introduced to dairy farmers in Washington State during 1996 and has been accepted with great enthusiasm.

CATWORKS(R)

In February 1994, the CATWORKS cat litter business was acquired from Pet Products Plus, Inc., an eastern U.S.-based pet food company. It is a pelletized cat litter made from grain by-products under a contract with Purina Mills in the Eastern United States.

ECOFRESH(TM)

In March 1994, the ECOFRESH cat litter business was acquired from a small company in southern Ontario, Canada. This low cost cellulose-based product which is designed to compete much more on price than performance (in comparison to the CAREFRESH products) is sold as ECOFRESH in Canada and as CF CAT LITTER in the United States. It is made under contract in southern Ontario utilizing waste cellulose fiber from a recycling plant.

RAW MATERIALS

The Company's products are produced from raw materials which are generally readily available from a number of suppliers. The main component for its Bellingham, Washington manufactured products is a cellulose fiber by-product which is currently obtained from Georgia Pacific Corporation, whose pulp and paper plant is located one-half mile from the Company's plant. The Company is currently in the process of negotiating a renewal of the supply agreement with Georgia Pacific. Because a new contract would be mutually beneficial, the Company is confident that a new agreement will be completed. Georgia Pacific is continuing to supply material under the terms of the previous contract while negotiations are under way.

Other raw materials used in the production of the Company's products include chemical binders and other waste fiber, all of which are readily available from several suppliers. The Company believes that the loss of one or more of its suppliers would not have a material effect on its operations. The loss of Georgia Pacific as a supplier would cause an increase in incoming freight costs, the amount of which would depend on the distance to the alternative source. The Company's operations could be adversely affected if a general shortage of raw material were to occur and continue, but the likelihood of this happening is believed to be remote. The Company has not experienced any serious production delay because of failure of its suppliers to provide raw materials.

RESEARCH AND DEVELOPMENT

Current research and development activities include the refining of current, as well as the development of new, sorbent products and related manufacturing processes, analyzing and testing competitive products, and determining new applications and uses for the Company's products.

The Company and its subsidiaries expense general research and development costs and capitalize all expenditures incurred for the acquisition of license rights, patents and trademarks, development of sorbent processes and products and pre-production costs. When technology is no longer in use, related unamortized costs are written off.

During the year ended January 31, 1998, the Company incurred research and development costs, primarily related to the analysis of competitors' products and development of new product applications, of $54,905 as compared to $44,914 in fiscal 1997 and $46,832 in fiscal 1996.

MARKETS AND COMPETITION

The prime target markets for the Company's products are the general industrial or maintenance, repair, operating (MRO), marine spill clean-up, and animal bedding/pet litter markets.

The following is an overview of each market area.

             GENERAL INDUSTRIAL/MRO SORBENT MARKET.

The Company's general/industrial sorbent products are currently marketed under the ABSORBENT GP, ABSORBENT W, SPILLSORB and SPILL-DRI tradenames in Canada, the United States, and the Pacific Rim. A number of clients have converted to our general purpose absorbents because their previous clean-up materials, in many cases clays, are being discarded or replaced due to the (relative) weight, performance or health problems they pose (See "Marketing and Distribution, Industrial Products", below).

The Company is not aware of any accurate independent estimates of the North American market for general industrial clean-up (or "sweep") products. Major product users are those engaged in virtually any type of MRO (maintenance/ repair/ operating) activities, ranging from garages to large scale machine/assembly plants, and commercial janitorial services. The primary competition in this marketplace is mineral-based products, composed of clay or diatomaceous earth (i.e., a clay-like mineral having less dust and similar weight as clay.) Based on the Company's own investigation of competitors, there are three clay-like product manufacturers that market on a national basis in Canada and the U.S. Of these, one company, Oil-Dri Corporation, is believed to be dominant. Corncobs, sawdust and other organic products also participate in this marketplace.

Because of the nature of clay products, particularly the fact that they are very cheap, they continue to hold a very large share of the relatively price-sensitive MRO marketplace. The Company's general industrial ABSORBENT products have not obtained a market share in excess of one percent of this market.

             MARINE SPILL CLEAN-UP MARKET.

The Company's marine spill clean-up products are currently marketed under the ABSORBENT W name in Canada, the United States, the Pacific Rim, the U.K., Denmark and Germany.

The Company believes the occurrence of such catastrophic events as the Exxon Valdez oil disaster in Alaska has caused a reevaluation, by U.S. and Canadian government and regulatory agencies, of the effectiveness of traditional marine spill clean-up products and the realization that alternative marine oil spill clean-up products are needed. Such reevaluations underscore the Company's assessment that alternative products are needed, and, more importantly, that these alternative products need to be environment-friendly, particularly with respect to their effect on the environment or in their manner of disposal if such products were "lost" during clean-up.

The Company is not aware of any accurate estimates of the North American market for marine spill clean-up products. Based on the Company's own investigation of competitors, there are believed to be five manufacturers of such products that market on a national basis in Canada and the U.S. The currently predominant marine spill clean-up products are polypropylene or direct derivatives thereof. Organic marine spill clean-up products include cellulose-based products such as the Company's, in addition to peat moss, wool and cotton. The Company has identified two other manufacturers of cellulose-based marine spill sorbent products, all of whom appear at this time to have limited regional distribution in the U.S.

The Company believes that its ABSORBENT W products have a unique ability to repel water and retain virtually any type of petroleum-based materials in addition to the products' enhanced biodegradable and incinerable attributes. The Company believes these characteristics not only make ABSORBENT W an ideal oil spill cleanup product, but also potentially opens up a large market for its use in the filtration and recycling of petroleum contaminated/waste water. While offering unique absorption characteristics, the Company's ABSORBENT W products are competitively priced with other products.

The Company's marine spill products have not obtained a market share in excess of one percent of this market.

             ANIMAL CARE MARKET

Our animal care products consist of CAREFRESH(R) pet bedding, CAREFRESH(R) laboratory bedding, CATWORKS(R) cat litter, ECOFRESH(TM) cat litter and AGRAFRESH(TM) livestock bedding. The two CAREFRESH products contribute most of the revenue and profits of this segment.

CAREFRESH pet bedding is sold throughout North America in the pet specialty channel. This includes independent pet stores serviced by wholesale pet distributors and direct buying multi-unit pet retailers. The primary market is pet owners with rodents, rabbits, and reptiles and bird breeders who hand feed baby birds. CAREFRESH is superior to the pine and cedar shavings, and corn cob with which it competes because it does a better job controlling ammonia odors and is safer for pets.

Industry figures are difficult to come by in the pet specialty channel but estimates put the pet bedding market at $60 million. CAREFRESH is currently available in 46 of the top 50 retail consumer markets. It is sold through 18 of the top 31 multi-unit pet retailers in the country. Fifty percent of the pet bedding sold in the US is sold through mass merchandisers. The company will be pursuing a new brand of bedding to sell into that channel when market acceptance is high enough to justify it.

CAREFRESH laboratory animal bedding is used by major universities, biotechnology firms, and federal agencies. It is used primarily as a contact bedding for rodents, with application as a non-contact bedding for rabbits and other species. A significant portion of our laboratory animal sales come from a private label agreement to package our laboratory bedding under private label for Harlan TekLad, the number two laboratory diet manufacturer in the US, and the second largest laboratory rodent breeder in the world.

Our two cat litter brands, CATWORKS and ECOFRESH, declined in sales volume in fiscal 1998. Consolidation among pet distributors resulted in the loss of four distributors for our cat litter brands. Increased competition from other non-clay cat litters, and a sales focus on our animal bedding products rather than cat litter, contributed to the decreased cat litter revenue. The CATWORKS brand will see increased trade promotions, new collateral materials, and a shift in sales strategy away from distributors to direct buying pet retailers and farm and fleet chains during the second quarter of fiscal 1999.

AGRAFRESH sales to dairies in Northwest Washington progressed according to the sales plan during the first half of fiscal 1998. Then changes in the manufacturing process at the recycled paper plant that supplies us with raw material resulted in a bedding that did not meet customer expectations. Sales of AGRAFRESH were discontinued in the third quarter until modifications could be made at our supplier's manufacturing plant. If mechanical corrections can be made to produce a bedding that meets our specifications, sales will resume. It is expected, that with a satisfactory product to sell, revenues would return to previous levels.

MARKETING AND DISTRIBUTION

The Company does not intend to be directly engaged in the marketing of its products, as its primary function is that of a financing and management entity. All marketing and distribution is carried out by its subsidiary or in turn, their manufacturer's representatives and their distributors. As of March 1998, the subsidiary presently has a total of seven in-house marketing and sales personnel, which the subsidiary plans to expand in the future as sales volumes increase.

The Company is working diligently to expand its North American and international distributor network with quality organizations for all of its product lines. Presently international distribution is in place and/or proceeding through start up in Australia, New Zealand, the U.K., Germany and Denmark.

The Company's sales strategy is to utilize distribution. This drives all the elements of its sales and marketing activities. In general, the Company has two types of distributors: those that cover a specific geographic area, and those that focus on specific market segments or channels, usually nationally. In either case, the Company's commitment is to provide its distributors with effective and efficient support in such areas as:

             - Lead generation and referral
             - Technical industry and product knowledge
             - Product development input and feedback
             - Literature, samples and sales support tools
             - Training and education
             - Pull-through sales
             - Efficient freight options

While distributorships are generally not granted exclusivity, it is the Company's policy to minimize distributor overlap in either geographic area or segment. Recognizing the financial, workload and emotional commitment required to successfully distribute an innovative product, the Company believes that it is doing everything commercially possible to facilitate its distributors' success.

This commitment is also key to the Company's product development/evolution efforts. To better match its technology and products with end-use requirements, the Company believes it must have excellent access to the end users of its products, which means distributors must be confident that the Company will unequivocally support their relationship with the end-user.

The Company's distribution strategy is also tied directly to its sales and marketing staffing. In the process of adding manufacturers representatives and sales support, Absorption is looking for individuals who share the Company's commitment to its distributors. Their role is to execute the distribution strategy by making end user calls, handling trade shows, generating publicity, creating pull-through sales, training, educating and providing technical expertise.

             INDUSTRIAL PRODUCTS

The competition in the industrial marketplace is primarily clay and polypropylene. Both are manufactured from non-renewable resources and generate undesired waste streams in both manufacture and use. ABSORBENT products utilize waste pulp that would otherwise create a disposal volume and are derived from RENEWABLE resources. The Company believes that this environmental sensitivity coupled with ABSORBENT's better performance in use, will take on more importance as the environmental movement accelerates.

In addition, workplace health issues have been raised where sorbents containing air-borne silica are used. That is, health and environmental agencies in both Canada and the United states have investigated the potential effects on user health when various sorbents are used. Clay-based sorbent products contain silica which health agencies have determined can create health hazards which could result in cancer, lung disease and silicosis.

The Workplace Act, S.B.C. 1985, C. 34 and the regulation made thereunder (B.C. Regulation 258/88) and the Worker's Compensation Act, R.S.B.C., 19079, C. 437 (the regulations are called the Workplace Hazardous Materials Information System Regulation), provide for the labeling (using graphic "warning" labels) of certain listed dangerous products such as clay based absorbents. As the Company's products are not required to be labeled with such warnings, management of the Company believes that it gains a competitive advantage.

The State of California has enacted certain regulations (Title 22 of the California Code of Regulations) requiring specific warnings regarding health hazards. This legislation requires that bags of clay-based absorbents be labeled, stating that the contents are hazardous to health. The Company believes that there are many situations where this requirement will render clay-based products unusable, because many organizations are not likely to accept the responsibility of using a material that is potentially hazardous to an employee's health. Similarly, some employee groups, particularly those in unionized workplaces, may not allow the use of such material at all. The Company believes that millions of tons of clay-based absorbent is used annually. The Company's products are cellulose fiber-based, biodegradable, totally non-toxic, user friendly and a natural substitute for clay products. The Company has developed SpillSorb Plus for the express purpose of competing in this market place.

Beyond the sales of its products, there exists significant potential for the Company to utilize its patented technology to participate in such businesses as oil/water filtration, cogeneration/fuel blending, waste stewardship and bioremediation. Each of these is presently under review for strategic and economic viability.

In the marketing of ABSORBENT W , the Company's sales efforts have been directed toward those entities directly responsible for the purchase of marine spill clean-up products and oil/water filtration media. In addition, lobbying efforts with local, state or provincial and federal government officials will be aggressively maintained using Company representatives, outside consultants or its representation within the Coalition of Organic Absorbent Producers. The Company's industrial sales representatives have primary responsibility for pursuing manufacturer reps and servicing its distributors.

The Company will continue to maintain its distribution center at the Bellingham, Washington plant. When sales are made of the Company's ABSORBENT products, the orders are shipped directly from the Company's Bellingham facility (FOB Bellingham) from product inventories maintained by the Company. The Company strives to maintain a minimum 30 day supply of ABSORBENT and animal bedding/pet litter products in its inventory.

The Company's current revenues and future emphasis will be in the development, manufacture and sale of ABSORBENT products in Canada and the United States.

             ANIMAL CARE PRODUCTS

The Company will continue to market the CAREFRESH, CATWORKS, and ECOFRESH products through their various channels of distribution in Canada and the United States, primarily concentrating on pet specialty channels.

Despite being the largest segment of this total market, our targets do not include retail grocery, where the primary strategy employed there is to buy your market share while realizing extremely small margins against significant competition. Targeting health conscious pet owners, our strategy is to utilize distributors who sell to pet specialty stores, ranging from the small "Mom and Pop" size to larger pet product retailers, and to pet breeders. As a result, our customers today include pet specialty stores, over a dozen North American universities, the U.S. National Institutes of Health, various humane societies, animal/bird breeders and mail-order customers.

The Company has been approaching pet product and mass merchandising organizations with proven financial and marketing resources to discuss marketing and distribution arrangements, with the intention of having them market and sell the Company's animal bedding/pet litter on a co-packaging, private label or branded basis.

With the addition of CATWORKS and ECOFRESH, the Company believes that by having a more complete animal care line of products, it will provide access to a broader range of distributors and retailers.

GOVERNMENT REGULATIONS

The Company's manufacturing operations in Bellingham, Washington are required to comply with air emission standards enforced by the Northwest Air Pollution Authority. The Company believes that it is currently in compliance with such standards. Non-compliance with such standards could result in the closure of the Company's particulate manufacturing operations or expenditures for necessary corrective action on the part of the Company and possibly the imposition of fines.

PRODUCT PROTECTION

Absorption holds three United States patents (and corresponding Canadian patents and patent applications) on various degradable particulate absorbent materials and processes for their manufacture. These patents expire seventeen years from their respective dates of grant (June 1990, February 1992 and October 1994).

NUMBER OF EMPLOYEES

As of April, 1998, the Company (including its subsidiaries) employed 31 full-time and five part-time persons, none of which are represented by labor unions. In addition, the Company employed a small number of temporary employees and contractors to provide administration or marketing services on specific, short-term projects.

FINANCIAL INFORMATION RELATING TO GEOGRAPHIC/INDUSTRY SEGMENTS

The company is involved primarily in the development, manufacture, distribution and sales of absorbent products. Its assets are located, and its operations are primarily conducted in the United States.

MAJOR CUSTOMERS

The Company has one customer who accounts for more than 10% of its sales as a whole but is not dependent upon any other customer or few customers.

ITEM 2.      PROPERTIES

PLANT, SALES/ADMINISTRATION FACILITIES AND WAREHOUSE, BELLINGHAM, WA

Absorption leases approximately 0.7 acres of land from the Port of Bellingham, in Washington State, on which its absorbent manufacturing facility is situated. This facility also houses sales/administration offices. The lease agreement requires a current monthly rental payment of $1,185 until the agreement's expiration on August 31, 2000. Under the lease Absorption must maintain a performance bond and pay for all maintenance, taxes and insurance on the property. Absorption has an option, which it intends to exercise, to extend the lease for an additional five year period at rates to be negotiated.

The Company constructed the manufacturing facility in 1987 for approximately $1.3 million. The building covers approximately 13,000 square feet. The site is serviced by rail, is within fifty meters of ocean frontage and has easy access to interstate freeways. The facility is currently capable of producing 10,000 tons of ABSORBENT particulate each year. With minor modifications, this output could be increased to 15,000 tons of the Company's products each year. The Company believes this facility will be adequate for its manufacturing needs for the immediate future.

On June 10, 1997, the Company entered into a 18 month term sub-lease, renewable annually, covering 12,000 square feet of warehouse space. The lease requires monthly payments of $3,120, plus utilities, and can be renewed for an additional five year term. The warehouse is located within three miles of the Bellingham plant and will be adequate for the storage of packaging and finished goods at expected volumes next year.

COMPANY HEAD OFFICE, VANCOUVER, BC

The Company and its subsidiaries share 2,209 square feet of office space with related companies at Suite 410 - 1055 West Hastings Street, Vancouver, BC, V6E 2E9, Canada. The terms of a rental agreement call for monthly payments of Cdn $3,000 towards the office space and include the use of office furniture and equipment. (See Part III, Item 13 "Certain Relationships and Related Transactions").

ITEM 3.      LEGAL PROCEEDINGS

Except for ordinary routine litigation incidental to its business, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party, or of which any of their properties is the subject.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 31, 1998.


                                     PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

MARKET INFORMATION

The Common Shares of the Company are listed on OTC Bulletin Board under the trading symbol IABS. This is the principal trading market. Shown below are the high and low sale prices for the Common Shares for each of the fiscal years ending January 31, 1998 and 1997. During fiscal 1997 the Company's principal trading market was the NASDAQ Small Cap Market. After the delisting from the NASDAQ Small Cap Market during fiscal 1998, the Company's Common Shares commences trading on the OTC Bulletin Board.

                                        1998                                    1997
                             ----------------------------            ----------------------------
                               HIGH                LOW                 HIGH                LOW
                             ----------------------------            ----------------------------
First quarter                $   0.84            $   0.40            $   1.41            $   0.78
Second quarter               $   0.44            $   0.13            $   1.19            $   0.62
Third quarter                $   0.25            $   0.11            $   0.88            $   0.47
Fourth quarter               $   0.16            $   0.08            $   0.69            $   0.31


SHAREHOLDERS

The Company had 512 shareholders of record at January 31, 1998. The articles of the Company do not contain any restrictions on the right to hold or vote the Company's Common Shares.

DIVIDENDS

The Company has not paid any dividends to its common shareholders since inception. The decision to pay dividends and the amount thereof is at the discretion of the Board of Directors of the Company and will be governed by such factors as earnings, capital requirements and the operating and financial condition of the Company. Upon achieving profitability, the Company intends to retain its earnings to finance the growth of its business and, thus, does not intend to pay dividends in the foreseeable future.

EXCHANGE CONTROLS AND OTHER LIMITATIONS AFFECTING SECURITY HOLDERS

Canada has no system of exchange controls. There are no exchange restrictions on borrowing from foreign countries nor on the remittance of dividends, interest, royalties and similar payments, management fees, loan repayments, settlement of trade debts, or the repatriation of capital.

The Investment Canada Act (the "Act"), enacted on June 20, 1985, requires prior notification to the Government of Canada on the "acquisition of control" of Canadian businesses by non-Canadians, as defined in the Act. Certain acquisitions of control, discussed below, are reviewed by the Government of Canada. The term "acquisition of control" is defined as any one or more non-Canadian persons acquiring all or substantially all of the assets used in the Canadian business, or the acquisition of the voting shares of a Canadian corporation carrying on the Canadian business or the acquisition of the voting interests of an entity controlling or carrying on the Canadian business. The acquisition of the majority of the outstanding shares is deemed to be an "acquisition of control" of a corporation unless it can be established that the purchaser will not control the corporation.

Investments requiring notification and review are all direct acquisitions of Canadian businesses with assets of C$5,000,000 or more (subject to the comments below on WTO investors), and all indirect acquisitions of Canadian businesses (subject to the comments below on WTO investors) with assets of more than C$50,000,000 or with assets between C$5,000,000 and C$50,000,000 which represent more than 50% of the value of the total international transaction. In addition, specific acquisitions or new businesses in designated types of business activities related to Canada's cultural heritage or national identity could be reviewed if the Government of Canada considers that it is in the public interest to do so.

The Act was amended with the implementation of the Agreement establishing the World Trade Organization ("WTO") to provide for special review thresholds for "WTO investors", as defined in the Act. "WTO investor" generally means (i) an individual, other than a Canadian, who is a national of a WTO member (such as, for example, the United States), or who has the right of permanent residence in relation to that WTO member, (ii) governments of WTO members, and (iii) entities that are not Canadian controlled, but which are WTO investor controlled, as determined by rules specified in the Act. The special review thresholds for WTO investors do not apply, and the general rules described above do apply, to the acquisition of control of certain types of businesses specified in the Act, including a business that is a "cultural business". If the WTO investor rules apply, an investment in the shares of the Company by or from a WTO investor will be reviewable only if it is an investment to acquire control of the Company and the value of the assets of the Company is equal to or greater than a specified amount (the "WTO Review Threshold"). The WTO Review Threshold is adjusted annually by a formula relating to increases in the nominal gross domestic product of Canada. The 1995 WTO Review Threshold is C$160,000,000.

If any non-Canadian, whether or not a WTO investor, acquires control of the Company by the acquisition of shares, but the transaction is not reviewable as described above, the non-Canadian is required to notify the Canadian government and to provide certain basic information relating to the investment. A non-Canadian, whether or not a WTO investor, is also required to provide a notice to the government on the establishment of a new Canadian business. If the business of the Company is then a prescribed type of business activity relating to Canada's cultural heritage or national identity, and if the Canadian government considers it to be in the public interest to do so, then the Canadian government may give a notice in writing within 21 days requiring the investment to be reviewed.

For non-Canadians (other than WTO investors), an indirect acquisition of control, by the acquisition of voting interests of an entity that directly or indirectly controls the Company, is reviewable if the value of the assets of the Company is then C$50,000,000 or more. If the WTO investor rules apply, then this requirement does not apply to a WTO investor, or to a person acquiring the entity from a WTO investor. Special rules specified in the Act apply if the value of the assets of the Company is more than 50% of the value of the entity so acquired. By these special rules, if the non-Canadian (whether or not a WTO investor) is acquiring control of an entity that directly or indirectly controls the Company, and the value of the assets of the Company and all other entities carrying on business in Canada, calculated in the manner provided in the Act and the regulations under the Act, is more than 50% of the value, calculated in the manner provided in the Act and the regulations under the Act, of the assets of all entities, the control of which is acquired, directly or indirectly, in the transaction of which the acquisition of control of the Company forms a part, then the thresholds for a direct acquisition of control as discussed above will apply. That is, a WTO Review threshold of C$160,000,000 (in 1995) for a WTO investor or a threshold of C$5,000,000 for a non-Canadian other than a WTO investor. If the value exceeds that level, then the transaction must be reviewed in the same manner as a direct acquisition of control by the purchase of shares of the Company.

If an investment is reviewable, an application for review in the form prescribed by the regulations is normally required to be filed with the agency established by the Act (the "Agency") prior to the investment taking place and the investment may not be consummated until the review has been completed. There are, however, certain exceptions. Applications concerning indirect acquisitions may be filed up to 30 days after the investment is consummated and applications concerning reviewable investments in culture-sensitive sectors are required upon receipt of a notice for review. In addition, the Minister (a person designated as such under the Act) may permit an investment to be consummated prior to completion of the review, if he is satisfied that delay would cause undue hardship to the acquirer or jeopardize the operation of the Canadian business that is being acquired. The Agency will submit the application to the Minister, together with any other information or written undertakings given by the acquirer and any representation submitted to the Agency by a province that is likely to be significantly affected by the investment.

The Minister will then determine whether the investment is likely to be of net benefit to Canada, taking into account the information provided and having regard for certain factors of assessment where they are relevant. Some of the factors to be considered are (i) the effect of the investment on the level and nature of economic activity in Canada, including the effect on employment, on resource processing, on the utilization of parts, components and services produced in Canada; (ii) the effect of the investment on exports from Canada;
(iii) the degree and significance of participation by Canadians in the Canadian business and in any industry in Canada of which it forms a part; (iv) the effect of the investment on productivity, industrial efficiency, technological development, product innovation and product variety in Canada; (v) the effect of the investment on competition within any industry or industries in Canada; (vi) the compatibility of the investment with national industrial, economic and cultural policies; and (vii) the contribution of the investment to Canada's ability to compete in world markets.

To ensure prompt review and decision, the Act sets certain time limits for the Agency and the Minister. Within 45 days after a completed application has been received, the Minister must notify the acquirer that (a) he is satisfied that the investment is likely to be of net benefit to Canada, or (b) he is unable to complete his review, in which case he shall have 30 additional days to complete his review (unless the acquirer agrees to a longer period), or (c) he is not satisfied that the investment is likely to be of net benefit to Canada.

Where the Minister has advised the acquirer that he is not satisfied that the investment is likely to be of net benefit to Canada, the acquirer has the right to make representations and submit undertakings within 30 days of the date of the notice (or any further period that is agreed upon between the acquirer and the Minister). On the expiration of the 30 day period (or the agreed extension), the Minister must quickly notify the acquirer (a) that he is now satisfied that the investment is likely to be of net benefit to Canada or (b) that he is not satisfied that the investment is likely to be of net benefit to Canada. In the latter case, the acquirer may not proceed with the investment or, if the investment has already been consummated, must divest itself of control of the Canadian business.

The Act provides for civil penalties for non-compliance with any provision. There are also criminal penalties for breach of confidentiality or providing false information.

CANADIAN FEDERAL INCOME TAX CONSIDERATIONS

The Company has been advised of the following Canadian federal income tax consequences under the Income Tax Act (Canada) (the "Act"), the regulations thereunder (the "Regulations") and the Canada-United States Income Tax Convention, 1980 (the "Treaty") which apply to a beneficial holder of Common Shares who, at the date of acquisition of the Common Shares and at all material times thereafter, is not a resident of Canada for purposes of the Act; does not carry on business in Canada within the meaning of the Act; is a resident of the United States for purposes of the Treaty; held the Common Shares as a capital asset; and did not, at any time during a period of five years immediately preceding a disposition or deemed disposition by him of Common Shares (either alone or together with persons with whom he does not deal at arm's length) own 25% or more of the Common Shares or shares of any other class of the Company. Such a person will be subject to Canadian federal withholding tax of 15% on the amount of any dividends paid on the Common Shares unless such person is a company which owns at least 10% of the voting stock of the Company, in which case the rate of such tax may not exceed 5%. Such a person will also not be subject to the rules of the Act or the Regulations with respect to any gain or loss realized or deemed to be realized upon a disposition of his Common Shares held as a capital asset and, therefore, will not be subject to Canadian federal income tax with respect to such capital gain. A disposition or deemed disposition of Common Shares to a Canadian corporation with whom the person does not deal at arm's length can result in a deemed dividend in certain circumstances.

UNITED STATES FEDERAL INCOME TAX CONSIDERATIONS

The Company has been advised that dividends paid on the Common Shares to a holder who is a U.S. citizen, resident or domestic corporation will be taxed as ordinary income for United States federal income tax purposes. As discussed above in "Canadian Federal Income Tax Considerations", such dividends will also be subject to a Canadian withholding tax. The deduction for dividends received which is usually available to corporate shareholders is not available for dividends paid from a foreign corporation such as the Company.

Pursuant to Sections 164 and 901 of the Internal Revenue Code of 1986, as amended, a U.S. citizen, resident or domestic corporation holding such Common Shares may generally elect, for United States federal income tax purposes, to claim either a deduction from gross income for such Canadian withholding taxes or a credit against its United States federal income taxes with respect to such Canadian taxes.

The amount of the foreign tax credit that may be claimed is limited to that proportion of the United States tax against which the credit is taken that the holder's taxable income from non-United States sources bears to the holder's entire taxable income for that taxable year. That foreign tax credit limitation is applied separately to different categories of income. Generally, for purposes of applying such foreign tax credit limitation, dividends are included in the passive income category.

If Common Shares are held as a capital asset, any gain or loss on a sale, exchange or other disposition will be a capital gain or loss, and if the holder has held the Common Shares for more than one year, will qualify as a long term capital gain or loss. Effective August 5, 1997 there have been significant changes to the taxation of capital gains that could result in shares that have been held more than 18 months, being subject to a 20% tax rate. In general, a gain from a sale, exchange or other disposition of Common Shares by a United States person will be treated as United States source income.

ITEM 6.      SELECTED FINANCIAL DATA


                                            1998          1997            1996          1995           1994
                                        -----------    -----------    -----------    -----------    -----------
Sales revenue                           $ 5,075,331    $ 4,606,249    $ 3,846,576    $ 2,768,558    $ 1,986,644
Cost of sales                            (3,559,578)    (3,324,735)    (2,597,642)    (2,139,830)    (1,578,565)
                                        -----------------------------------------------------------------------
                                          1,515,753      1,281,514      1,248,934        628,728        408,079

Corporate and administrative expenses    (2,185,632)    (2,716,310)    (1,624,960)    (1,351,218)    (2,021,484)
                                        -----------------------------------------------------------------------
Loss before undernoted Item                (669,879)    (1,434,796)      (376,026)      (722,490)    (1,613,405)
Other income                                 76,885         24,437          7,551         10,999         18,202
                                        -----------------------------------------------------------------------
Loss for the year                          (592,994)    (1,410,359)      (368,475)      (711,491)    (1,595,203)
                                        =======================================================================
Loss per share                                (0.04)         (0.10)         (0.03)         (0.17)         (0.18)
                                        =======================================================================
Dividends per share                              --             --             --             --             --
                                        =======================================================================
Working capital                            (447,378)         2,486      1,205,330        468,676      1,293,966
                                        =======================================================================
Total assets                              2,191,495      2,688,708      2,603,335      1,682,272      2,224,296
                                        =======================================================================
Long term debt, loans                            --        581,912             --             --
                                        =======================================================================
Shareholders' equity                        653,971        942,111      1,931,277      1,100,695      1,999,812
                                        =======================================================================


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS FROM OPERATIONS
LOSS FOR THE YEAR improved to $(592,994) for fiscal 1998, from $(1,410,359) for fiscal 1997 and $(368,475) for 1996. Improvement is expected to continue through fiscal 1999. The main indicator of this is that, excluding the one time note receivable writeoff at year end, the Company incurred approximately 75% of its losses in the first two quarters of fiscal 1998.

The Company's increased loss for fiscal 1997 over 1996 was primarily due to increases in marketing and sales, general and administrative, government relations, writedowns, and bad debts.

SALES REVENUES for the year ended January 31, 1998, net of discounts and allowances, were $5,075,331, an increase of 10% in comparison to the fiscal year 1997 total of $4,606,249. This increase in sales revenues was achieved primarily due to increased sales volumes for the Company's animal care product lines.

Sales volumes for the company's CAREFRESH products increased 22% during fiscal year 1998, due to the efforts of our regional distributors and existing sales managers. Sales to direct accounts also increased significantly.

The sales volume for the Company's industrial product lines decreased from the previous year as the division continued to restructure its product line and evaluated the appropriate distribution strategy for all industrial products. An emphasis has been placed on new products, sales strategies and our products' superior performance. Our newest product, SpillSorb Plus, should produce significantly improved revenues in fiscal 1999.

The 19% increase in sales revenues for fiscal 1997 over the fiscal 1996 total of $3,846,576 was primarily due to the increased sales volumes of the Company's animal care product lines. During the same period a decrease in industrial sales revenues was also seen, due to the change of senior sales management and the introduction of new product lines.

Sales revenues for fiscal 1999 are expected to increase due to the continued acceptance of the Company's animal care products by both regional distributors and end consumers. Sales of industrial products are also expected to increase due to sales strategies and strategic partnerships with industry leaders.

GROSS PROFIT on net sales was $1,515,753 (or 30%) for the year ended January 31, 1998, in comparison to $1,281,514 (or 28%) in fiscal 1997 and $1,248,934 (or
32%) in fiscal 1996.

The increase in fiscal 1998 was primarily due to the reduction in freight-in costs relating to pulp sources. A price increase in our animal care product line and efficiencies achieved from large production volumes also contributed to the improvement in gross margin.

The decrease in fiscal 1997 was primarily due to additional freight-in costs of pulp, which was sourced from long distance suppliers. Increased sales of lower margin industrial products was also a contributing factor.

Gross profit margins are expected to remain substantially at the same level as fiscal 1998 during fiscal 1999. Any improvements achieved from production volumes will be off-set by the sale of lower margin industrial products.

Total CORPORATE AND ADMINISTRATIVE EXPENSES decreased to $2,185,632 for the fiscal year ended January 31, 1998 from $2,716,310 in fiscal 1997, and up from $1,624,960 in fiscal 1996. The decrease in fiscal 1998 was primarily due to the investment writedowns in 1997 and a focus on maintaining and controlling these expenses.

The fiscal 1997 increase was primarily due to write downs of investments, the pursuit of government sales and regulatory amendments, and increased general and administrative expenses.

Corporate and administrative expenses are expected to decrease in fiscal 1999 because of the Company's continuing cost reduction programs.

MARKETING AND SALES EXPENSES decreased to $733,575 for the year ended January 31, 1998 from $1,119,666 in fiscal 1997 and $956,437 in fiscal 1996. The reduction in fiscal 1998 was primarily due to a reduction in the industrial sales staff and the elimination of the industrial sales trade show program. The Company also took steps to improve the efficiency of both the industrial and animal care sales departments.

The increase in fiscal 1997 was due to increased commissions and costs of various incentives and cooperative marketing programs with distributors for the Company's animal care products. There were also costs associated with the restructuring of the industrial sales division.

Total marketing and sales costs are expected to increase slightly for fiscal 1999, but decrease as a percentage of sales revenues. Animal care marketing programs will continue to focus on new distributors and target specific animal groups. Industrial programs will be developed to support the new sales strategy, gaining new distributors and strategic national accounts on the basis of competitive pricing and superior performance.

GENERAL AND ADMINISTRATIVE EXPENSES decreased to $946,665 for the year ended January 31, 1998, from $1,026,216 in fiscal 1997 and up from $534,055 in fiscal 1996. The decrease in 1998 was primarily due to a reduction in staff and a focus on controlling general and administrative expenses.

The increase in fiscal 1997 in comparison to fiscal 1996 was due to significantly higher investor relations expenses and administrative salaries.

Total general and administrative expenses for fiscal 1999 are expected to decrease slightly from current levels.

GOVERNMENT RELATIONS EXPENSES WERE $nil for the year ended January 31, 1998 compared to expenditures of $206,054 in fiscal 1997 and nil in fiscal 1996, as the Company did not have to actively support efforts to amend federal and state legislation.

The expenses in fiscal 1997 were primarily due to a pursuit of various government contracts for the sales of all of the Company's products and primarily due to the Company's efforts to clarify, and if necessary support, amendments to current federal and state legislation which create an unfair advantage in favor of our competitors.

These expenses are not expected to be significant in fiscal 1999.

WRITEDOWNS for the year ended January 31, 1998 were $nil compared to$135,143 in fiscal 1997 and $nil in fiscal

1996. The writedowns in fiscal 1997 were primarily the result of the company's investment in Bee-Innovative Technologies and a patent related thereto, which was undertaken during the fiscal year.

AUDIT AND LEGAL EXPENSES increase to $110,050 in the year ended January 31, 1998 in comparison to $57,358 in fiscal 1997 and $60,038 in fiscal 1996. The increase in fiscal 1998 was primarily due to the discontinuation of the investment in Bee-Innovative Technologies and the sale of BeneTech, LLC.

The decrease in fiscal 1997 was primarily the result of reduced use of outside counsel in handling U.S. Securities and regulatory matters.

Audit and legal expenses are expected to decrease for fiscal 1999.

BAD DEBTS increased to $198,924 for fiscal 1998, from $57,327 for fiscal 1997 and $7,150 for fiscal 1996. This increase was primarily due to the write-off of a note receivable. The Company continues to expect bad debt will not exceed 1% of sales for fiscal 1999.

INTEREST EXPENSE net of interest income for the fiscal year ended January 31, 1998 totaled $84,283 in comparison to $57,023 in fiscal 1997 and $5,544 in fiscal 1996. The increase in interest expense was due to an increased use of credit facilities. The Company expects interest expenses to increase during fiscal 1999.

RESEARCH AND DEVELOPMENT EXPENSES increased to $54,905 in fiscal 1998 from $44,914 in fiscal 1997 and $46,832 in fiscal 1996. The increase in R&D expenses during fiscal 1998 and 1997 reflect an increase in employment in this area to develop new products such as SpillSorb plus and animal care products.
Research and development expenses are expected to remain at current levels through fiscal 1999.

TOTAL ASSETS decreased to $2,191,495 for fiscal 1998 from $2,688,708 in fiscal 1997. This decrease was mainly due to the sale of BeneTech, LLC during fiscal 1998. In fiscal 1997, 50% of BeneTech LLC's assets were consolidated with the Company's accounts.

TOTAL LIABILITIES decreased to $1,537,524 for fiscal 1998 from $1,746,597 in fiscal 1997. This decrease was mainly due to the sale of BeneTech, LLC and the release of their related liabilities, along with the exercise and maturing of the Company's convertible debentures.

LIQUIDITY AND CAPITAL RESOURCES
At January 31, 1998 the company had $45,664 in Cash as compared to $96,901, representing a decrease of $51,237.

CASH FLOW REQUIRED FOR OPERATIONS decreased to $288,680 in fiscal 1998 from $579,544 in fiscal 1997 and $446,561 in fiscal 1996. The cash requirements for fiscal 1998 were financed from the sale of BeneTech, LLC and the increased use of the Company's credit facility. As sales revenues increase, the Company's reliance on cash reserves, credit facilities, and equity issues is expected to decrease.

The Company's WORKING CAPITAL position at January 31, 1998 was ($447,378) in comparison to $2,486 at the end of fiscal 1997. The current ratio remained at
0.07 (current assets to current liabilities) in comparison to year end of fiscal 1997. The expiration date on the convertible debentures increased the Company's current liabilities by $249,651. Subsequent to January 31, 1998 the liability for the convertible debentures was eliminated through the exercise of the debentures and proceeds from the issue of common stock to employees.

CASH RECEIVED FROM INVESTING ACTIVITIES during fiscal 1998 totaled $292,872 in comparison to ($1,008.055) in fiscal 1997 and ($193,727) in 1996. This increase in cash received was primarily due to the sale of BeneTech, LLC.

The use of cash during fiscal 1997 was primarily due to the Company's investments in Bee-Innovative Technologies and BeneTech, LLC and the purchase of a new pulp dryer which is being stored in contemplation of expansion of the Companies production capacity at its current or other locations.

Plans for fiscal 1999 include installing of additional manufacturing equipment to increase the production capacity at its Bellingham, WA plant. The cash required for this expansion was obtained as part of the Company's credit facility, during fiscal 1998. The Company also continues to look for opportunities for an eastern U.S.A manufacturing site. It is most likely that the company will seek a strategic alliance or joint venture arrangement with a suitable party rather than commence construction of its own plant. Therefore management cannot predict the timing of such an arrangement, nor the nature of the facility and its possible investment requirements.

CAPITAL FINANCING will be sought, if required in fiscal 1999, to finance additional expansion requirements.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX


Auditors' Report                                                        page     19


Consolidated Balance Sheets as of January 31, 1998 & 1997               page     20


Consolidated Statements of Operations and Deficit for the years
ended January 31, 1998,1997 & 1996                                      page     21


Consolidated Statements of Changes in Financial Position for the
years ended January 31, 1998,1997 & 1996                                page     22


Notes to Consolidated Financial Statements                              page     23

MARCH 18, 1998

AUDITORS' REPORT

TO THE SHAREHOLDERS OF INTERNATIONAL ABSORBENTS INC.

We have audited the consolidated balance sheets of INTERNATIONAL ABSORBENTS INC. as at January 31, 1998 and 1997 and the consolidated statements of operations and deficit, and changes in financial position for the three years ended January 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at January 31, 1998 and 1997 and the results of its operations and the changes in its financial position for the years ended January 31, 1998, 1997 and 1996 in accordance with generally accepted accounting principles in Canada. As required by the British Columbia Company Act, we report that, in our opinion, these principles have been consistently applied.



CHARTERED ACCOUNTANTS
VANCOUVER, CANADA


COMMENTS BY AUDITOR FOR U.S. READERS ON CANADA-U.S. REPORTING CONFLICT

In the United States, reporting standards for auditors require the addition of an explanatory paragraph when there is substantial doubt a company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a basis of accounting principles applicable to a going concern which assumes the realization of assets and discharge of liabilities in the normal course of business. As discussed in Note 1 to the accompanying consolidated financial statements, the Company's losses since inception and negative working capital position raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our report to the shareholders dated March 18, 1998 is expressed in accordance with Canadian reporting standards which do not permit a reference to such uncertainty in the auditors' report when the uncertainty is adequately disclosed in the financial statements.



CHARTERED ACCOUNTANTS
VANCOUVER, CANADA

INTERNATIONAL ABSORBENTS INC.
CONSOLIDATED BALANCE SHEETS (Stated in U.S. Dollars)


                                                    JANUARY 31,    January 31,
                                                    -----------    -----------
                                                       1998           1997
ASSETS
Currents assets:
   Cash                                             $    45,664    $    96,901
   Accounts receivable                                  617,263        616,137
   Inventories (Note 3)                                 355,300        416,348
   Prepaid expenses                                      71,919         37,785
                                                    --------------------------
                                                      1,090,146      1,167,171

Fixed assets (Note 4)                                 1,023,797      1,306,550

Other assets (Note 5)                                    77,552        214,987
                                                    --------------------------
                                                    $ 2,191,495    $ 2,688,708
                                                    ==========================

LIABILITIES
Current liabilities:
   Accounts payable and accrued liabilities         $   739,750    $   806,346
   Operating line of credit (Note 6)                    503,797        297,534
   Convertible debentures (Note 7)                      249,651             --
   Due to related parties (Note 10)                      44,326         60,805
                                                    --------------------------
                                                      1,537,524      1,164,685

Long-term liabilities of joint venture (Note 8)              --         84,232

Convertible debentures (Note 7)                              --        497,680
                                                    -----------    -----------
                                                      1,537,524      1,746,597

SHAREHOLDERS' EQUITY
Share capital (Note 9)                                6,332,493      5,950,565

Equity portion of convertible debentures (Note 7)            --         77,074

Deficit                                              (5,678,522)    (5,085,528)
                                                    --------------------------
                                                        653,971        942,111
                                                    --------------------------
                                                    $ 2,191,495    $ 2,688,708
                                                    ==========================
Subsequent events (Note 15)

INTERNATIONAL ABSORBENTS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT (Stated in U.S. Dollars)


                                                    YEAR ENDED JANUARY 31
                                        --------------------------------------------
                                            1998            1997            1996
                                        ------------    ------------    ------------
Sales revenues (net)                    $  5,075,331    $  4,606,249     ,$3,846,576
Cost of goods sold                        (3,559,578)     (3,324,735)     (2,597,642)
                                        --------------------------------------------
                                           1,515,753       1,281,514       1,248,934

Corporate and administrative expenses
  Marketing and sales                        733,575       1,119,666         956,437
  General and administrative                 946,665       1,026,216         534,055
  Government relations                            --         206,054              --
  Writedowns (Note 5)                             --         135,143              --
  Audit and legal                            110,050          57,358          60,038
  Bad debts                                  198,924          57,327           7,150
  Interest expense (net)                      84,283          57,023           5,544
  Research and development                    54,905          44,914          46,832
  Other                                       57,230          12,609          14,904
                                        --------------------------------------------
                                           2,185,632       2,716,310       1,624,960

Loss before undernoted item                 (669,879)     (1,434,796)       (376,026)
  Other income                                76,885          24,437           7,551
                                        --------------------------------------------
Loss for the year                           (592,994)   $ (1,410,359)   $   (368,475)
                                        ============================================

Deficit at beginning of year              (5,085,528)     (3,675,169)     (3,306,694)
Loss for the year                           (592,994)     (1,410,359)       (368,475)
                                        ============================================
                                          (5,678,522)     (5,085,528)     (3,675,169)
                                        ============================================

Loss per common share                           (.04)   $      (0.10)   $      (0.03)

Weighted average number
  of common shares                        15,596,473      14,176,273      12,672,674

INTERNATIONAL ABSORBENTS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION (Stated in U.S.
Dollars)


                                                             YEAR ENDED JANUARY 31
                                                  -----------------------------------------
                                                     1998            1997          1996
                                                  -----------------------------------------
Cash provided by (used in) operating activities
  Operations
  Loss for the year                               $  (592,994)   $(1,410,359)   $  (368,475)
  Items not affecting cash
    Depreciation                                      102,106         82,952         85,137
    Amortization                                       25,210         17,386         14,662
    Writedown of other assets                              --        135,143             --
    Gain on disposal of fixed assets                       --        (23,016)            --
    Interest on convertible debentures                 28,022         28,379             --
                                                  -----------------------------------------
                                                     (437,656)    (1,169,515)      (268,676)
Changes in non-cash working capital*                  148,976        589,971       (177,885)
                                                  -----------------------------------------
                                                     (288,680)      (579,544)      (446,561)

Cash provided by (used in) financing activities
  Long-term liabilities of joint venture              (84,232)        84,232             --
  Issue of convertible debentures                          --        625,000
  Issuance of shares                                  385,625        462,987      1,298,460
  Conversion of convertible debentures               (353,125)       (78,625)
  Share issue expenses                                 (3,697)      (118,868)       (99,403)
                                                  -----------------------------------------
                                                      (55,429)       974,726      1,199,057

Cash provided by (used in) investing activities
  Fixed asset additions                               (22,352)      (701,197)      (193,727)
  Proceeds from disposal of fixed assets, net         202,999         23,016             --
  Other asset additions                               (69,207)      (329,874)            --
  Proceeds from disposal of other assets, net         181,432             --             --
                                                  -----------------------------------------
                                                      292,872     (1,008,055)      (193,727)

Decrease (increase) in cash                           (51,237)      (612,873)       558,769
Cash, beginning of year                                96,901        709,774        151,005
                                                  -----------------------------------------
Cash, end of year                                 $    45,664    $    96,901    $   709,774
                                                  =========================================

*Changes in non-cash working capital:
  Accounts receivable                             $    (1,126)   $   118,058    $  (229,406)
  Inventories                                          61,048        (35,381)       (15,912)
  Prepaid expenses                                    (34,134)        14,667        (23,048)
  Accounts payable and accrued liabilities            (66,596)       219,688         23,581
  Operating line of credit                            206,263        222,853         74,681
  Due to related parties                              (16,479)        50,086         (7,781)
                                                  -----------------------------------------
                                                  $   148,476    $   589,971    $  (177,885)
                                                  =========================================

INTERNATIONAL ABSORBENTS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Stated in U.S. Dollars except where otherwise noted) Years ended January 31, 1998, 1997 and 1996


1.        OPERATIONS

          International Absorbents Inc. (Company) is a Canadian company incorporated in May, 1983, which has operations located in the State of Washington, U.S.A. Through its wholly-owned subsidiary, Absorption Corp. ( "Absorption" ), the Company is engaged in the development and sale of value-added products made from waste short fiber pulp (SFP) utilizing proprietary technology. Absorption markets and sells SFP-based products used for general industrial spill cleanup, marine oil-cleanup, and oil/water filtration. Additionally, animal and pet bedding products are sold in consumer retail and commercial bedding markets. The company has established distribution in North America and certain European Economic Community and Pacific Rim countries.

          These consolidated financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern which assumes the realization of assets and discharge of liabilities in the normal course of business. The Company has recorded losses since inception and has a negative working capital position. The Company's ability to continue as a going concern is dependent upon obtaining additional financing and upon its ability to attain profitable operations. These consolidated financial statements do not give effect to any adjustments that would be necessary should the Company not be able to continue as a going concern.

2.        SIGNIFICANT ACCOUNTING POLICIES

          GENERALLY ACCEPTED ACCOUNTING PRINCIPLES These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada. Differences with respect to accounting principles generally accepted in the United States are disclosed in
          Note 13.

          BASIS OF CONSOLIDATION
          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Absorption, a Nevada company doing business in Washington State, and Total Absorb Inc. ("TAI" ), a British Columbia company.

          The Company's 50% interest in BeneTech, LLC (Note 5) is accounted for using the proportionate consolidation method. On June 12, 1997, the Company's interest in BeneTech, LLC was sold to its joint venture partner. The Company's 51% interest in Bee-Innovative Technologies, Inc. ("Bee-Innovative") (Note 5) has not been consolidated as the Company's remaining investment in Bee-Innovative was written off as at January 31, 1997.

          INVENTORIES
          Finished goods inventories are valued at the lower of cost, determined on the first-in first-out basis, and net realizable value. Raw materials and supplies are valued at the lower of cost, determined on the first-in first-out basis, and replacement cost.

          FIXED ASSETS
          Fixed assets are recorded at cost. The Company's building and equipment are located on leased land. Depreciation is applied to write-off the cost of fixed assets over their estimated useful lives as follows:

                   Building                5%        Straight-line basis
                   Equipment              15%        Declining-balance basis

          OTHER ASSETS
          The Company capitalizes all expenditures incurred for the acquisition of license rights, patents and trademarks, development of absorbent products and processes and pre-production costs. Capitalized costs are amortized on a straight-line basis over three to seven years commencing with production of related products. When technology is no longer in use related unamortized costs are written off.

          REVENUE RECOGNITION
          Revenue from the sale of products is recognized at the time title passes to the purchaser, which is when the goods are conveyed to a carrier.

          INCOME TAXES
          The Company follows the deferral method of accounting for income taxes.

          FOREIGN CURRENCY TRANSLATION
          The Company has adopted the United States dollar as its reporting currency. The Company and its subsidiaries are considered to be integrated operations and the accounts are translated using the temporal method as follows:

          Monetary assets and liabilities at the rates of exchange in effect at the balance sheet dates; non-monetary assets and liabilities at historical rates; revenue and expense items (except depreciation and amortization) at the average rates for the year; depreciation and amortization at the same rates as for the assets to which they relate. The net effect of the foreign currency translation is included in operations.

          LOSS PER SHARE
          Loss per common share is calculated on the basis of the weighted average number of common shares outstanding during the year. The effect of potential issues of shares under warrant or share option arrangements is not dilutive.

          USE OF ESTIMATES
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses for the period reported. Actual results could differ from those estimates.

          COMPARATIVE AMOUNTS
          Certain amounts have been restated to conform with the presentation adopted in 1998.

3.        INVENTORIES

                                                1998            1997
                                              --------        --------
          Raw materials                       $208,744        $235,130
          Finished goods                       146,556         181,218
                                              ------------------------
                                              $355,300        $416,348
                                              ========================

4.        FIXED ASSETS



                                             ACCUMULATED
                                 COST       DEPRECIATION       NET
          1998                ----------------------------------------
          Building            $  541,263     $  243,568     $  297,695
          Equipment            1,586,965        860,863        726,102
                              ----------------------------------------
                              $2,128,228     $1,104,431     $1,023,797
                              ----------------------------------------
                                                                  1997
          Building            $  533,227     $  214,422     $  318,805
          Equipment            1,775,648        787,903        987,745
                              ----------------------------------------
                              $2,308,875     $1,002,325     $1,306,550
                              ----------------------------------------

          The majority of the Company's fixed assets are located on land and in warehouse space leased from the Port of Bellingham in Washington State. The lease agreements require payments of approximately $4,200 (1997 - $3,700) per month to August 31, 2000. The Company has an option for an additional five year period at rates to be negotiated.

5.        OTHER ASSETS


                                                                        ACCUMULATED
                                                               COST     AMORTIZATION  WRITEDOWNS       NET
1998                                                         -----------------------------------------------
          Patents, trademarks and designs                    $194,402      118,722     $     --     $ 75,680
          Incorporation costs                                   1,872                        --        1,872
                                                             ========-----========-----========-----========
                                                             $196,274     $118,722     $     --     $ 77,552
                                                             ===============================================

1997
          Patents, trademarks and designs                    $164,756     $ 93,512     $ 39,561     $ 31,683
          Incorporation costs                                   1,872           --           --        1,872
          Deferred costs of BeneTech, LLC                      68,366           --           --       68,366
          Contribution to BeneTech, LLC
          in  excess of Company's interest in net assets      113,066           --           --      113,066
          Investment in Bee Innovative
          Technologies Inc.                                    72,218           --       72,218           --
          Investment in Absorption Corp.
          Europe
                                                               23,364           --       23,364           --
                                                             ========-----========-----========-----========
                                                             $443,642     $ 93,512     $135,143     $214,987
                                                             ===============================================


          During fiscal 1997, the Company contributed $250,447 in consideration for a 50% interest in a joint venture named BeneTech, LLC ("BeneTech"), located in upstate New York, which constructed a facility to manufacture low-cost, large animal (dairy) bedding. The Company's proportionate interest in BeneTech as at January 31, 1997 consisted of net assets of $137,381 and a contribution to the joint venture in excess of these net assets of $113,066, together totaling the Company's investment in BeneTech of $250,447. The Company's proportionate interest in BeneTech's results from operations for the period from inception to January 31, 1997 were not material.

          During fiscal 1998, the Company made further contributions of $18,000 to BeneTech. On June 12, 1997 the company agreed to sell all of its interests in BeneTech for consideration consisting of $118,000 in cash, a $150,000 note receivable and the release of the Company from all loan guarantees. The note receivable is repayable over a five year period and bears interest at 9%. The Company's proportionate interest in BeneTech's results from operations for the period February 1, 1997 to June 12, 1997 was $63,415, consisting of sales of $5,322, cost of sales of $20,084 and corporate and administrative expenses of $48,653. The Company realized a gain of $64,693 on the sale of all its proportionate interest in BeneTech which consisted of the following net assets:

                                                                          JUNE 12, 1997
                                                                          -------------
      ASSETS
                Current Assets                                                    3,686
                Fixed Assets                                                    202,999
                Contribution in excess of Company's interest in net assets      113,066
                Other Assets                                                     64,440
                                                                               --------
                Total Assets                                                    384,191
                                                                               --------

          LIABILITIES
                Current Liabilities                                              85,509
                Long-term debt                                                   94,928
                                                                               --------
                                                                                180,437
          PARTNERS CAPITAL
                Partners capital                                                268,447
                Deficit                                                         (64,693)
                                                                               --------
                                                                                203,754
                                                                               --------
                Total Liabilities and Partners Capital                          384,191
                                                                               ========


          During fiscal 1997, the Company advanced funds to organize the business of Bee-Innovative Technologies, Inc. ("BIT") a corporation incorporated in the State of Washington, USA and engaged in the manufacture and sale of dried flowers and fruits. A total of $122,218 was advanced by the Company directly to the proprietors of BIT and a further $32,231 was expended by the Company to complete certain patent assignments necessary to secure the Company's 50% interest. Subsequently, the Company adopted a plan to cease funding BIT and received $50,000 in earnest monies pursuant to a letter of intent to transfer all of its interest in BIT to a former director and senior officer. This agreement was not finalized and BIT has ceased operations. Accordingly, the Company wrote off its remaining investment in BIT as at January 31, 1997.

          During fiscal 1997, the Company advanced funds totaling $23,364 to Absorption corp. Europe ("ACE") a 50% owned joint venture incorporated in the United Kingdom and organized to generate commercial markets in the UK and continental Europe. The Company reviewed the merits of continued participation in this joint venture and accordingly wrote off its investment in ACE as at January 31, 1997.

6.        OPERATING LINE OF CREDIT

          In fiscal 1998, the Company secured a short-term line of credit for up to $1,000,000, which is secured by the assets of Absorption. Interest is payable on funds advanced at the rate of prime plus 2%. The funds available to the Company by the lender are limited to 80% of certain accounts receivable. Additionally, the lender has granted the Company a term loan of up to $300,000. Terms of the line of credit require repayment from collections of accounts receivable and the term loan becomes payable, with accrued interest, in January 1999.

          In fiscal 1997, the Company secured a short-term line of credit for up to $1,000,000, which was secured by the accounts receivable and other assets of Absorption. Interest was payable upon funds advanced at the rate of prime plus 8%. The funds available to the Company by the lender were limited to 70% of accounts receivable. Additionally, the lender granted the Company a term loan of $250,000. Terms of the line of credit required repayment from collections of accounts receivable and the term loan was repaid, with accrued interest, in January 1998.

7.        CONVERTIBLE DEBENTURES

          Pursuant to agreements entered into in July 1996, the Company issued an aggregate $625,000 of convertible debentures to private lenders in consideration for cash. The debentures pay interest at an annual rate of 8% and may be converted, at the option of the holder, to common shares of the Company at a price of $0.50 per share or less, dependent upon the market price of the Company's shares at the time of conversion. The terms of the debentures require payment of any remaining principal and accrued interest at their expiry in June 1998. As described in Note 15, $45,125 of convertible debentures were converted to common shares and $196,125 were repaid subsequent to January 31, 1998.

8.        LONG-TERM LIABILITIES OF JOINT VENTURE

          In fiscal 1997 the Company's joint venture, BeneTech (Note 5) received credit facilities from a savings bank and a local economic development district. The five-year term loan due to the savings bank was for a principal amount of $84,000, was secured by a first security interest in BeneTech's machinery and equipment and a collateral property mortgage, and was accruing interest at the rate of 9% per annum. Monthly payments of $1,744 were required during the term of the loan. Two loans totaling $118,491 had been received from the local economic development district and were secured with a subordinate general security interest in BeneTech's assets. These loans were accruing interest at 6% per annum and monthly payments of $1,450 and $483 were due, respectively, during the five and ten year terms of the two loans. The Company was a guarantor of BeneTech's loans with these two parties. As part of the June 12, 1997 BeneTech sales agreement, the company was released from all related loan guarantees.

9.        SHARE CAPITAL

          AUTHORIZED
          100,000,000 common shares (1996 and 1995 - 100,000,000) without par value.



          COMMON SHARES ISSUED                         SHARES          AMOUNT
                                                    ---------------------------
          Balance as of January 31, 1995             11,531,345     $ 4,407,389

          Year Ended January 31, 1996
          For cash
            Exercise of warrants                      1,266,670         633,335
            Exercise of options                       1,023,500         665,125
                                                    ---------------------------
          Issued during the year                      2,290,170       1,298,460
          Share issue and registration expenses              --         (99,403)
                                                    ---------------------------
          Balance as of January 31, 1996             13,821,515     $ 5,606,446

          Year Ended January 31, 1997
          For cash
            Exercise of warrants                        233,350         116,675
            Exercise of options                         355,500         267,687
          Conversion of debentures                      276,784          78,625
                                                    ---------------------------
          Issued during the year                        865,634         462,987
          Share issue and registration expenses              --        (118,868)
                                                    ---------------------------
          Balance as of January 31, 1997             14,687,149     $ 5,950,565

          Year Ended January 31, 1998
          For cash
            Exercise of warrants                         65,000          32,500
          Conversion of debentures                    1,943,789         353,125
                                                    ---------------------------
          Issued during the year                      2,008,789         385,625
          Share issue and registration expenses              --          (3,697)
                                                    ---------------------------
          Balance as of January 31, 1998             16,695,938     $ 6,332,493
                                                    ===========================


          SHARE TRANSACTIONS (EXCLUDING THE EXERCISE OF OPTIONS AND WARRANTS) DURING THE YEARS ENDED JANUARY 31, 1998, 1997 AND 1996.

          Pursuant to Regulation D subscription agreements entered into in July 1996, holders of convertible debentures (Note 7) in aggregate converted in fiscal 1998 - $353,125 (1997 - $78,265) of the original principal amount due, resulting in the issuance of 1,943,789 (1996 - 276,784) common shares from treasury, at prices from $0.08 per share to $0.44 per share. No finder's fees were payable in respect of these subscriptions.

          ESCROW SHARES

          The 560,000 common shares issued in August 1988 to acquire the remaining shareholdings in Absorption and Canadian Absorption Corp. (a predecessor subsidiary to TAI) are subject to an earn-out escrow agreement which provides for release of the shares on the basis of cumulative cash flow (as defined by the agreement) from the company's operations. Any of the 560,000 earn-out shares that are not released from escrow on or before August 25, 1998 will be canceled. As described in Note 15, these shares were purchased by the Company from an officer director subsequent to January 31, 1998.


                                                                     NO. OF
                                                                    UNDERLYING
STOCK OPTIONS                                                         SHARES         EXERCISE PRICE
                                                                    ---------------------------------
          Stock options outstanding, January 31, 1995                1,118,500        $0.625 to $2.00
            Granted                                                  1,580,500      $0.25 to C$1,6875
            Exercised                                               (1,023,500)        $0.25 to $0.75
            Surrendered or expired                                     (17,000)     $            1.00
                                                                    ---------------------------------
          Stock options outstanding, January 31, 1996                1,658,500        $0.625 to $3.00
            Granted                                                  2,396,500         $0.50 to $1.50
            Exercised                                                 (355,500)        $0.50 to $3.00
            Surrendered or expired                                  (2,408,000)        $0.50 to $3.00
                                                                    ---------------------------------
          Stock options outstanding, January 31, 1997                1,291,500        $0.50 to C$3.00
            Granted                                                         --
            Exercised                                                       --
            Surrendered or expired                                     (95,000)        $0.75 to $1.00
                                                                    ---------------------------------
          Stock options outstanding January 31, 1998                 1,196,500        $0.50 to C$3.00
                                                                    =================================


          Stock options outstanding at January 31, 1998 are due to expire from March 23, 1998 to May 6, 2000. Pursuant to the vesting terms of the option agreements, stock options to purchase 1,196,500 common shares were eligible for exercise at January 31, 1998 (1997 - 1,291,500; 1996
          - 1,658,500).


                                                       NO. OF
                                                     UNDERLYING
WARRANTS                                               SHARES        EXERCISE PRICES
--------                                            --------------------------------
          Warrants outstanding, January 31, 1995      1,650,000          $0.50
            Issued                                      400,000          $0.75
            Exercised                                (1,266,670)         $0.50
            Surrendered or expired                           --
          Warrants outstanding, January 31, 1996        783,330      C$0.50 to $0.75
                                                    --------------------------------
            Issued                                    1,445,000      $0.50 to $1.75
            Exercised                                  (233,350)         $0.50
            Surrendered or expired                           --
                                                    --------------------------------
          Warrants outstanding, January 31, 1997      1,994,980      $0.50 to $1.75
            Issued                                           --
            Exercised                                   (65,000)         $0.50
            Surrendered or expired                     (549,980)     $0.50 to $0.625
                                                    --------------------------------
          Warrants outstanding, January 31, 1998      1,380,000      $0.50 to $1.75
                                                    ================================


          Warrants outstanding at January 31, 1998 are due to expire from April 25, 1998 to December 21, 1999.

10.       RELATED PARTY INFORMATION

          Included in expenditures for fiscal 1998 are costs of $73,639 for office rent, and related services (1997 - $44,256; 1996 - $10,701) which were incurred on a cost reimbursement basis from a corporation owned and controlled by an officer and director of the company.

          Included in due to related parties, is the amount of $22,356 payable to an officer of the company as reimbursement of his re-location expenses. This amount is secured by a demand note payable, with interest payable thereon at the rate of 6% per annum.

11.       INCOME TAXES

          Potential tax benefits relating to operating losses have not been recorded in the accounts. IABS and its subsidiaries have non-capital loss carry-forwards from Canadian operations totaling Cdn $4,245,540 (expiring 1998 to 2004), and from United States operations totaling $8,349,777 (expiring 2001 to 2012). These loss carry-forwards are available for offset against future taxable incomes arising from Canadian and United States operations.

12.       SEGMENTED INFORMATION

          The company is involved primarily in the development, manufacture, distribution and sale of absorbent products. Its assets are located, and its operations are primarily conducted, in the United States.

13. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES ACCOUNTING PRINCIPLES AND PRACTICES

          The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada (Canadian basis) which differ in certain respects from those principles and practices that the company would have followed had its consolidated financial statements been prepared in accordance with accounting principles and practices generally accepted in the United States (U.S. basis).

          Had the company followed the U.S. basis, the Balance Sheet contained within the Consolidated Financial Statements would have been reported as follows:


                                         JANUARY 31, 1998                      JANUARY 31, 1997
                                  ------------------------------------------------------------------
                                  CANADIAN BASIS      U.S. BASIS      CANADIAN BASIS      U.S. BASIS
                                  ============      ============      ============      ============
ASSETS
Current assets (a) (g)            $  1,090,146      $  1,090,146      $  1,167,171      $  1,158,372
Fixed assets (d) (g)                 1,023,797         1,023,797         1,306,550         1,103,925
Other assets (d) (g)                    77,552            77,552           214,987           284,101
                                  ------------------------------------------------------------------
                                  $  2,191,495      $  2,191,495      $  2,668,708      $  2,546,398
                                  ==================================================================

LIABILITIES
Current liabilities (g)           $  1,287,873      $  1,287,873      $  1,164,685      $  1,104,667
Long term liabilities (e) (g)               --            64,460            84,232            70,583
Convertible debentures (f)             249,651           249,651           497,680           574,754

SHAREHOLDER'S EQUITY
Share capital (b) (d)                6,332,493        12,864,520         5,950,565        12,482,592
Equity portion of convertible
  debenture (f)                             --                --            77,074
Deficit (b) (d) (g)                 (5,678,522)      (12,275,009)       (5,085,528)      (11,686,198)
                                  ------------------------------------------------------------------
                                  $  2,191,495      $  2,191,495      $  2,688,708      $  2,546,398
                                  ==================================================================

          Had the company followed the U.S. basis, the Statement of Operations contained within the consolidated financial statements would have been reported as follows:


                                                              1998              1997             1996
                                                           -----------      -----------      -----------
            Net loss for the year under Canadian basis     $  (592,994)     $(1,410,359)     $  (368,475)
            Effect of change in accounting
               for income taxes under U.S. basis (e)            (4,183)          39,665          (39,345)
                                                           ----------------------------------------------
            Net loss for the year under U.S. basis         $  (588,811)     $(1,370,694)     $  (407,820)
                                                           ==============================================

            Loss per share under Canadian basis                   (.04)     $     (0.10)     $     (0.03)
                                                           ==============================================

            Loss per share under U.S. basis(c) (d) (e)            (.04)     $     (0.10)     $     (0.03)
                                                           ==============================================


          (a) On a U.S. basis, allowance for doubtful accounts (1998-$198,924; 1997-$57,327) would be disclosed on the face of the balance sheet.

          (b) The Canadian basis allows for the elimination of operating deficits by the reduction of stated capital attributable to common shares with a corresponding offset to the accumulated deficit. This reclassification, which the company made on February 1, 1993, is not permitted under the U.S. basis and would require an increase in share capital and deficit of $6,429,272 at January 31, 1998 and 1997.

          (c) On a U.S. basis, common shares returnable to the issuer if specified conditions are not met are excluded from the determination of weighted average number of common shares used for calculation of loss per share if those conditions are not currently being attained. The 560,000 common shares currently escrowed (Note 9) for release pursuant to cumulative cash flow earned from operations have been excluded for reporting loss per share on a U.S. basis.

          (d) On a U.S. basis, a change in reporting currency does not permit the use of a translation method of convenience. The Company adopted the U.S. dollar as the reporting currency for the consolidated financial statements effective February 1, 1994. Amounts previously reported in Canadian dollars for share capital and non-monetary assets and liabilities are translated into U.S. dollars at historical rates, rather than the January 31, 1994 year-end exchange rate of one U.S. dollar equal to Cdn $1.3295.

          (e) The Financial Accounting Standards Board issued Statement Number 109 on Accounting for Income Taxes ("FAS 109") which is effective for fiscal years beginning after December 15, 1992. FAS 109 required the use of the assets and liability method of accounting for income taxes, whereas the deferral method of accounting of income taxes is used under the Canadian basis. Under the asset and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

          The following table summarized the significant components of the company's deferred tax assets and liabilities:


                                                                CANADIAN         USA
                                                               OPERATIONS      OPERATIONS          TOTAL
                                                              -----------      -----------      -----------
               Deferred Tax Assets:
               Non-capital loss carryforwards                 $ 1,391,091      $ 2,838,924      $ 4,230,015
               Deferred expenditures                               30,026               --           30,056
               Fixed assets                                         1,319               --            1,319
                                                              ---------------------------------------------
               Gross deferred tax asset                         1,422,466        2,838,924        4,261,390
               Valuation allowance for deferred tax asset      (1,422,466)      (2,838,924)      (4,261,390)
                                                              =============================================
               Deferred Tax Liabilities:
               Fixed assets                                            --           64,460           64,460
               Deferred expenditures                                   --               --               --
                                                              ---------------------------------------------
                                                                       --           64,460           64,460
                                                              =============================================

               The amount taken into income as a deferred tax asset must reflect that portion of the income tax loss carryforwards which is likely to be realized from future operations. Considering the company's cumulative losses in recent years, the company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their terms of expiry.

          (f) The Canadian Institute of Chartered Accountants issued new accounting recommendations in fiscal 1997 regarding the disclosure and presentation of financial instruments. These recommendations require the liability and equity components of financial instruments such as the Company's convertible debentures to be presented separately on the consolidated balance sheet. The equity component is reflected as shareholders' equity. The liability will be accreted over the term of two years to maturity in June 1998. This accounting gives rise to increased charges to interest expense. This accounting and presentation is not permitted under the U.S. basis.

          (g) The Canadian basis requires that the accounts of a joint venture be proportionately consolidated. Under the U.S. Basis, the Company's investment in BeneTech, LLC (Note 5) would be accounted for under the equity method, reflecting the Company's original contribution to BeneTech less the Company's proportionate share of the joint venture's loss from operations.

14.       FINANCIAL INSTRUMENTS

          Concentration of credit risk The financial instrument which potentially exposes the Company to credit risk is trade receivables.

          Interest rate risk exposure Interest on the operating line of credit changes with market interest rates (Note 6). The convertible debentures pay interest at an annual rate of 8%.

          Fair values of financial instruments Financial instruments are initially recorded at historical cost. If subsequent circumstances indicate that a decline in fair value of a financial asset is other than temporary, the financial asset is written down to its fair value.

          The Company's financial instruments include cash, accounts receivable, accounts payable and accrued liabilities, operating line of credit, long term liabilities of joint venture and convertible debentures. The fair values of these financial instruments approximate their carrying values. Management has assessed that it is not practical to determine the fair value of the amount due to related parties due to the unavailability of such borrowing arrangements with similar terms and conditions on an arm's length basis.

15.       SUBSEQUENT EVENTS

     a) Employee stock purchase - Employees purchased 3,013,867 shares of common stock for proceeds of $256,177. Convertible debentures of $196,125 were retired from these proceeds..

     b)   Conversion of debentures - The holders of convertible debentures (Note
          7) in aggregate converted $45,125 of the principal amounts due, resulting in the issuance of the 451,250 common shares from treasury, at a price of $0.10 per share.

     c) Purchase of escrow shares - 560,000 escrow shares owned by an officer and director and subject to earn-out provisions, were purchased by the Company for $50,000. The proceeds were reinvested as part of the employee stock purchase.

     d) Related party transaction - A $22,356 note payable to an officer of the Company was paid in full.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company's directors and executive officers and regarding compliance with Section 16 of the Securities and Exchange Act of 1934, required by this Item, is incorporated by reference to pages 3 through 5 of the Company's Proxy Statement prepared for the Annual General Meeting of Shareholders to be held July 24, 1998.


ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to pages 5 through 10 of the Company's Proxy Statement prepared for the Annual General Meeting of Shareholders to be held July 24, 1998.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to page 3 of the Company's Proxy Statement prepared for the Annual General Meeting of Shareholders to be held July 24, 1998.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to page 10 of the Company's Proxy Statement prepared for the Annual General Meeting of Shareholders to be held July 24, 1998.



                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  The following documents are filed as a part of this Report.

     (I)  FINANCIAL STATEMENTS

          The following Report of Independent Chartered Accountants and Consolidated Financial Statements of the Company:

               Consolidated Financial Statements

          As at January 31, 1998 and 1997:
               Consolidated Balance Sheets

          For the Fiscal Years Ended January 31, 1998, 1997 and 1996:

               Consolidated Statements of Deficit
               Consolidated Statements of Operations
               Consolidated Statements of Changes in Financial Position Notes to Consolidated Financial Statements


     (II) FINANCIAL STATEMENT SCHEDULES

          Financial Statement Schedules have been omitted because they are not applicable or are not required or the information to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

     (III) EXHIBITS

          The exhibits listed on the Exhibit Index at page 34 are filed as part of this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     INTERNATIONAL ABSORBENTS INC., a
                                     British Columbia, Canada corporation


                                     -------------------------------------
                                     President and Chief Executive Officer
                                     Dated:  April 28, 1998


                                POWER OF ATTORNEY

          KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gordon L. Ellis his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



SIGNATURE                              TITLE                                       DATE
------------------------------         -----------------------------------         --------------
/s/Gordon L. Ellis
------------------------------         Chairman of the Board of Directors          April 28, 1998
Gordon L. Ellis                        President & Chief Executive Officer


/s/Stephen H. Silbernagel
------------------------------         Director                                    April 28, 1998
Stephen H. Silbernagel


/s/John J. Sutherland
------------------------------         Director                                    April 28, 1998
John J. Sutherland


/s/David H. Thompson
------------------------------         Controller                                  April 28, 1998
David H. Thompson                      Principal Accounting Officer

                                  EXHIBIT INDEX


EXHIBIT 3.  ARTICLES OF INCORPORATION AND BY-LAWS

   3.1(1)   Altered Memorandum of Company

   3.2(1)   Articles of the Company

EXHIBIT 10. MATERIAL CONTRACTS

   10.1(3) Supply Agreement between Georgia-Pacific Corp. and Absorption Corp. dated February 17, 1994

   10.2(1) Lease for Bellingham, WA plant between Port of Bellingham and Absorption Corp. dated October 8, 1985 (with modifications and renewals)

   10.3(1) Rental contracts between the Company, Absorption Corp., Canadian Absorption Corp. and ABE (1980) Industries Inc. dated December 1, 1989

   10.4(1) Office Services Agreement between the Company and ABE (1980) Industries Inc. dated November 10, 1988

EXHIBIT 13. ANNUAL REPORT OF SECURITY HOLDERS, FORM 10-Q OR QUARTERLY REPORT TO
            SECURITY HOLDERS

   13.1(5)  1998 Annual Report to Shareholders

EXHIBIT 21. SUBSIDIARIES OF THE REGISTRANT

   21.1(2)  List of Subsidiaries of the Company

EXHIBIT 23. CONSENTS OF EXPERTS AND COUNSEL

   23.1(4)  Consent of Price Waterhouse

EXHIBIT 27. FINANCIAL DATA SCHEDULE

   27.1(4)  Financial Data Schedule



--------------------------------------------------------------------------------

1 Incorporated by reference to the exhibit filed with the Company's Registration Statement on Form F-1 (No. 33-45919) as amended.

2 Incorporated by reference to the exhibit filed with the Company's Annual Report of Form 10-K for the fiscal year ended January 31, 1993.

3 Incorporated by reference to the exhibit filed with the Company's Annual Report of Form 10-K for the fiscal year ended January 31, 1994.

4    Filed herewith.

5    The 1998 10-K constitutes the 1998 Annual Report.