Form 10-K/A
period 1998-01-31
INTERNATIONAL ABSORBENTS INC
filed 1998-05-29
CIK 813634

                                      1998
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-K/A

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

Title of each class:                Name of each exchange on which Registered
Common Shares, without par value          Over the Counter Bulletin Board

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Articles of the Company provide for a Board of Directors consisting of not fewer than three (3) members. The number of Directors may be determined by resolution of the Board of Directors at any meeting; presently, the Board has set the number of Directors at three (3). In addition, the Articles of the Company provide for division of the Board of Directors into two (2) classes, whereby the term of office for one class of Directors expires each year. At the present time, Class I has one (1) Director and Class II has two (2) Directors, as follows:


                                                      PRESENT POSITION              SERVICED AS             DATE TERM AS
  CLASS          DIRECTOR              AGE              WITH COMPANY              DIRECTOR SINCE         DIRECTOR TO EXPIRE
  -----          --------              ---              ------------              --------------         ------------------
    I      Gordon L. Ellis             51     Director, Chairman,                      1985                     1998
                                              President & CEO

   II      Stephen H. Silbernagel      51     Director                                 1988                     1999

   II      John J. Sutherland          48     Director                                 1988                     1999


The brother of Gordon Ellis, Douglas Ellis, the Vice-President, Operations for Absorption Corp. ("Absorption"), the Company's U.S. operating subsidiary. No other family relationship exists between any Director, Executive Officer, or significant employee.

The following is a brief summary of the business experience, during the past five years, of each Director and nominee for Director of the Company. Each person named below is a citizen of Canada.

Gordon L. Ellis has been Chairman of the Company since July, 1988, President and CEO since November 1996, and a Director of the Company since July, 1985. Mr. Ellis is also a Director of Absorption, President and a director of ABE Industries Inc. (1980) ("ABE") and Gordann Consultants Ltd. ("Gordann Consultants"), both privately-held management or holding companies, and is President, CEO and a director of Polymer Solutions, Inc. ("PSI"), a publicly-held company, listed on the Vancouver Stock Exchange, which operates a plant in Chico, CA using advanced polymer technology to develop and provide environmentally safe, non-toxic, industrial wood coating and adhesive products.

Stephen H. Silbernabel has been a director of the Company since June, 1988. Mr. Silbernagel is a lawyer, practicing in Vancouver, British Columbia and is a partner in the firm Silbernagel & Company. Mr. Silbernagel is a director of PSI.

EXECUTIVE OFFICERS OF THE COMPANY

For the purpose of this Form 10-K/A, "Executive Officer" of the Company means the Chairman and any Vice-Chairman of the Board of Directors, where that person performs the functions of such officer on a full-time basis, the President, and any Vice-President in charge of a principal business unit such as sales, finance or production, and any officer of the Company or of a subsidiary who performs a policy-making function in respect of the Company, whether or not such officer is also a Director of the Company or the subsidiary.

The Executive Officers of the Company (including positions held with subsidiaries Absorption and Total Absorb Inc. ("TAI"), the Company's Canadian marketing and distribution subsidiary), their ages, principal occupations and business experience for the past five years, and tenures as Executive Officers are shown in the following table. Executive officers are appointed by, and serve at the pleasure of, the Board of Directors.

               NAME                     AGE         OFFICE HELD SINCE                 OFFICE HELD WITH COMPANY OR SUBSIDIARY
               ----                     ---         -----------------                 --------------------------------------
Gordon L. Ellis, MBA                    51                1988            Chairman
                                                                          President and CEO (since November, 1996)
                                                                          President and CEO (to January, 1994)
                                                                          Chairman and Director of Absorption;
                                                                          See "Election of Directors"

Douglas E. Ellis                        47                1998            Secretary
                                                          1997            Secretary of Absorption


ITEM 11.   EXECUTIVE COMPENSATION

The aggregate cash payments made to the Company's Executive Officers and their management companies by the Company and its subsidiaries during the financial year ended January 31, 1998 was $229,260 as reimbursement for office rent and supporting services, and management services provided to the Company during the current year and prior years. Please see ITEM 13 - "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the total direct or indirect (management service agreements) compensation during the last three fiscal years of the Company's CEO and its other Executive Officers whose compensation exceeded (US)$100,000. Information is given for each of the last three fiscal years for each Executive Officer who served at any time during such year as an Executive Officer of the Company or its subsidiaries.

U.S. DOLLARS


                                         ANNUAL COMPENSATION                     LONG-TERM COMPENSATION
                        --------------------------------------------------  ----------------------------------------------------

                                                                                    AWARDS              PAYOUTS
                                                                            -----------------------------------------  ALL OTHER
    NAME & PRINCIPLE                                           OTHER         OPTIONS      RESTRICTED          LTIP     COMPENSA-
     POSITION           YEAR      SALARY ($)  BONUS ($)    COMPENSATION($)  GRANTED (#)   STOCK AWARD($)   PAYOUTS($)  TION ($)
     --------           ----      ----------  ---------    ---------------  -----------   --------------   ----------  ---------
Gordon L. Ellis         1998        44,052       -                 -              -            -                -              -
Chairman,               1997        10,000       -               367        216,500            -                -              -
President & CEO         1996             -       -                 -        150,000            -                -              -
(since November 1996)

Geoffrey C. Lawrence    1998       111,569       -                 -              -            -                -              -
President & CEO,        1997        36,615       -             6,605        150,000(1)         -                -              -
Absorption Corp.        1996           n/a      n/a              n/a            n/a           n/a              n/a            n/a
(since October 1996)

----------
(1) The options granted amount includes 110,000 warrants granted to Mr. Lawrence in December, 1996.

OPTION GRANTS

The Company has never granted stock appreciation rights ("SAR's"), and it is currently intended that none be granted in the future. The following tale sets forth information regarding all grants of options to the individuals named in the Summary Compensation Table during the fiscal year ended January 31, 1998, and the potential realizable value of such options using a 5% and 10% assumed annual rate of appreciation in the price of the Company's Common Shares. The particular assumed annual rates of stock appreciation used in this table are specified under the rules and regulations of the Securities and Exchange Commission and are not necessarily indicative of future stock price performance or the Company's projections thereof. Over a three-year option term, the corresponding increase in the Company's market capitalization over the same period (measured from the end of the last fiscal year) would be (a) $2,722,410 with an assumed 5% annual rate of stock appreciation, and (b) $1,296,435 with an assumed 10% annual rate of stock appreciation.

The following table sets forth information concerning the exercise of options during the fiscal year ended January 31, 1998, and the value at January 31, 1998 of unexercised "in-the-money" options held by each of the executive officers named in the Summary Compensation Table. All options are exercisable, in whole or in part, at any time until date of expiration.

                                                                                             AT JANUARY 31, 1998
                                                                              -----------------------------------------------
                                 NUMBER OF SHARES                             NUMBER OF UNEXERCISED
   NAME                        ACQUIRED ON EXERCISE     VALUE REALIZED ($)           OPTIONS             VALUES IN US DOLLARS
---------------------------    --------------------     ------------------    ---------------------      --------------------
Gordon L. Ellis                          -                       -                   216,500                    12,990

Geoffrey C. Lawrence(1)                  -                       -                   150,000                      9,000

Douglas E. Ellis                         -                       -                   100,000                      6,000

All directors and executive
officers as a group                      -                       -                   565,000                    33,990

----------
(1) The number of unexercised options amount includes 110,000 warrants granted to Mr. Lawrence in December, 1996.

At January 31, 1998, stock options to purchase a total of 1,196,500 Common Shares at exercise prices ranging from (US)$0.50 to (CDN)$3.00, with expiry dates from March 23, 1998 to May 6, 2000 were outstanding. Pursuant to the vesting terms of the stock option agreements, stock options to purchase 1,196,500 Common Shares are eligible for exercise at January 31, 1998.

EMPLOYMENT AGREEMENTS

During November, 1996 the Company entered into a management services agreement with Gordann Consultants, a company controlled by Gordon L. Ellis, for the services of Gordon L. Ellis. Gordann Consultants receives $5,000 per month, commending December 1966 and the management agreement is terminable upon one month's notice by either party.

BOARD COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Although the Company does not have a compensation committee, the Board of Directors establish the policies governing the compensation of the Company's Executive Officers. Messrs. Silbernagel and Sutherland, the Company's outside directors, were not at any time during fiscal 1998, nor during any preceding fiscal year, an Executive Officer or employee of the Company, nor did they receive any salary or fee remuneration for attendance at meetings or other deliberations of the Board. Mr. Ellis serves as an Executive Officer of the Company and is compensated pursuant to written management service agreements. No amendments to the compensation terms provided in those agreements have been made during the fiscal year, except as disclosed above (see "EMPLOYMENT AGREEMENTS"). In fiscal 1998, there were four deliberations of the Board of Directors concerning executive compensation.

It is the policy of the Board to exclude any interested Director from voting on any matter which may involve an actual or potential conflict of interest, including the granting or amending of stock options.

Messrs. Silbernagel and Sutherland received stock options, granted annually to the Stock Option Committee members each October 1st, in the amount of 20,000 shares each, with an exercise price of (US)$0.60 per share, representing fair market value on the grant date, and expiring October 1, 1999.

COMPLIANCE WITH SECTION 16(1) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act"), as amended, requires the Company's officers and directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. Officers, Directors and greater than 10% beneficial owners also are required by the rules promulgated by the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms they files.

The officers, directors and greater than 10% beneficial owners became subject to
Section 16 on February 1, 1993 at which time the Company was no longer deemed a "foreign private issuer" as such term is defined in Rule 3b-4 of the Securities Exchange Act of 1934. Based solely upon a review of the copies of such forms furnished to the Company, the Company believes that, during the period from February 1, 1995 to the date of this Form 10-K/A, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information, as of the Record Date, with respect to Common Share ownership by (I) the persons known to management beneficially owning Common Shared carrying more than 5% of the voting rights attached to all Common Shares of the Company, (ii) each Director, (iii) the Chief Executive Officer, (iv) each Executive Officer named in the Summary Compensation Table, and (v) all Directors and Executive Officers as a group. Except as otherwise indicated in the footnotes below, all of the shares listed for a person named in the table are directly held, with sole voting and dispositive power.


TITLE OF CLASS       NAME & ADDRESS OF BENEFICIAL OWNER                          AMOUNT OWNED        PERCENT OF CLASS
--------------       ----------------------------------                          ------------        ----------------
Common              Gordon L. Ellis                                              1,646,500(1,2,3)           8.40%
                    North Vancouver, British Columbia, Canada

Common              Stephen H. Silbernagel                                         803,500(4,5)             4.10%
                    Vancouver, British Columbia, Canada

Common              John Sutherland                                                 40,021(6)               0.20%
                    West Vancouver, British Columbia, Canada

Common              Douglas E. Ellis                                               106,500(7)               0.54%
                    White Rock, British Columbia, Canada

Common              Directors and Executive Officers as a Group (5 persons)      2,596,521                 13.25%

----------
(1) Includes 216,500 common shares underlying incentive stock options granted to Mr. Ellis.

(2) Includes 200,000 common shares held by Mr. Ellis' spouse. Mr. Ellis disclaims beneficial ownership of, and voting or dispositive powers over these shares.

(3) Includes 410,000 common shares underlying share purchase warrants granted to Mr. Ellis.

(4) Includes 40,000 common shared underlying incentive stock options granted to Mr. Silbernagel.

(5) Includes 250,000 common shares underlying share purchase warrants granted to Mr. Silbernagel.

(6) Includes 40,000 common shared underlying incentive stock options granted to Mr. Sutherland.

(7) Includes 1,000,000 common shared underlying incentive stock options granted to Mr. Ellis.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since the commencement of the Company's last completed fiscal year, no insider of the Company, proposed nominee for election as a director of the Company, nor any associate or affiliate of such insider or proposed nominee, has been materially interested in any transaction of the Company, nor is any such person interested in any proposed transaction which has materially affected or would materially affect the Company (or any of its subsidiaries) except for the matters referred to below. With regard to any matter involving an actual or potential conflict of interest with any member of the Company's Board of Directors, it has been the policy of the Board to exclude the interested Director from voting on such a matter.

Effective February 1, 1995, the Company and its two subsidiaries rent their executive office space and office equipment in Vancouver, British Columbia from ABE, a company controlled by Gordon L. Ellis for a total monthly fee of $500 per month. Management believes this rental fee is less than rents charged by third parties for similar accommodations.

During the year ended January 31, 1998 ABE was paid $73,639 for office rent and related services, plus reimbursement of accounting, investor relations and secretarial services. As of January 31, 1998, $0 was owed to ABE for office services.

The Company has entered into a management services agreement with Gordann Consultants for the services of Gordon L. Ellis (President and CEO of the Company). The management agreement is terminable upon one month's notice by either party. Please see ITEM 11 "EXECUTIVE COMPENSATION" for description of the remuneration paid or payable under these agreements.

The Company has granted stock options and warrants to certain of its Directors and Executive Officers. See ITEM 11 - "EXECUTIVE COMPENSATION."

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

                                    INTERNATIONAL ABSORBENTS INC., a
                                    British Columbia, Canada corporation


                                    ------------------------------------------
                                    President and Chief Executive Officer
                                    Dated:  April 28, 1998


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


SIGNATURE                                           TITLE                            DATE
---------                                           -----                            ----
/s/Gordon L. Ellis                  Chairman of the Board of Directors            April 28, 1998
-------------------------------     President & Chief Executive Officer
Gordon L. Ellis


/s/Stephen H. Silbernagel           Director                                      April 28, 1998
-------------------------------
Stephen H. Silbernagel


/s/John J. Sutherland               Director                                      April 28, 1998
-------------------------------
John J. Sutherland


/s/David H. Thompson                Controller                                    April 28, 1998
-------------------------------     Principal Accounting Officer
David H. Thompson

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

        13.1(5) 1998 Annual Report to Shareholders

EXHIBIT 21.     SUBSIDIARIES OF THE REGISTRANT

        21.1(2)  List of Subsidiaries of the Company

EXHIBIT 23.     CONSENTS OF EXPERTS AND COUNSEL

        23.1    Consent of Price Waterhouse

EXHIBIT 27.     FINANCIAL DATA SCHEDULE

        27.1    Financial Data Schedule












----------
(1) Incorporated by reference to the exhibit filed with the Company's Registration Statement on Form F-1 (No. 33-45919) as amended.

(2) Incorporated by reference to the exhibit filed with the Company's Annual Report of Form 10-K for the fiscal year ended January 31, 1993.

(3) Incorporated by reference to the exhibit filed with the Company's Annual Report of Form 10-K for the fiscal year ended January 31, 1994.

(4)     Filed herewith.

(5)     The 1998 10K constitutes the 1998 Annual Report.