Form 10QSB
period 1998-04-30
INTERNATIONAL ABSORBENTS INC
filed 1998-06-09
CIK 813634

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1998

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _____________ to _______________

                         COMMISSION FILE NUMBER 0-15673


                          INTERNATIONAL ABSORBENTS INC.
             (Exact name of registrant as specified in its charter)

    Province of British Columbia, Canada                      None
(State of other jurisdiction of incorporation     (IRS Employer Identification
            or organization)                                 Number)





                         410 - 1055 West Hastings Street
                           Vancouver, British Columbia
                                 Canada V6E 2E9
                    (Address of principal executive offices)

                                 (604) 681-6181
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                            Yes [x]     No [  ]



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 31, 1998.

No. of Shares                                      Title of Class
-------------                                      --------------
Common Shares, no par value                         19,601,052

UNAUDITED (ALL AMOUNTS IN US DOLLARS EXCEPT WHERE OTHERWISE NOTED)   PAGE 1 of 6

                          INTERNATIONAL ABSORBENTS INC.
                           CONSOLIDATED BALANCE SHEETS
                           (US dollars, in thousands)


                                                   APRIL 30, 1998   JANUARY 31, 1998
                                                   --------------   ----------------
ASSETS
Current assets:
        Cash                                          $    36           $    46
        Accounts receivable                               658               617
        Inventories                                       404               355
        Prepaid expenses                                   80                72
                                                      -------           -------
                                                      $ 1,178           $ 1,090
        Fixed assets                                    1,006             1,024
        Other assets                                       75                77
                                                      -------           -------
                                                      $ 2,259           $ 2,191
                                                      =======           =======
LIABILITIES
Current liabilities:
        Accounts payable                              $   706           $   740
        Operating line of credit                          501               504
        Convertible debentures                              0               250
        Due to related parties (Note 2)                    51                44
                                                      -------           -------
                                                      $ 1,258           $ 1,538
SHAREHOLDERS' EQUITY
        Share capital (Note 3)                        $ 6,643           $ 6,332
        Deficit                                        (5,642)           (5,679)
                                                      -------           -------
                                                      $ 2,259           $ 2,191
                                                      =======           =======


                          INTERNATIONAL ABSORBENTS INC.
                           CONSOLIDATED BALANCE SHEETS
                           (US dollars, in thousands)

                                                   3 MONTHS ENDED     3 MONTHS ENDED
                                                   APRIL 30, 1998    JANUARY 31, 1998
                                                   --------------    ----------------
Sales revenues                                      $  1,411          $  1,117
Cost of goods sold                                      (926)             (807)
                                                    --------          --------
                                                         485               310
Gross margin                                              34%               28%
Corporate and administrative expenses:
        Marketing and sales                              195               176
        General and administrative                       261               345
                                                    --------          --------
                                                         456               521

Profit/(loss) before undernoted item                      29              (211)
Other income                                               8                 2
                                                    --------          --------
                                                          37              (209)

Deficit at beginning of period                        (5,679)           (5,118)
                                                    --------          --------
                                                      (5,642)           (5,327)
                                                    ========          ========
EBIDT                                                     74              (151)
Profit/(loss) per common share (in dollars)         $      0          $   (.01)
                                                    ========          ========
Weighted average number of common shares (in          16,696            14,951
thousands)
                                                    ========          ========


UNAUDITED (ALL AMOUNTS IN US DOLLARS EXCEPT WHERE OTHERWISE NOTED)   PAGE 2 of 6

                          INTERNATIONAL ABSORBENTS INC.
            CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
                           (US dollars, in thousands)


                                                                      3 MONTHS ENDED
                                                              -------------------------------
                                                              APRIL 30, 1998   JANUARY 31, 1998
                                                              --------------   --------------
Cash flows from operating activities                                     (63)             (69)
Cash flows used in investing activities                                   (9)             (14)
Cash flows used in financing activities                                   62               29
Net decrease in cash                                                      10               51
                                                              --------------   --------------
Cash and cash equivalents, beginning of period                            46               97
                                                              --------------   --------------
Cash and cash equivalents, end of period                                  36               46
                                                              ==============   ==============


NOTES TO CONSOLIDATED FINANCIAL STATEMENT

(US dollars except where otherwise noted)

1.             BASIS OF CONSOLIDATION AND PRESENTATION

The consolidated financial statements include the accounts of International Absorbents Inc. ("IABS") and its wholly-owned subsidiaries Absorption Corp ("Absorption"), a Nevada company doing business in Washington State, and Total Absorb Inc. ("TAI"), a British Columbia company.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada and with the instructions to form 10-Q and Rule 10 of Regulation S-X promulgated by the United States Securities and Exchange Commission. Differences with respect to accounting principles generally accepted in the United States, which are not significant, are disclosed in Note 12. Such financial statements do not include all disclosures required by generally accepted accounting principles for annual financial statement reporting purposes. However, there has been no material change in the information disclosed in the Company's annual consolidated financial statements dated January 31, 1998, except as disclosed herein. Accordingly, the information contained herein should be read in conjunction with such annual consolidated financial statements and related disclosures. Certain amounts have been restated to conform with the presentation for Fiscal Year 1998.

The accompanying interim consolidated statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of the interim periods presented. Results of operations for the period ended April 30, 1998 are not necessarily indicative of results expected for an entire year.

2.             CONVERTIBLE DEBENTURES

Pursuant to agreements entered into in July 1996, the company issued an aggregate $625,000 of convertible debentures to private lenders in consideration for cash. The debentures paid interest at an annual rate of 8% and were converted, at the option of the holder, to common shares of the Company at a price of $0.50 per share or less, dependent upon the market price of the Company's shares on OTC Bulletin Board at the time of conversion. The terms of the debentures required payment of any remaining principal and accrued interest at their expiry in June 1998.

On April 6, 1998 the remaining principal due to the holders of the convertible debentures was paid through the purchase of stock by employees of the company ($196,125) and the conversion of the debentures for 451,250 common shares from treasury ($45,125).


UNAUDITED (ALL AMOUNTS IN US DOLLARS EXCEPT WHERE OTHERWISE NOTED)   PAGE 3 of 6

3.             SHARE CAPITAL

               AUTHORIZED

               100,000,000 common shares without par value.

COMMON SHARES ISSUED

                                                   SHARES              AMOUNT
                                                -----------         -----------
Balance as of January 31, 1997                   14,687,149         $ 5,950,565
For period ended January 31, 1998
For Cash
        Exercise of warrants                         65,000              32,500
        Exercise of options                               0                   0
Conversion of debentures                          1,943,789             353,125
                                                -----------         -----------
Issued during the year                            2,008,789             385,625
Share issue and registration expenses                                    (3,697)
                                                -----------         -----------
Balance as of January 31, 1998                   16,695,938         $ 6,332,493
                                                -----------         -----------
For period ended April 30, 1998
For Cash
        Exercise of warrants
        Exercise of options
Employee stock purchase                           3,013,867             256,177
Retirement of escrow shares                        (560,000)           (132,000)
Contributed capital                                                     150,997
                                                -----------         -----------
Conversion of debentures                            451,250             320,299
                                                -----------         -----------
Issued during the period                          2,905,117             320,299
Share issue and registration expenses                                   (10,102)
                                                -----------         -----------
Balance as of January 31, 1998                   19,601,055         $ 6,642,690
                                                -----------         -----------

ESCROW SHARES

The 560,000 common shares issued in August 1988 to acquire the remaining shareholdings in Absorption and Canadian Absorption corp. (a predecessor subsidiary to TAI) are subject to the earn-out escrow agreement which provides for release of the shares on the basis of cumulative cash flow (as defined by the agreement) from the company's operations. Any of the 560,000 earn-out shares that are not released from escrow on or before August 24, 1998 were subject to cancellations.

On April 30, 1998 the 560,000 escrow shares owned by an officer and director of the company were purchased for $50,000. The proceeds were reinvested as part of the employee stock purchase.

STOCK OPTIONS

                                                    NUMBER OF
                                                UNDERLYING SHARES     EXERCISE PRICE
                                                -----------------     --------------
Stock options outstanding January 31, 1997         1,291,500         $ 0.50 to C$3.90
        Granted                                            0
        Exercised                                          0
        Surrendered or expired                       (35,000)        $ 0.75 to $1.00
                                                  ----------         ----------------
Stock options outstanding January 31, 1998         1,256,500         $ 0.50 to C$3.90
                                                  ==========         ================
        Granted                                            0
        Exercised                                          0
        Surrendered or expired                       (56,000)        $ 0.75 to $1.00
                                                  ----------         ----------------
Stock options outstanding April 30, 1998           1,200,500         $ 0.50 to C$3.90
                                                  ==========         ================

UNAUDITED (ALL AMOUNTS IN US DOLLARS EXCEPT WHERE OTHERWISE NOTED)   PAGE 4 of 6

Stock options outstanding at April 30, 1997 are due to expire from June 24, 1998 to May 6, 2000. Pursuant to the vesting terms of the option agreements, stock options to purchase 1,200,500 common shares were eligible for exercise at April 30, 1998 (January 31, 1998 - 1,256,500).

WARRANTS

                                               NUMBER OF
                                            UNDERLYING SHARES     EXERCISE PRICE
                                            ----------------       --------------
Warrants outstanding January 31, 1997         1,994,980         $ 0.50 to $1.75
        Granted                                       0
        Exercised                               (65,000)                  $0.50
        Surrendered or expired                 (549,980)        $ 0.50 to $0.625
                                             ----------         -----------------
Warrants outstanding January 31, 1998         1,380,000         $ 0.50 to $1.75
                                             ==========         =================
        Granted                               1,506,933                   $0.25
        Exercised                                     0
        Surrendered or expired                 (400,000)                  $0.75
                                             ----------         -----------------
Warrants outstanding April 30, 1998           2,486,933         $ 0.25 to $1.75
                                             ==========         =================

Warrants outstanding at April 30, 1998 are due to expire from January 31, 1999 to April 28, 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS

SALES REVENUE for the three months ended April 30, 1998 net of allowances and discounts, were $1,411,000, an increase of 26% in comparison to the three months ended April 30, 1997 total of $1,117,000. This increase in sales revenue was mainly due to an increase in animal care products sales volumes.

For the balance of fiscal year 1998, further sales revenue growth is expected due to continued expansion of the company's animal care distribution in the pet bedding market. This sales growth will result from the addition of new regional distributors, a regional sales manager, and an increase in volume through existing distributors. The company's industrial division is also expected to experience sales revenue growth as revised marketing strategies take effect and its reformulated products gain acceptance.

GROSS PROFITS on total sales for the three months ended April 30, 1998 were $485,000 (or 34%) versus $310,000 (or 28%) for the three months ended April 30, 1997. These increases were due to improvements in the company's manufacturing efficiencies and an increase in the sales price of our animal care products.

NET PROFIT AND EBIDT improved for the three months ended April 30, 1998 versus the three month period ended April 30, 1997. Net profits increase to $37,000 profit, from a loss of $209,105. The company's EBIDT increased from negative $151,000 to positive $74,000 for the period. These increases were due to an increase in sales, an improvement in the gross margin and a reduction of general and administrative costs.

GENERAL AND ADMINISTRATIVE EXPENSES decreased for the three months ended April 30, 1998 to $261,000 from $345,000 for the three months ended April 30, 1997. These decreases were principally due to a decrease in administrative staff and the implementation of new cost controls.

Total general and administrative expenses for the fiscal year are expected to remain at current levels, but decrease significantly as a percentage of sales.

MARKETING EXPENSES were $195,000 for the three months ended April 30, 1998, an increase of 11% from the three month period ended April 30, 1997 total of $176,000. This increase reflects an expansion of our animal care sales activities.

Marketing expenses are expected to continue near this level for the remainder of the 1998 fiscal year, while decreasing significantly as a percentage of sales revenue.

UNAUDITED (ALL AMOUNTS IN US DOLLARS EXCEPT WHERE OTHERWISE NOTED)   PAGE 5 of 6

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 1998 the company had a negative $80,000 in working capital. This was an improvement from negative $448,000 at January 31, 1998. The current ratio (current assets to current liabilities) at period end increased to 0.94 from
0.71 at January 31, 1998. These changes were mainly due to the retirement of the convertible debentures.

CASH FLOW

Cash flow from operations improved to negative $63,000 for the three months ended April 30, 1998 versus negative $69,000 for the three months ended April 30, 1997. The cash use for the period was mainly composed of a reduction in accounts payable, an increase in inventory to meet customer needs and increased accounts receivable due to increased sales. As sales revenues continue to grow, the company's reliance on cash reserves for operations is expected to be eliminated.

OUTLOOK

Additional sales revenue growth is anticipated through the rest of the current fiscal year as the Animal Care division adds staff and continues to expand its distributor network. The industrial division is anticipated to continue its business expansion and to gain sales revenue domestically. With spending continuing near current levels and sales revenue growth, there will be a positive effect on income.

PART II - OTHER INFORMATION

5.             OTHER INFORMATION

               Directors as at April 30, 1998:

                      Gordon L. Ellis

                      Stephen H. Silbernagel

                      John J. Sutherland, Jr.

6.             EXHIBITS AND REPORTS ON FORM 8-K

                      No exhibits

                      No reports on Form 8-K have been filed during the period ended April, 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          INTERNATIONAL ABSORBENTS INC.
                                          (Registrant)



Date:
     -------------------                   -------------------------------------
                                           Gordon L. Ellis
                                           President & CEO

UNAUDITED (ALL AMOUNTS IN US DOLLARS EXCEPT WHERE OTHERWISE NOTED)   PAGE 6 of 6