Form 10QSB
period 1998-07-31
INTERNATIONAL ABSORBENTS INC
filed 1998-09-03
CIK 813634

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1998

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from _____________ to _______________

                         COMMISSION FILE NUMBER 0-15673


                          INTERNATIONAL ABSORBENTS INC.
             (Exact name of registrant as specified in its charter)

Province of British Columbia, Canada                    None
(State of other jurisdiction of                   (IRS Employer
incorporation or organization)                    Identification Number)



                         300 - 1055 West Hastings Street
                           Vancouver, British Columbia
                                 Canada V6E 2E9
                    (Address of principal executive offices)

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

                                                                  Yes [x] No [ ]



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 31, 1998.

            Title of Class                             No. of Shares
         Common Shares, no par value                    19,601,052

                          INTERNATIONAL ABSORBENTS INC.
                           CONSOLIDATED BALANCE SHEETS
                           (US dollars, in thousands)

                                               JULY 31, 1998    JANUARY 31, 1998
ASSETS
Current assets:
         Cash                                     $    64           $    46
         Accounts receivable                          571               617
         Inventories                                  351               355
         Prepaid expenses                              71                72
                                                  -------------------------
                                                  $ 1,057           $ 1,090
         Fixed assets                               1,027             1,024
         Other assets                                  73                77
                                                  -------------------------
                                                  $ 2,157           $ 2,191
                                                  =========================
LIABILITIES
Current liabilities:
         Accounts payable                         $   753           $   740
         Operating line of credit                     379               504
         Convertible debentures                         0               250
         Due to related parties (Note 2)               24                44
                                                  -------------------------
                                                  $ 1,156           $ 1,538
SHAREHOLDERS' EQUITY
         Share capital (Note 3)                   $ 6,583           $ 6,332
         Deficit                                   (5,582)           (5,679)
                                                  -------------------------
                                                  $ 2,157           $ 2,191
                                                  =========================


                          INTERNATIONAL ABSORBENTS INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                           (US dollars, in thousands)

                                                      6 MONTHS            6 MONTHS            3 MONTHS            3 MONTHS
                                                       7/31/98             7/31/97             7/31/98             7/31/97
Sales revenues                                        $  2,840            $  2,498               1,429            $  1,381
Cost of goods sold                                       1,845               1,704                 919                 897
                                                      --------------------------------------------------------------------
                                                           995                 794                 510                 484
Gross margin                                                35%                 32%                 36%                 35%
Corporate and administrative expenses:
         Marketing and sales                               411                 413                 216                 237
         General and administrative                        496                 704                 235                 359
                                                      --------------------------------------------------------------------
                                                           907               1,117                 451                 596

Profit/(loss) before undernoted item                        88                (323)                 59                (112)
Other income                                                 9                   5                   1                   3
                                                      --------------------------------------------------------------------
Profit/(loss) for the period                                97                (318)                 60                (109)
                                                      ====================================================================

Deficit at beginning of period                          (5,679)             (5,086)             (5,642)             (5,295)
Deficit at end of period                                (5,582)             (5,404)             (5,582)             (5,404)
                                                      ====================================================================

EBIDT                                                      204                (195)                130                 (43)
Profit/(loss) per common share (in dollars)               0.01               (0.02)               0.00               (0.01)
                                                      ====================================================================
Weighted average number of common shares (in
thousands)                                              18,279              14,996              19,601              15,041
                                                      ====================================================================

                          INTERNATIONAL ABSORBENTS INC.
            CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
                           (US dollars, in thousands)

                                                              6 MONTHS ENDED
                                                      JULY 31, 1998     JULY 31, 1997
Cash flows from operating activities                         74               (59)
Cash flows used in investing activities                     (57)              (18)
Cash flows used in financing activities                       1                31
Net change in cash                                           18               (46)
                                                          -----------------------
Cash and cash equivalents, beginning of period               46                97
                                                          -----------------------
Cash and cash equivalents, end of period                     64                51
                                                          =======================


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

The accompanying interim consolidated statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of the interim periods presented. Results of operations for the period ended July 31, 1998 are not necessarily indicative of results expected for an entire year.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Statements made in the following management's discussion and analysis, that state the company's or management's intentions, hopes, beliefs, expectation or predictions of the future, are forward-looking statements. It is important to note that the company's actual results could differ materially from those projected in such forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the company's SEC filings, including but not limited to the company's report on forms 10-K, 10-QSB and the company's proxy statement to shareholders. Copies of these filings may be obtained by contacting the company or the SEC.


OUTLOOK

Additional sales revenue growth is anticipated through the rest of the current fiscal year as the Animal Care Division adds staff and continues to expand its distribution network. Recently having undergone a reorganization, the Industrial Division is anticipated to continue its business expansion and to gain sales revenue both internationally and domestically. Expenses are expected to continue near current levels while sales revenues grow. The net effect will be a positive income.

SALES REVENUE for the three months ended July 31, 1998 net of allowances and discounts, were $1,429,000, an increase of 3% in comparison to the three months ended July 31, 1997 total of $1,381,000. Sales revenue for the six months ended July 31, 1998, net of allowances and discounts, were $2,840,000, an increase of 14% in comparison to the six months ended July 31, 1997 total of $2,498,000.

This increase in sales revenue was mainly due to an increase in Animal Care products sales volumes.

For the balance of fiscal year 1999, further sales revenue growth is expected due to continued expansion of the company's Animal Care distribution, in both the pet bedding market and the low cost large animal bedding market. This sales growth will result from the addition of new regional distributors, direct sales to national accounts, and an increase in volume through existing customers. The company's Industrial Division is also expected to experience growth as the division's new marketing strategy takes effect and its repositioned products gain acceptance.

GROSS PROFIT on total sales for the three months ended July 31, 1998 were $510,000 (or 36%) versus $484,000 (or 35%) for the three months ended July 31, 1997. Gross profits on total sales for the six months ended July 31, 1998 were $999,000 (or 35%) versus $794,000 (or 32%) for the six months ended July 31, 1997.

These increases were due to improvements in the company's manufacturing efficiencies and an increase in price of the company's Animal Care products.

NET PROFIT AND EBIDT improved for the three month period ended July 31, 1998 versus the three month period ended July 31, 1997. Net profits increased to $60,000 profit, from a loss of $109,000. The company's EBIDT increased from a loss of $43,000 to a profit of $130,000 for the period. The company's net profit and EBIDT improved for the six month period ended July 31, 1998 versus the six month period ended July 31, 1997. Net profit increased to $97,000 profit, from a loss of $318,000 for the period, a net improvement of $415,000. The company's EBIDT increased from a loss of $195,000 to a profit of $204,000, a net improvement of $399,000. These increases are due to an increase in sales, an improvement in the gross margin and a reduction of general and administrative costs.

GENERAL AND ADMINISTRATIVE EXPENSES decreased for the three months ended July 31, 1998 to $235,000 from $359,000 for the three months ended July 31, 1997, resulting in a 35% improvement. These expenses decreased for the six month period ended July 31, 1998 to $496,000 from $704,000 for the six month period ended July 31, 1997, resulting in a 30% improvement. These decreases were principally due to a decrease in administrative staff and the implementation of new cost controls.

Total general and administrative expenses for the fiscal year are expected to remain at current levels, but decrease as a percentage of sales.

MARKETING EXPENSES were $216,000 for the three months ended July 31, 1998, a decrease of 9% from the three month period ended July 31, 1997 total of $237,000. Marketing expenses were $411,000 for the six months ended July 31, 1998, a decrease of 1% from the six month period ended July 31, 1997 total of $414,000. This decrease reflects a reduction in Industrial sales and marketing expenses associated with the Division's restructuring.

Marketing expenses are expected to continue near this level for the remainder of the 1999 fiscal year, while decreasing significantly as a percentage of sales revenue.


LIQUIDITY AND CAPITAL RESOURCES

At July 31, 1998 the company had a negative $99,000 in working capital. This was an improvement from a negative $448,000 at January 31, 1998. The current ratio (current assets to current liabilities) at period end increased to 0.91 from
0.71 at January 31, 1998. These changes were mainly due to the retirement of convertible debentures.


CASH FLOW

Cash flow from operations increase to positive $74,000 for the six months ended July 31, 1998 versus a negative $59,000 for the six months ended July 31, 1997.


PART II - OTHER INFORMATION



4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the Annual General Meeting of Shareholders held on July 24, 1998, the following proposals were adopted by the margins indicated:

           1. The selection of Price Waterhouse Coopers to continue as the auditors for Absorption Corp. was approved by the following vote: For
           - 14,362,245; Against - 3,860; Not Voted - 129,150; Spoiled - 65,034.

           2. The election of the following directors who will service until their successors are elected and qualified for two year terms, or their earlier death or resignation:


                                             NUMBER OF SHARES
                                         FOR                  NOT VOTED
                                         ---                  ---------
           Gordon L. Ellis            14,200,244               395,445
           Douglas Ellis              14,222,419               337,870
           Shawn Dooley               14,267,094               293,195

           3. The adoption of the amendment to the Absorption Corp. Equity Incentive Option Plan to provide for the continuation of the automatic annual grant to non-employee director was approved by the following vote: For - 13,782,321; Against - 1,133,816; Spoiled - 144,150.

           4. The repricing of the Absorption Corp. Equity Incentive Option Plan for options held by insiders of the company from exercise prices ranging from $0.50 to $1.69 per share to an exercise price of $0.20 per share was approved by the following vote: For - 2,646,602; Against - 1,133,816; Spoiled - 10,066,978.

5.      OTHER INFORMATION

        Directors as at July 31, 1998:

            Gordon L. Ellis

            Stephen H. Silbernagel

            John J. Sutherland, Jr.

            Douglas Ellis

            Shawn Dooley

6.      EXHIBITS AND REPORTS ON FORM 8-K

            No exhibits

            No reports on Form 8-K have been filed during the period ended July 31, 1998.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        INTERNATIONAL ABSORBENTS INC.
                                        (Registrant)



Date:     9/3/98                        /s/ Gordon L. Ellis
                                        ----------------------------------------
                                        Gordon L. Ellis
                                        President & CEO