Form 10QSB
period 1998-10-31
INTERNATIONAL ABSORBENTS INC
filed 1998-12-01
CIK 813634

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1998

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



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 30, 1998.

         Title of Class                                 No. of Shares

   Common Shares, no par value                           19,601,052


UNAUDITED (All amounts in US dollars except where otherwise noted)  Page 1 of 6

                          INTERNATIONAL ABSORBENTS INC.
                           CONSOLIDATED BALANCE SHEETS
                           (US dollars, in thousands)

                                           OCTOBER 31, 1998   JANUARY 31, 1998
ASSETS
Current assets:
               Cash                              $    64           $    46
               Accounts receivable                   602               617
               Inventories                           310               355
               Prepaid expenses                       67                72
                                                 -------           -------
                                                 $ 1,043           $ 1,090
               Fixed assets                        1,029             1,024
               Other assets                           71                77
                                                 -------           -------
                                                 $ 2,143           $ 2,191
                                                 =======           =======
LIABILITIES
Current liabilities:
               Accounts payable                  $   723           $   740
               Operating line of credit              203               504
               Convertible debentures                  0               250
               Due to related parties                 13                44
                                                 -------           -------
                                                 $   939           $ 1,538
SHAREHOLDERS' EQUITY
               Share capital                     $ 6,583           $ 6,332
               Deficit                            (5,379)           (5,679)
                                                 -------           -------
                                                 $ 2,143           $ 2,191
                                                 =======           =======


                          INTERNATIONAL ABSORBENTS INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                           (US dollars, in thousands)

                                                              9 MONTHS        9 MONTHS        3 MONTHS        3 MONTHS
                                                              10/31/98        10/31/97        10/31/98        10/31/97
Sales revenues                                               $  4,464        $  3,893           1,624        $  1,395
Cost of goods sold                                              2,829           2,644             984             940
                                                             --------        --------        --------        --------
                                                                1,635           1,249             640             455
Gross margin                                                       37%             32%             39%             33%
Corporate and administrative expenses:
               Marketing and sales                                645             627             234             213
               General and administrative                         701             981             205             277
                                                             --------        --------        --------        --------
                                                                1,346           1,608             439             490

Profit/(loss) before undernoted item                              289            (359)            201             (35)
Other income                                                       11               9               2               3
                                                             --------        --------        --------        --------
Profit/(loss) for the period                                      300            (350)            203             (32)
                                                             ========        ========        ========        ========

Deficit at beginning of period                                 (5,679)         (5,085)         (5,582)         (5,404)
Deficit at end of period                                       (5,379)         (5,435)         (5,379)         (5,435)
                                                             ========        ========        ========        ========

EBIDT                                                             467            (167)            360              92
Profit/(loss) per common share (in dollars)                      0.02           (0.02)           0.01           (0.01)
Weighted average number of common shares (in thousands)
                                                               18,724          15,327          19,601          15,976


UNAUDITED (All amounts in US dollars except where otherwise noted)  Page 2 of 6

                          INTERNATIONAL ABSORBENTS INC.
            CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
                           (US dollars, in thousands)

                                                          9 MONTHS ENDED
                                                OCTOBER 31, 1998   OCTOBER 31, 1997
Cash flows from operating activities                     105            (99)
Cash flows used in investing activities                    1             76
Cash flows used in financing activities                  (88)           (12)
Net change in cash                                        18            (35)
                                                        ----           ----
Cash and cash equivalents, beginning of period            46             97
                                                        ----           ----
Cash and cash equivalents, end of period                  64             62
                                                        ====           ====


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

The accompanying interim consolidated statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of the interim periods presented. Results of operations for the period ended October 31, 1998 are not necessarily indicative of results expected for an entire year.


UNAUDITED (All amounts in US dollars except where otherwise noted)  Page 3 of 6

MANAGEMENT'S DISCUSSION AND ANALYSIS

Statements made in the following management's discussion and analysis, referring to the company's outlook, future sales revenue, gross profits, EBIDT, general and administrative expenses, marketing expenses, liquidity and capital resources, and cash flow, that state the company's or management's intentions, hopes, beliefs, expectations, or predictions of the future, are forward-looking statements. It is important to note that the company's actual results could differ materially from those projected in such forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the company's SEC filings, including but not limited to the company's report on forms 10-K, 10-QSB, and the company's proxy statement to shareholders. Copies of these filings may be obtained by contacting the company or the SEC.

OUTLOOK

Additional sales revenue growth, on an annual basis, is anticipated through the rest of the current fiscal year as the Animal Care division's new and existing staff members continue to expand its distribution network. The reorganization of the Industrial Division is anticipated to have positive effects. With spending continuing near current levels and sales revenue growth, there will be a positive effect on income.

SALES REVENUE for the three months ended October 31, 1998 net of allowances and discounts, was $1,624,000, an increase of 16% in comparison to the three months ended October 31, 1997 total of $1,395,000. Sales revenue for the nine months ended October 31, 1998, net of allowances and discounts, were $4,464,000, an increase of 15% in comparison to the nine months ended October 31, 1997 total of $3,893,000.

This increase in sales revenue was mainly due to an increase in Animal Care product sales volumes.

For the balance of fiscal year 1999, further sales revenue growth is expected due to continued expansion of the company's animal care distribution, in both the pet bedding market and the low cost large animal bedding market. This sales growth will result from the addition of new regional distributors, direct sales to national accounts, and an increase in volume through existing distributors. The company's industrial division is also expected to experience sales revenue growth as the division's reorganization takes effect and its reformulated products gain acceptance.

GROSS PROFIT on total sales for the three months ended October 31, 1998 were $640,000 (or 39%) versus $455,000 (or 33%) for the three months ended October 31, 1997. Gross profits on total sales for the nine months ended October 31, 1998 were $1,635,000 (or 37%) versus $1,249,000 (or 32%) for the nine months ended October 31, 1997.

These increases were due to improvements in the company's manufacturing efficiencies and an increase in the volume of higher value products sold by the Animal Care division.

NET PROFIT AND EBIDT improved for the three-month period ended October 31, 1998 versus the three-month period ended October 31, 1997. Net profits increased to $203,000 profit, from a loss of $32,000. The company's EBIDT increased from a profit of $92,000 to a profit of $360,000 for the period. The company's net profit and EBIDT improved for the nine-month period ended October 31, 1998 versus the nine-month period ended October 31, 1997. Net profit increased to $300,000 profit, from a loss of $350,000 for the period. The company's EBIDT increased from a loss of $167,000 to a profit of $467,000. These increases are due to an increase in sales, an improvement in the gross margin, and a reduction of general and administrative costs.

GENERAL AND ADMINISTRATIVE EXPENSES decreased for the three months ended October 31, 1998 to $205,000 from $277,000 for the three months ended October 31, 1997, resulting in a 26% improvement. These expenses decreased for the nine-month period ended October 31, 1998 to $702,000 from $981,000 for the nine-month period ended October 31, 1997, resulting in a 28% improvement. These decreases were principally due to a decrease in administrative staff and the implementation of new cost controls.

Total general and administrative expenses for the fiscal year are expected to remain at current levels, but decrease as a percentage of sales.


UNAUDITED (All amounts in US dollars except where otherwise noted)  Page 4 of 6

MARKETING EXPENSES were $234,000 for the three months ended October 31, 1998, an increase of 9% from the three-month period ended October 31, 1997 total of $213,000. Marketing expenses were $645,000 for the nine months ended October 31, 1998, an increase of 3% from the nine-month period ended October 31, 1997 total of $627,000. This increase reflects the addition of marketing staff costs to support the company's growing customer base.

Marketing expenses were expected to continue near this level for the remainder of the 1999 fiscal year, while decreasing significantly as a percentage of sales revenue.

LIQUIDITY AND CAPITAL RESOURCES

October 31, 1998 the company had a positive $104,000 in working capital. This was an improvement from a negative $448,000 at January 31, 1998. The current ratio (current assets to current liabilities) at period end increased to 1.11 from 0.71 at January 31, 1998. These changes were mainly due to the retirement of convertible debentures and the retirement of current debt.

CASH FLOW

Cash flow from operations increased to positive $105,000 for the nine months ended October 31, 1998 versus a negative $99,000 for the nine months ended October 31, 1997. As sales revenues continue to grow, the company's reliance on external financing for operations is expected to be eliminated.

YEAR 2000

Historically, certain computerized systems have used two digits rather than four digits to define the applicable year, which could result in recognizing a date using "00" as the year 1900 rather than the year 2000. This could result in major failures or miscalculations and is generally referred to as the "year 2000 issue." The company recognizes that the impact of the year 2000 issue extends beyond traditional computer hardware and software to automated plant systems and instrumentation, as well as to third parties. The year 2000 issue is being addressed within the company by its individual departments and progress is reported periodically to management. The company has committed resources to conduct risk assessments and to take corrective action, where required, within each of the following areas: information technology, plant systems, and external parties.

Assessment audits of the information technology systems are expected to be completed by the end of the fourth quarter of fiscal year 1999. In the plant systems area, 90 percent of the company's systems have been audited. The audit of the remaining systems is expected to be completed by the end of the fourth quarter of fiscal years 1999. The company has backup systems for all plant operations systems, which will allow the company to maintain a full production schedule in the unlikely case of a year 2000 failure. An assessment audit of external parties will be completed by the end of the fourth quarter of fiscal year 1999.

The total cost of the company's year 2000 activities is not expected to be material to operations, liquidity, or capital resources. The total estimated cost of the company's year 2000 work should not exceed $50,000.

Failure to address a year 2000 issue could result in business disruptions that may materially affect the company's operations, liquidity, or capital resources. The company is preparing contingency plans to address year 2000 issues which may have a material effect. Typically these contingency plans address the results of single events while the scope of year 2000 issues may cause multiple events for longer durations. It is not possible for the company to anticipate all multiples of events which may occur. The company will plan for multiple events to the best of its ability and resources.

There is still uncertainty about the scope of the year 2000 issue. At this time the company cannot quantify the potential impact of these failures. The company's year 2000 program and contingency plans are being developed to address issues within the company's control. The program minimizes, but does not eliminate, the issues of external parties.


UNAUDITED (All amounts in US dollars except where otherwise noted)  Page 5 of 6

PART II - OTHER INFORMATION



5.    OTHER INFORMATION

      Directors as at October 31, 1998:

                     Gordon L. Ellis

                     Stephen H. Silbernagel

                     John J. Sutherland, Jr.

                     Douglas Ellis

                     Shawn E. Dooley

6.    EXHIBITS AND REPORTS ON FORM 8-K

                     No exhibits

                     No reports on Form 8-K have been
filed during the period ended October 31, 1998.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  INTERNATIONAL ABSORBENTS INC.
                                  (Registrant)



Date:  11/30/98                   /s/ Gordon L. Ellis
                                  -----------------------------------
                                  Gordon L. Ellis
                                  President & CEO


UNAUDITED (All amounts in US dollars except where otherwise noted)  Page 6 of 6