Form 10KSB
period 1999-01-31
INTERNATIONAL ABSORBENTS INC
filed 1999-04-12
CIK 813634

                                      1999

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-KSB

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1999

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

      For the transition period from January 31, 1998 to January 31, 1999.

                         COMMISSION FILE NUMBER 0-15673

                          INTERNATIONAL ABSORBENTS INC.
           (Name of Small Business issuer as specified in its charter)

          British Columbia, Canada                       Not applicable
(State or other jurisdiction of incorporation) (IRS Employer Identification No.)

                                1569 Dempsey Road
                        North Vancouver, British Columbia
                                 Canada V7K 1S8
                            Telephone: (604) 681-6181
                    (Address of principal executive offices)

Securities registered under to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

      Title of each class:                 Name of exchange on which registered
Common Shares, without par value             Over the Counter Bulletin Board

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.                                        [ ]

State the issuer's revenues: Sales of $5,968,950 were for the fiscal year ended January 31, 1999.

The aggregate market value of the voting stock (Common Shares) held by non-affiliates of the Registrant was $7,258,679 on April 1, 1999 computed by reference to the closing sale price of the Common Shares on the OTC Bulletin Board on such date. The aggregate number of Common Shares outstanding on April 1, 1999 was 19,618,052.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement prepared for the Company's Annual General Meeting of Shareholders to be held June 29, 1999 are incorporated by reference in Part III. The Exhibit Index is located on page 32.

Transitional Small Business Disclosure Format (check one):
                                                                    Yes[ ] No[X]

                          INTERNATIONAL ABSORBENTS INC.
                          Annual Report on Form 10-KSB
                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1999

                                TABLE OF CONTENTS


ITEM                                                                                          PAGE
NUMBER                                                                                       NUMBER
------                                                                                       ------
                                            PART I
1.      Business...........................................................................     3

2.      Properties.........................................................................    10

3.      Legal Proceedings..................................................................    10

4.      Submission of Matters to a Vote of Security Holders................................    10

                                            PART II

5.      Market for Registrant's Common Equity and Related Stockholder Matters..............    11

6.      Management's Discussion and Analysis of Financial Condition and
        Results of Operation...............................................................    14

7.      Financial Statements...............................................................    17

8.      Changes In and Disagreements With Accountants on Accounting and
        Financial Disclosure...............................................................    30

                                           PART III

9.      Directors and Executive Officers of the Registrant.................................    30

10.     Executive Compensation.............................................................    30

11.     Security Ownership of Certain Beneficial Owners and Management.....................    30

12.     Certain Relationships and Related Transactions.....................................    30

                                            PART IV

13.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K...................    30


SIGNATURES.................................................................................    31

EXHIBIT INDEX..............................................................................    32


Unless otherwise indicated, all dollar amounts in this report are U.S. dollars.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

The Company, primarily through a wholly-owned U.S. subsidiary, Absorption Corp ("Absorption"), is engaged in the development, manufacturing, and marketing of sorbent re-claimed industrial waste cellulose products for the general industrial or maintenance, repair, operating ("MRO"), marine spill clean-up, and animal bedding/litter markets. The Company was incorporated on May 13, 1983 under the laws of British Columbia, Canada.

Absorption was incorporated in the State of Nevada, is licensed to do business in the State of Washington and is the Company's core operating subsidiary. It leases two properties from the Port of Bellingham, Washington; a manufacturing site on which it has built and owns a 13,000 square foot manufacturing plant and administration facility, and a 12,000 square foot leased building which houses inventory and Absorption's cellulose pad and roll manufacturing equipment.

Total Absorb Inc. ("TAI") is another wholly-owned subsidiary, formed on January 31, 1993 pursuant to the laws of British Columbia by the amalgamation of three preceding subsidiaries. These companies operated at differing periods of time as manufacturers and marketers of the Company's products in Canada. The industrial sales operations of TAI were closed in February 1993 as a result of the appointment of an independent, international marketing organization as the Company's exclusive sales agent for Canada. TAI continues to operate on an administrative basis only, processing Canadian sales of animal care products.

DEVELOPMENTS DURING FISCAL 1999

During the year ended January 31, 1999, a number of events and factors affected the Company's financial resources and operating results, as follows:

     SALES REVENUES for fiscal 1999 were $5,968,950, an increase of 15.5% over the fiscal 1998 total of $5,169,681 , as greater product sales volume was achieved for the Company's Animal Care product lines. The Company earned a profit during fiscal 1999 of $518,959 or $0.03 per common share as compared to a loss for fiscal 1998 of $(592,994) or $(0.04) per common share.

Towards achieving continued future profitability and revenue growth, the Company completed the following during fiscal 1999:

     a) The Animal Care sales efforts focused on increasing shelf space with existing pet retailers, placing CAREFRESH(R) pet bedding with more direct buying pet retailers, and filling in distribution voids in geographical markets not adequately serviced.

     b) In order to better match expenses and revenues in the Industrial Division, the sales force was reduced and consolidated into the Bellingham, Washington home office. Additionally, a new distribution strategy emphasizing inventory turns for resellers and customer oriented products was implemented.

     c) The company installed new production equipment and found new raw material sources, which dramatically improved gross margins by lowering costs throughout most phases of production.

     d) By restructuring management and focusing on general and administrative expenses, the Company was able to make major reductions to its expenses. This, along with the improved gross margin, were contributing factors to the company's profitability.

     e) Near year end, the Company hired two key personnel with specific industry experience and contacts to develop new markets and uses for its products - one person with industrial products experience and one with animal care product experience.


GROSS PROFIT on total sales for fiscal 1999 were $2,262,773 (or 38%) versus $1,610,103 (or 31%) for the prior fiscal year. This increase was primarily due to manufacturing cost reductions, and the sale of higher margin Animal Care products.

The company had a PROFIT during fiscal 1999 of $518,959 or $0.03 per common share as compared to a loss for fiscal 1998 of $(592,994) or $(0.04) per common share.

Total CORPORATE AND ADMINISTRATIVE EXPENSES for fiscal 1999 decreased to $1,756,373 from $2,185,632 for fiscal year 1998 principally due to the restructuring of management and a focus on corporate and administrative cost reductions.

In March of 1998, employees of the company purchased 3,013,867 common stock shares for $256,177. The proceeds of this private placement were used to retire outstanding convertible debentures.


PRODUCTS MANUFACTURED BY THE COMPANY

During fiscal 1999, the following cellulose-based animal care and industrial absorbent products were manufactured:


                       ANIMAL BEDDING/PET LITTER PRODUCTS

CAREFRESH(R)

CAREFRESH(R) is a cellulose-based bedding product manufactured in Bellingham, Washington. CAREFRESH(R) is designed specifically for use as a small animal bedding for rodents, rabbits, reptiles, and hand-fed exotic birds. It is the Company's primary product. It has the following attributes: superior ammonia odor control, high absorbency, and is lightweight. These attributes make it an ideal alternative to traditional wood shavings and corncob products. CAREFRESH(R) is sold through all major pet store chains in the U.S. and to professional animal care facilities worldwide.

AGRAFRESH(R)

AGRAFRESH(R) is bedding for cattle and other large animals for use in the dairy industry by horse breeders and zoological parks. This new product was introduced to dairy farmers in Washington State during 1996 and has been accepted with great enthusiasm.

CATWORKS(R)

In February 1994, the CATWORKS(R) cat litter business was acquired from Pet Products Plus, Inc., an eastern U.S.-based pet food company. It is a pelletized cat litter made from grain by-products under a contract with Purina Mills in the Eastern United States.

ECOFRESH(TM)

In March 1994, the ECOFRESH(TM) cat litter business was acquired from a small company in southern Ontario, Canada. This low cost cellulose-based product which is designed to compete more on price than performance (in comparison to the CAREFRESH(R) products) is sold as ECOFRESH(TM) in limited U.S. markets. It is made under contract in southern Ontario utilizing waste cellulose fiber from a recycling plant.


                               INDUSTRIAL PRODUCTS


ABSORBENT W(TM)

ABSORBENT W(TM) is specially processed to fully absorb and retain hydrocarbons while simultaneously repelling water. It is manufactured and sold in loose particulate form, booms and pillows. Standard or custom spill kits are also available. ABSORBENT W(TM) 's effectiveness is particularly highlighted by its ability to remove all visible hydrocarbon sheen from water surfaces. Applications range from control of fuel and lubricant spills on land in the presence of water to "water-polishing" to oil/water filtration and marine oil-spill cleanup and control. ABSORBENT GENERAL PURPOSE(TM) ("GP"), SPILLSORB(TM), AND SPILL-DRI(TM)


ABSORBENT GP(TM) is designed specifically to be universal in application in absorbing all types of liquids (including oil, water, and chemical base fluids), and it can be applied in virtually all situations where unwanted liquids occur. It is manufactured and sold in loose particulate form, socks and pillows. Standard or custom spill kits are also available. Its lightweight, dust-free content make it easier to handle and, like ABSORBENT W(TM), GP(TM) has greater absorbency and retention capacities than competitive products. However, ABSORBENT GP(TM) is more susceptible to "blowing" in windy conditions than the heavier silica (clay) based sorbents and may be less effective in completely cleaning up the sheen left by hydrocarbon-based liquids on hard (e.g., concrete) surfaces. However, ABSORBENT GP(TM)'s light weight, absorbency, and retention attributes also make it an excellent packaging material.

SPILL-DRI(TM) is developed to compete directly against traditional clay-type industrial sweep products. A higher density product than GP(TM), SPILL-DRI(TM) is less susceptible to "blowing" and utilizes a special organic "sheen removal" additive.

SPILLSORB(TM) is a floor sweep product, less expensive than SPILL-DRI(TM) and made from a different type of waste wood pulp. It too is less susceptible to blowing. It is designed to be a silica-free replacement for, and improvement upon, competitive sweep products.

RAW MATERIALS

The Company's products are produced from raw materials which are generally readily available from a number of suppliers. The main component for its Bellingham, Washington manufactured products is a cellulose fiber by-product which is currently obtained from pulp and paper mills, such as Georgia Pacific Corporation, which has a plant located one-half mile from the Company's plant. The Company is currently in the process of negotiating a renewal of the supply agreement with Georgia Pacific. Because a new contract would be mutually beneficial, the Company is confident that a new agreement will be completed. Georgia Pacific is continuing to supply material under the terms of the previous contract while negotiations are under way.

Other raw materials used in the production of the Company's products include chemical binders and other waste fiber, all of which are readily available from several suppliers. The Company believes that the loss of one or more of its suppliers would not have a material effect on its operations. The loss of Georgia Pacific as a supplier may cause an increase in incoming freight costs, the amount of which would depend on the distance to the alternative source and which source is utilized. The Company's operations could be adversely affected if a general shortage of raw material were to occur and persist, but the likelihood of this happening is believed to be remote. The Company has not experienced any serious production delay because of failure of its suppliers to provide raw materials.

RESEARCH AND DEVELOPMENT

Current research and development activities include the refining of current, as well as the development of new, sorbent products and related manufacturing processes, for both the animal care industry and the industrial industry. Analyzing and testing competitive products, and determining new applications and uses for the Company's products, are also functions of the Company's research and development department.

The Company and its subsidiaries expense general research. Development costs are expensed, unless certain criteria are met, in which case they are capitalized. All expenditures incurred for the acquisition of license rights, patents and trademarks, development of sorbent processes and products costs are capitalized. When technology is no longer in use, related unamortized costs are written off.

During the year ended January 31, 1999, the Company incurred research and development costs, primarily related to the analysis of competitors' products and development of new product applications, of $13,674 as compared to $54,904 in fiscal 1998 and $44,914 in fiscal 1997.

MARKETS AND COMPETITION

The prime target markets for the Company's products are the general industrial or MRO, marine spill clean-up, and animal bedding/pet litter markets.
The following is an overview of each market area.

     GENERAL INDUSTRIAL/MRO SORBENT MARKET.

The Company's general/industrial sorbent products are currently marketed under the ABSORBENT GP(TM), ABSORBENT W(TM), SPILLSORB(TM), and SPILL-DRI(TM) trade names in Canada, the United States, and the Pacific Rim. A number of clients have converted to our general purpose absorbents because their previous clean-up materials, in many cases clays, are being discarded or replaced due to the relative weight, performance or health problems they pose (See "Marketing and Distribution, Industrial Products," below).

The Company is not aware of any accurate independent estimates of the North American market for general industrial clean-up (or "sweep") products. Major product users are those engaged in virtually any type of MRO (maintenance/ repair/ operating) activities, ranging from garages to large scale machine/assembly plants, and commercial janitorial services. The primary competition in this marketplace is mineral-based products composed of clay or diatomaceous earth (a clay-like mineral having less dust and similar weight of clay). Based on the Company's own investigation of competitors, there are three clay-like product manufacturers that market on a national basis in Canada and the U.S. Of these, one company (Oil-Dri Corporation) is believed to be dominant. Corncobs, and other organic products also compete in this marketplace.

Because clay products are very cheap, they continue to hold a very large share of the price-sensitive MRO marketplace. The Company's general industrial ABSORBENT products have not obtained a significant market share.

     MARINE SPILL CLEAN-UP MARKET.

The Company's marine spill clean-up products are currently marketed under the ABSORBENT W(TM) name in Canada, the United States, the Pacific Rim, the U.K., and Denmark.

The Company believes that catastrophic events such as the Exxon Valdez disaster in Alaska has caused the U.S. and Canadian governments and regulatory agencies to reevaluate the effectiveness of traditional marine spill cleanup products and to recognize that alternative marine oil spill cleanup products are needed. This underscores the Company's assessment that alternative products are needed and, more importantly, that these products should be friendly to the environment if the products should be "lost" during the cleanup process.

The Company is not aware of any accurate estimates of the North American market for marine spill clean-up products. Based on the Company's own research of competitors, there are believed to be five manufacturers of such products that market on a national basis in Canada and the U.S. The currently predominant marine spill clean-up products are polypropylene or derivatives of polypropylene. Organic marine spill clean-up products include cellulose-based products such as the Company's, in addition to products made of peat moss, wool, and cotton. The Company has identified two other manufacturers of cellulose-based marine spill sorbent products, both of which appear at this time to have limited regional distribution in the U.S.

The Company believes that its ABSORBENT W(TM) products have the unique ability to repel water and retain virtually any type of petroleum-based materials. In addition, the products have enhanced biodegradability and incineration attributes. The Company believes these characteristics not only make ABSORBENT W(TM) an ideal oil spill cleanup product, but also potentially opens up a large market for its use in filtering and recycling petroleum contaminated waste water. The Company's ABSORBENT W(TM) products offer unique absorption characteristics and are competitively priced with other products.

The Company's marine spill products have not obtained a significant market share.


     ANIMAL CARE MARKET

Our animal care products consist of CAREFRESH(R) pet bedding, CAREFRESH(R) laboratory bedding, CATWORKS(R) cat litter, ECOFRESH(TM) cat litter, and AGRAFRESH(R) livestock bedding. The two CAREFRESH(R) products contribute most of the revenue and profits of this segment.

CAREFRESH(R) pet bedding is sold throughout North America in the pet specialty channel. This includes independent pet stores serviced by wholesale pet distributors and direct buying multi-unit pet retailers. The primary market is pet owners with rodents, rabbits, and reptiles, and bird breeders who hand feed baby birds. CAREFRESH(R) is superior to pine shavings, cedar shavings, and corn cobs with which it competes because it controls ammonia odors better and is safer for pets.

Industry figures are difficult to come by in the pet specialty channel but estimates put the pet bedding market at $60 million. CAREFRESH(R) is currently available in 48 of the top 50 retail consumer markets. It is sold through 25 of the top 31 multi-unit pet retailers in the country. Fifty percent of the pet bedding sold in the US is sold through mass merchandisers. The company will be pursuing a new brand of bedding to sell into that channel when market acceptance is high enough to justify it.

CAREFRESH(R) laboratory animal bedding is used by major universities, biotechnology firms, and federal agencies. It is used primarily as a contact bedding for rodents, with application as a non-contact bedding for rabbits and other species. A significant portion of our laboratory animal sales come from a private label agreement to package our laboratory bedding under private label for Harlan TekLad. Harlan Teklad is the second largest laboratory diet manufacturer in the U.S., as well as the second largest laboratory rodent breeder in the world.

Our two cat litter brands, CATWORKS(R) and ECOFRESH(TM), declined in sales levels. Consolidation among pet distributors and retail chains put downward pressure on CATWORKS(R) sales because of a loss of sales outlets, while the Company's trade promotions, consumer advertising and emphasis on sales to direct buying retail chains offset these losses. Demand for lower priced ECOFRESH(TM) brand was stronger than current production could meet. Increased production capability for this product will allow the Company to expand sales beyond the five test markets in which ECOFRESH(TM) is currently sold.

AGRAFRESH(R) bedding was reintroduced to the dairy market in Northwest Washington mid year. It had been off the market for three quarters while manufacturing changes were being made at the recycled paper plant that supplies the raw material. With the addition of a staff person to develop new business opportunities in the fourth quarter, the Company was able to roll out a branded AGRAFRESH(R) that has increased product trial by dairymen. Current sales match pre-shutdown levels and should continue to grow until production capacity is reached.

MARKETING AND DISTRIBUTION

The Company does not intend to be directly engaged in the marketing of its products, as its primary function is that of a financing and management entity. All marketing and distribution is carried out by its subsidiaries or, in turn, their manufacturer's representatives and their distributors. As of March 1999, the subsidiary presently has a total of seven in-house and two field marketing and sales personnel, which the subsidiary plans to expand in the future as sales volumes increase.

BUSINESS SEGMENTS

The company defines its business segments based upon the market in which its customers sell product. The company operates principally in two business segments, the animal care industry and the industrial cleanup industry.

Management of the company evaluates its segments based upon the operating income before depreciation and amortization generated by each. Depreciation and amortization are managed on a consolidated basis and as such are not allocated to individual segments. There are no intersegment transactions or significant differences between segment accounting and corporate accounting basis.

JANUARY 31, 1999 BUSINESS SEGMENT DATA


                                              ANIMAL CARE            INDUSTRIAL            CONSOLIDATED
Revenues                                      $ 4,732,757           $ 1,236,193            $ 5,968,950
Operating Costs and Expenses                    4,042,783             1,288,949              5,331,732
                                              --------------------------------------------------------
Operating Income/(Loss) before
        Depreciation & Amortization               689,974               (52,756)               637,218
Depreciation & Amortization                                                                    118,259
                                                                                           -----------
Operating Income/(Loss)                                                                    $   518,959
                                                                                           ===========

Assets                                        $ 1,787,892           $   475,263            $ 2,263,155
                                              ========================================================

Capital Expenditures                          $    83,416           $    22,174            $   105,590
                                              ========================================================

JANUARY 31, 1998 BUSINESS SEGMENT DATA

                                              ANIMAL CARE             INDUSTRIAL            CONSOLIDATED
Revenues                                      $ 3,593,059            $ 1,566,622            $ 5,159,681
Operating Costs and Expenses                    3,826,410              1,798,949              5,625,359
                                              ---------------------------------------------------------
Operating Income/(Loss) before
        Depreciation & Amortization              (233,351)              (232,327)              (465,678)
Depreciation & Amortization                                                                     127,316
                                                                                            -----------
Operating Income/(Loss)                                                                     $  (592,994)
                                                                                            ===========

Assets                                        $ 1,512,132            $   679,363            $ 2,191,495
                                              =========================================================

Capital Expenditures                          $    15,423            $     6,929            $    22,352
                                              =========================================================

JANUARY 31, 1997 BUSINESS SEGMENT DATA        ANIMAL CARE             INDUSTRIAL             CONSOLIDATED
Revenues                                      $ 2,928,229            $ 1,777,095            $ 4,705,324
Operating Costs and Expenses                    3,568,452              2,442,893              6,015,345
                                              ---------------------------------------------------------
Operating Income/(Loss) before
        Depreciation & Amortization              (640,223)              (669,798)            (1,310,021)
Depreciation & Amortization                                                                     100,338
                                                                                            -----------
                                                                                            $(1,410,359)
                                                                                            ===========

Assets                                        $ 1,720,773            $   967,935            $ 2,688,708
                                              =========================================================

Capital Expenditures                          $ 1,902,846            $   107,351            $   298,197
                                              =========================================================


The Company is working diligently to expand its North American and international distributor network with high caliber organizations for all of its product lines. Presently international distribution is in place and/or proceeding in Australia, New Zealand, India, Japan, Nigeria, Malaysia, South Korea, Indonesia, Singapore, and Denmark. Ninety percent of sales were to United States customers, 5% to Canadian customers, and 5% to other foreign customers.

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

     -    Lead generation and referral

     -    Technical industry and product knowledge

     -    Product development input and feedback

     -    Literature, samples and sales support tools

     -    Training and education

     -    Pull-through sales

     -    Efficient freight options

While distributorships are generally not granted exclusivity, it is the Company's policy to minimize distributor overlap in geographic area and industry segment. Recognizing the financial, workload and emotional commitment required to successfully distribute an innovative product, the Company believes that it is doing everything commercially possible to facilitate its distributors' success.

This commitment is also key to the Company's product development efforts. To better match its technology and products with end-use requirements, the Company believes it must have excellent access to the end users of its products, which means distributors must be confident that the Company will unequivocally support their relationship with the end-user.

The Company's distribution strategy is also tied directly to its sales and marketing staffing. In the process of adding manufacturers representatives and sales support, Absorption is looking for individuals who share the Company's commitment to its distributors. Their role is to execute the distribution strategy by making end user calls, attending trade shows, generating publicity, creating pull-through sales, training, educating, and providing technical expertise. The company is exploring new distribution options to increase market awareness, remove sales barriers, and effect better sales for distribution partners. While some sales to industrial customers will be on a direct basis, the object will be to enhance the financial viability of our distribution partners.

INDUSTRIAL PRODUCTS

The competition in the industrial marketplace is primarily clay and polypropylene. Both are manufactured from non-renewable resources and generate unwanted waste streams in both manufacture and use. ABSORBENT products are derived from renewable resources and utilize waste pulp that would otherwise create a disposal volume. The Company believes that this environmental sensitivity coupled with ABSORBENT products' better performance in use, will take on more importance as the environmental movement accelerates.

In addition, workplace health issues have been raised where sorbents containing air-borne silica are used. Health and environmental agencies in both Canada and the U.S. have investigated the potential effects on health when using various sorbents. Clay-based sorbent products contain silica which health agencies have determined can create health hazards which could result in cancer, lung disease, and silicosis.

The U.S. Workplace Act, S.B.C. 1985, C. 34, B.C. Regulation 258/88, and the U.S. Worker's Compensation Act, R.S.B.C., 19079, C. 437 (Workplace Hazardous Materials Information System Regulation), specify that graphic warning labels are to be placed on certain dangerous products such as clay-based absorbents. As the Company's products are not required to be labeled with such warnings, the Company believes that it gains a competitive advantage.

The State of California has enacted regulations (Title 22 of the California Code of Regulations) that require specific warnings on products that are potential health hazards. Bags of clay-based absorbents are required to be labeled, stating that the contents could be hazardous to health. The Company believes that there are many situations where this requirement will render clay-based products unusable, because organizations are not likely to accept the responsibility of using a material that is potentially hazardous to an employee's health. Similarly, some employee groups, particularly those in unionized workplaces, may not allow the use of such material. The Company believes that millions of tons of clay-based absorbent is used annually. The Company's products are cellulose fiber-based, biodegradable, non-toxic, user friendly, and a natural substitute for clay products. The Company has developed SpillSorb Plus for the express purpose of competing in this marketplace.

Beyond the sale of its products, there exists significant potential for the Company to utilize its patented technology to participate in such businesses as oil/water filtration, cogeneration/fuel blending, waste stewardship, and bioremediation. Each of these is presently under review for strategic and economic viability.

In the marketing of ABSORBENT W(TM), the Company's sales efforts have been directed toward those entities directly responsible for the purchase of marine spill clean-up products and oil/water filtration media. In addition, lobbying efforts with local, state, or provincial and federal government officials will be aggressively maintained using Company representatives, outside consultants or its representation within the Coalition of Organic Absorbent Producers. The Company's industrial sales representatives have primary responsibility for pursuing manufacturer's representatives and for servicing its distributors.

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

In the future the Company's focus will be on products which bring a reasonable profit whether they are sold through the Animal Care sales division or the Industrial sales division.

ANIMAL CARE PRODUCTS

The Company will continue to market the CAREFRESH(R), CATWORKS(R), and ECOFRESH(TM) products through their various channels of distribution in Canada and the United States, concentrating primarily on small animal bedding.

Despite being a large and visible market, our targets do not include the grocery channel. Small animal bedding sales are relatively minor in the grocery channel, and the cost of entering that market with cat litter is too large for our current product mix. The company expects to introduce small animal bedding to the mass-market channel under a different brand name than the one currently used in the pet specialty market. About fifty percent of small animal pet bedding is sold through mass merchandisers, and the Company believes consumer awareness has reached a point where a mass brand can successfully be introduced.

The Company is exploring co-packaging and joint venture opportunities with other non-clay cat litter manufacturers to enhance its cat litter offering beyond CATWORKS(R) and ECOFRESH(TM) in order to better leverage its pet distribution base.

With the addition of CATWORKS(R) and ECOFRESH(TM), the Company believes that by having a more complete animal care line of products, it will provide access to a broader range of distributors and retailers.

GOVERNMENT REGULATIONS

The Company's manufacturing operations in Bellingham, Washington are required to comply with air emission standards enforced by the Northwest Air Pollution Authority. The Company believes that it is currently in compliance with such standards. Non-compliance with such standards could result in the closure of the Company's particulate manufacturing operations, expenditures for necessary corrective action on the part of the Company, or the possible imposition of fines.

PRODUCT PROTECTION

Absorption holds three United States patents (and corresponding Canadian patents and patent applications) on various degradable particulate absorbent materials and their manufacturing process. These patents expire seventeen years from their respective grant dates (June 1990, February 1992, and October 1994).

NUMBER OF EMPLOYEES

As of March, 1999 the Company (including its subsidiaries) employed 29 full-time and four part-time persons, none of which are represented by labor unions. In addition, the Company employed a small number of temporary employees and contractors to provide administration or marketing services on specific short-term projects.

FINANCIAL INFORMATION RELATING TO GEOGRAPHIC/INDUSTRY SEGMENTS

The company is involved primarily in the development, manufacture, distribution, and sales of absorbent products. Its assets are located, and its operations are primarily conducted, in the United States.

MAJOR CUSTOMERS

Revenues from one customer of the Company's Animal Care segment represents approximately 16% of the Company's total revenues, but the Company is not dependent upon any other customer or few customers.

ITEM 2. PROPERTIES

PLANT, SALES/ADMINISTRATION FACILITIES AND WAREHOUSE, BELLINGHAM, WA

Absorption leases approximately 0.7 acres of land from the Port of Bellingham, in Washington State, where its absorbent manufacturing facility is situated. This facility also houses sales and administration offices. The lease agreement requires a current monthly rental payment of $1,185 until the agreement's expiration on August 31, 2000. Under the lease, Absorption must maintain a performance bond and pay for all maintenance, taxes, and insurance on the property. Absorption has an option, which it intends to exercise, to extend the lease for an additional five year period at rates to be negotiated.

The Company constructed the manufacturing facility in 1987 for approximately $1.3 million. The building is approximately 13,000 square feet. The site is serviced by rail, is within fifty meters of ocean frontage and has easy access to interstate freeways. The facility is currently capable of producing 10,000 tons of ABSORBENT particulate each year. The Company believes this facility will be adequate for its manufacturing needs for the immediate future.

On June 10, 1997, the Company entered into a 18 month term sub-lease, renewable annually, covering 12,000 square feet of warehouse space. The lease requires monthly payments of $3,480, and has been renewed for an additional one year term, with an option for the following year. The warehouse is located within three miles of the Bellingham plant and will be adequate storage of packaging and finished goods at expected volumes for the next year.

COMPANY HEAD OFFICE, VANCOUVER, BC

The Company and its subsidiaries share 1,640 square feet of office space with related companies at 1569 Dempsey Road, North Vancouver, British Columbia, V7K 1S8, Canada. The terms of a rental agreement call for monthly payments of Cdn $5,000 towards the office space and include the use of office furniture and equipment (see Part III, Item 12 "Certain Relationships and Related Transactions").

ITEM 3. LEGAL PROCEEDINGS

Except for ordinary routine litigation incidental to its business, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party, or of which any of their properties is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 31, 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Common Shares of the Company are listed on OTC Bulletin Board under the trading symbol IABS. This is the principal trading market. Shown below are the high and low sale prices for the Common Shares for each of the fiscal years ending January 31, 1999 and 1998.


                                          1999                               1998
                                 HIGH              LOW              HIGH              LOW
First quarter                    $0.29            $0.11             $0.84            $0.40
Second quarter                   $0.19            $0.10             $0.44            $0.13
Third quarter                    $0.25            $0.08             $.025            $0.11
Fourth quarter                   $0.33            $0.18             $0.16            $0.08


SHAREHOLDERS

The Company had 541 shareholders of record at January 31, 1999. The articles of the Company do not contain any restrictions on the right to hold or vote the Company's Common Shares.

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

CANADIAN FEDERAL INCOME TAX CONSIDERATIONS

The Company has been advised of the following Canadian federal income tax consequences under the Income Tax Act (Canada) (the "Act"), the regulations thereunder (the "Regulations") and the Canada-United States Income Tax Convention, 1980 (the "Treaty") and Protocols which apply to a beneficial holder of Common Shares who, at the date of acquisition of the Common Shares and at all material times thereafter, is not a resident of Canada for purposes of the Act; does not carry on business in Canada within the meaning of the Act; is a resident of the United States for purposes of the Treaty; held the Common Shares as a capital asset; and did not, at any time during a period of 60 months immediately preceding a disposition or deemed disposition by him of Common Shares (either alone or together with persons with whom he does not deal at arm's length) own 25% or more of the Common Shares or shares of any other class of the Company. Such a person will be subject to Canadian federal withholding tax of 15% on the amount of any dividends paid on the Common Shares unless such person is a company which owns at least 10% of the voting stock of the Company, in which case the rate of such tax may not exceed 5%. Such a person will also not be subject to the rules of the Act or the Regulations with respect to any gain or loss realized or deemed to be realized upon a disposition of his Common Shares held as a capital asset and, therefore, will not be subject to Canadian federal income tax with respect to such capital gain, provided that the Common Shares do not principally derive their value from real property in Canada. A disposition or deemed disposition of Common Shares to a Canadian corporation with whom the person does not deal at arm's length can result in a deemed dividend in certain circumstances.

UNITED STATES FEDERAL INCOME TAX CONSIDERATIONS

The Company has been advised that dividends paid on the Common Shares to a holder who is a U.S. citizen or domestic corporation will be taxed as ordinary income for United States federal income tax purposes. As discussed above in "Canadian Federal Income Tax Considerations," such dividends will also be subject to a Canadian withholding tax. The deduction for dividends received which is usually available to corporate shareholders is not available for dividends paid from a foreign corporation such as the Company.

Pursuant to Sections 164 and 901 of the Internal Revenue Code of 1986, as amended, a U.S. citizen, resident or domestic corporation holding such Common Shares may generally elect, for United States federal income tax purposes, to claim either a deduction from gross income for such Canadian withholding taxes or a credit against its United States federal income taxes with respect to such Canadian taxes. The choice of taking a deduction or claiming a credit is up to the taxpayer.

The amount of the foreign tax credit that may be claimed is limited to that proportion of the United States tax against which the credit is taken that the holder's taxable income from non-United States sources bears to the holder's entire taxable income for that taxable year. That foreign tax credit limitation is applied separately to different categories of income. Generally, for purposes of applying such foreign tax credit limitation, dividends are included in the portfolio income category.

If Common Shares are held as a capital asset, any gain or loss on a sale, exchange or other disposition will be a capital gain or loss, and if the holder has held the Common Shares for more than one year, will qualify as a long term capital gain or loss. Effective August 5, 1997 significant changes to the taxation of capital gains for individuals resulted in shares disposed of after December 31, 1997 and held for more than 12 months, being subject to a 20% tax rate. In general, a gain from a sale, exchange or other disposition of Common Shares by a United States resident will be treated as United States source income.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS FROM OPERATIONS

Net income for the year 1999 was $518,959, which was an improvement from a net loss of $(592,994) for fiscal 1998 and $(1,410,359) for fiscal 1997. There are currently no plans for significant increases of Marketing or General and Administrative expenses.

SALES REVENUE for the year ended January 31, 1999 net of discounts and allowances, were $5,968,950, an increase of 15% in comparison to the fiscal year 1998 total of $5,169,681. This increase in sales revenues was achieved primarily due to continued increased sales volumes for the Company's animal care product lines.

Sales volumes for the Company's CAREFRESH(R) products increased 34% during fiscal year 1999, due to the efforts of our regional distributors, existing sales managers, and sales to direct buying retailers. Sales to these accounts increased significantly.

The sales volume for the Company's industrial product lines decreased from the previous year as the division continued to restructure its product line and evaluate the appropriate distribution strategy for all industrial products. An emphasis has been placed on new products, sales strategies, and our products' superior performance.

The 9% increase in sales revenues for fiscal 1998 over the fiscal 1997 total of $4,705,324 was primarily due to the increased sales volumes of the Company's animal care product lines. During the same period a decrease in industrial sales revenues was also seen, due to the change of senior sales management, and the introduction of new product lines.

Sales revenue for fiscal 2000 are expected to increase due to the continued acceptance of the Company's animal care products by both regional distributors and end consumers. Sales of industrial products are also expected to increase due to new sales strategies and products.

GROSS PROFITS on net sales was $2,262,773 (or 38%) for the year ended January 31, 1999, in comparison to $1,610,103 (or 31%) in fiscal 1998, and $1,380,589
(or 29%) in fiscal 1997.

The increase in fiscal 1999 was primarily due to the installation of new production equipment, which significantly increased the company's Bellingham plant capacity without any major cost increases. This increased capacity, along with improved efficiencies achieved from large production volumes, also contributed to the improvement in gross margin.

A price increase in the company's Animal Care line and efficiencies from increased production volumes contributed to the gross margin improvement in fiscal 1998.

Gross profit margins are expected to improve slightly in fiscal 2000, but not at the rate they improved during fiscal 1999.

The decrease in fiscal 1997 was primarily due to additional freight-in costs of pulp, which was sourced from long distance suppliers. Increased sales of lower margin industrial products was also a contributing factor.

MARKETING AND SALES EXPENSES decreased to $823,447 for the year ended January 31, 1999 from $827,925 in fiscal 1998 and down from $1,218,741 in fiscal 1997.
The decrease in fiscal 1999 was primarily due to a reduction in Industrial products sales staff. The Company also took steps to reduce the costs of the Industrial marketing department, while new sales strategies are being developed.

The decrease in fiscal 1998 was primarily due to a reduction in the sales staff and the elimination of the industrial sales trade show program.

Total marketing and sales costs are expected to increase slightly for fiscal 2000, but decrease as a percentage of sales revenues. Animal Care marketing programs will continue to focus on new distributors and target specific animal groups. Industrial programs will be developed to support the new sales strategy, gaining new distributors and strategic national accounts on the basis of competitive pricing and superior performance. The marketing departments of both divisions will be investing in the introduction of new product lines.

GENERAL AND ADMINISTRATIVE EXPENSES decreased to $823,447 for the year ended January 31, 1999, from $1,312,869 in fiscal 1998 and $1,392,770 in fiscal 1997.
The decrease in fiscal 1999 was primarily due to a restructuring of company management and the continuing emphasis on across-the-board cost reductions.

The decrease in fiscal 1999 was primarily due to a reduction in staff, a change in management structure, and a focus on controlling general and administrative expenses. The decrease in fiscal 1998 was primarily due to a lack of writedowns for investments in other companies and government relations expenses, which occurred in 1997, and a focus on controlling general and administrative expenses.

Total general and administrative expenses for fiscal 2000 are expected to remain near current levels.

RESEARCH AND DEVELOPMENT EXPENSES decreased to $13,674 in fiscal 1999 from $54,905 in fiscal 1998 and $44,914 in fiscal 1997. The decrease in fiscal 1999 was primarily due to a reduction in R&D staff. the increase in fiscal years 1998 and 1997 reflected an increase in employment in this area for the development of new products such as AGRAFRESH(R). Research and Development expenses are expected to increase slightly through fiscal 2000.

INTEREST EXPENSE for the fiscal year ended January 31, 1999 totaled $88,939 in comparison to $84,283 in fiscal 1998 and $57,023 in fiscal 1997. The increase in interest expense was primarily due to the increased use of the credit facility during the first two quarters of the fiscal year. The Company expects interest expenses to decrease during fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

As January 31, 1999 the company had $194,827 in Cash and cash equivalents as compared to $45,664, representing an increase of $149,163. The company expects to continue to improve its liquidity in fiscal 2000.

CASH FLOW GENERATED FROM OPERATIONS improved in fiscal 1999 to $253,152 from cash flow required for operations in fiscal 1998 of $288,680 and in fiscal 1997 of $579,544. The company expects to continue to generate cash from operations, even though it may use various credit facilities to finance manufacturing improvements and the introduction of new product lines.

The Company's WORKING CAPITAL position at January 31, 1999 was $335,507 in comparison to a deficiency of ($447,378) at the end of fiscal 1998, and $2,486 for 1997. The current ratio improved to 1.40 (current assets to current liabilities) in comparison to year end of fiscal 1998 ratio of 0.71. Cash generated from operations was primarily responsible for the increase in working capital.

CASH USED IN INVESTING ACTIVITIES during fiscal 1999 totaled $105,590 in comparison to $292,872 received in fiscal 1998. The use of cash in 1999 was primarily due to the equipment expansion in the Bellingham, WA plant, while the cash received in 1998 was primarily due to the sale of Benetech, LLC.

Plans for fiscal 2000 include installing of packaging equipment to improve the production efficiency at its Bellingham, WA plant. The cash required for this new equipment will be generated internally from operations. There are also plans in progress for a new and expanded warehouse near the Bellingham, WA plant. The cash required for this project will be obtained through long term bank financing. The Company also continues to look for new product and manufacturing opportunities. Because not all of these opportunities have been completely defined, management cannot predict the timing of when they will have an effect on the company's financial statements.

CAPITAL FINANCING will be sought in fiscal 2000 for the construction of buildings and equipment. Financing has already been made available which may be used for new manufacturing equipment. As of the filing date of this document, the Company has no financial commitments others than those specified herein.

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

Installation of upgraded technology systems is expected to be completed by the end of the second quarter of fiscal year 2000. In the plant systems area, 90 percent of the Company's systems have been audited. The Company has backup systems for all plant operations systems, which will allow the Company to maintain a full production schedule in the unlikely case of a year 2000 failure. An assessment audit of external parties will be completed by the end of the second quarter of fiscal year 2000.

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

There is still uncertainty about the scope of the year 2000 issues. At this time the Company cannot quantify the potential impact of these failures. The Company's year 2000 program and contingency plans are being developed to address issues within the Company's control. The program minimizes, but does not eliminate the issues of external parties.

Statements made in the preceding management's discussion and analysis, referring to the Company's outlook, future sales revenue, gross profits, general and administrative expenses, marketing expenses, liquidity and capital resources, and cash flow, that state the Company's of management's intentions, hopes, belief's, expectations, or predictions of the future, are forward-looking statements. It is important to note that the company's actual results could differ materially from those projected in such forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's SEC filings, including but limited to the Company's report on forms 10-KSB, 10-QSB, and the Company's proxy statement to shareholders. Copies of these filings may be obtained by contacting the Company or the SEC.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX


Auditors' Report                                                            page 18

Balance Sheets as of January 31, 1999 & 1998                                page 19

Statements of Operations and Deficit for the years ended January 31, 1999,
1998 & 1997                                                                 page 20

Statements of Changes in Financial Position for the years ending January
31, 1999,1998 & 1997                                                        page 21

Notes to Financial Statements                                               page 22

                    [PRICEWATERHOUSECOOPERS LLP LETTERHEAD]


March 19, 1999

AUDITORS' REPORT

TO THE SHAREHOLDERS OF
INTERNATIONAL ABSORBENTS INC.


We have audited the consolidated balance sheets of INTERNATIONAL ABSORBENTS INC. as at January 31, 1999 and 1998 and the consolidated statements of operations and deficit, and changes in financial position for the three years ended January 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at January 31, 1999 and 1998 and the results of its operations and the changes in its financial position for the years ended January 31, 1999, 1998 and 1997 in accordance with generally accepted accounting principles in Canada. As required by the British Columbia Company Act, we report that, in our opinion, these principles have been consistently applied.



PRICEWATERHOUSECOOPERS LLP
CHARTERED ACCOUNTANTS

CONSOLIDATED BALANCE SHEETS
International Absorbents Inc. (Stated in U.S. Dollars)


                                                       JANUARY 31,            January 31,
ASSETS                                                    1999                  1998
Currents assets:
   Cash and cash equivalents                          $   194,827            $    45,664
   Accounts receivable                                    630,099                617,263
   Inventories (Note 3)                                   282,853                355,300
   Prepaid expenses                                        66,696                 71,919
                                                      ----------------------------------
                                                        1,174,475              1,090,146


Fixed assets (Note 4)                                   1,020,239              1,023,797

Other assets (Note 5)                                      68,441                 77,552
                                                      ==================================
                                                      $ 2,263,155            $ 2,191,495
                                                      ==================================

LIABILITIES
Current liabilities:
   Accounts payable and accrued liabilities           $   605,669            $   739,750
   Operating line of credit (Note 6)                      223,019                503,797
   Convertible debentures (Note 7)                             --                249,651
   Due to related parties (Note 9)                         10,280                 44,326
                                                      ----------------------------------
                                                          838,968              1,537,524


SHAREHOLDERS' EQUITY
Share capital (Note 8)                                  6,583,750              6,332,493
Deficit                                                (5,159,563)            (5,678,522)
                                                      ----------------------------------
                                                        1,424,187                653,971
                                                      ----------------------------------
                                                      $ 2,263,155            $ 2,191,495
                                                      ==================================


Contingency (Note 14)
Subsequent events (Note 15)

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
International Absorbents Inc. (Stated in U.S. Dollars)


                                                                               YEAR ENDED JANUARY 31
                                                               1999                    1998                    1997
SALES REVENUES (NET)                                       $  5,968,950            $  5,169,681            $  4,705,324
COST OF GOODS SOLD                                            3,706,177               3,559,578               3,324,735
                                                           ------------------------------------------------------------
                                                              2,262,773               1,610,103               1,380,589

CORPORATE AND ADMINISTRATIVE EXPENSES
  Marketing and sales                                           823,447                 827,925               1,218,741
  General and administrative                                    830,268               1,312,869               1,392,770
  Research and development                                       13,674                  54,905                  44,914
  Interest expense (net)                                         88,939                  84,283                  57,023
                                                           ------------------------------------------------------------
                                                              1,756,328               2,185,632               2,815,385

NET INCOME/(LOSS) BEFORE UNDERNOTED ITEM                        506,445                (669,879)             (1,434,796)
OTHER INCOME                                                     12,514                  76,885                  24,437
                                                           ------------------------------------------------------------
NET INCOME/(LOSS) FOR THE YEAR                                  518,959                (592,994)             (1,410,359)

DEFICIT AT BEGINNING OF YEAR                               $ (5,678,522)           $ (5,085,528)           $ (3,675,169)
                                                           ------------------------------------------------------------
DEFICIT AT END OF YEAR                                     $ (5,159,563)           $ (5,678,522)           $ (5,085,528)
                                                           ============================================================

NET INCOME/(LOSS) PER COMMON SHARE (NOTE 9)                       $0.03                  $(0.04)                 $(0.10)

FULLY DILUTED NET INCOME/(LOSS) PER COMMON SHARE                  $0.02                  $(0.04)                 $(0.10)

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES                                           19,397,999              15,596,473              14,176,273

CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
International Absorbents Inc. (Stated in U.S. Dollars)


                                                                               YEAR ENDED
                                                         JANUARY 31,            JANUARY 31,          JANUARY 31,
                                                            1999                   1998                  1997
CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES
  OPERATIONS:
  Net income/(loss) for the year                        $ 518,959              $(592,994)             $(1,410,359)
  Items not affecting cash
    Depreciation                                          109,148                102,106                   82,952
    Amortization                                            9,111                 25,210                   17,386
    Writedown of other assets                                  --                     --                  135,143
    Gain on disposal of fixed assets                           --                     --                  (23,016)
    Interest on convertible debentures                         --                 28,022                   28,379
                                                        ---------------------------------------------------------
                                                          637,218               (437,656)              (1,169,515)
Changes in non-cash working capital*                     (384,066)               148,976                  589,971
                                                        ---------------------------------------------------------
                                                          253,152               (288,680)                (579,544)

CASH PROVIDED BY (USED IN) FINANCING
ACTIVITIES
  Long-term liabilities of joint venture                       --                (84,232)                  84,232
  Issuance of convertible debentures                           --                     --                  625,000
  Issuance of shares                                      247,713                385,625                  462,987
  Conversion of convertible debentures                    (32,145)              (353,125)                 (78,625)
  Retirement of convertible debentures                   (213,875)                    --                       --
  Share issue expenses                                        (47)                (3,697)                (118,868)
                                                        ---------------------------------------------------------
                                                            1,646                (55,429)                 974,726

CASH PROVIDED BY (USED IN) INVESTING
ACTIVITIES
  Fixed asset additions                                  (105,590)               (22,352)                (701,197)
  Proceeds from disposal of fixed assets, net                  --                202,999                   23,016
  Other asset additions                                        --                (69,207)                (329,874)
  Proceeds from disposal of other assets, net                  --                181,432                       --
                                                        ---------------------------------------------------------
                                                         (105,590)               292,872               (1,008,055)

INCREASE (DECREASE) IN CASH DURING YEAR                   149,163                (51,234)                (612,873)
CASH, BEGINNING OF YEAR                                    45,664                 96,901                  709,774
                                                        ---------------------------------------------------------
CASH, END OF YEAR                                       $ 194,827              $  45,664              $    96,901
                                                        =========================================================

*Changes in non-cash working capital:
 Accounts receivable and accrued liabilities            $ (12,836)             $  (1,126)             $   118,058
 Inventories                                               72,447                 61,048                  (35,381)
 Prepaid expenses                                           5,223                (34,134)                  14,667
 Accounts payable                                        (134,076)               (66,594)                 219,688
 Operating line of credit                                (280,778)               206,263                  222,853
 Due to related parties                                   (34,046)               (16,479)                  50,086
                                                        ---------------------------------------------------------
                                                        $(384,066)             $ 148,976              $   589,971
                                                        =========================================================

1.   OPERATIONS

     International Absorbents Inc. ( "IABS") is a Canadian company incorporated in May, 1983 which has operations located in the State of Washington, U.S.A. Through its wholly-owned subsidiary, Absorption Corp ("Absorption"), IABS is engaged in the development and sale of value-added products made from waste short fiber pulp utilizing proprietary technology. Absorption markets and sells SFP-based products used for general industrial spill cleanup, marine oil-cleanup, and oil/water filtration. Additionally, animal and pet bedding products are sold in consumer retail and commercial bedding markets. The company has established distribution in North America and certain European Economic Community and Pacific Rim countries.

2.   SIGNIFICANT ACCOUNTING POLICIES

     GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

     These financial statements have been prepared in accordance with accounting principles generally accepted in Canada ("Canadian GAAP"). Differences with respect to accounting principles generally accepted in the United States ("US GAAP") are disclosed in Note 12.

     BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of IABS and its wholly-owned subsidiaries Absorption, a Nevada company doing business in Washington State, and Total Absorb Inc. ( "TAI" ), a British Columbia company.

     The Company's 50% interest in BeneTech, LLC (Note 5) was accounted for using the proportionate consolidation method. On June 12, 1997, the Company's interest in BeneTech, LLC was sold to its joint venture partner. The Company's 51% interest in Bee-Innovative Technologies, Inc. ("Bee-Innovative") (Note 5) has not been consolidated as the Company's remaining investment in Bee-Innovative was written off as at January 31, 1997.

     INVENTORIES

     Finished goods inventories are valued at the lower of cost, determined on the first-in first-out basis, and net realizable value. Raw materials and supplies are valued at the lower of cost, determined on the first-in first-out basis, and replacement cost.

     FIXED ASSETS

     Fixed assets are recorded at cost. The company's building and equipment are located on leased land. Depreciation is applied to amortize the cost of fixed assets over their estimated useful lives as follows:


               Building       5%    Straight-line basis
               Equipment     15%    Declining-balance basis


     OTHER ASSETS

     The company capitalizes all expenditures incurred for the acquisition of license rights, patents and trademarks. Capitalized costs are amortized on a straight-line basis over three to seven years. Unamortized costs are written off where the recoverability of costs is uncertain or a patent application is abandoned.

     REVENUE RECOGNITION

     Revenue from the sale of products is recognized at the time title passes to the purchaser, which is when the goods are conveyed to a carrier.

     FOREIGN CURRENCY TRANSLATION

     The company has adopted the United States dollar as its reporting currency. IABS and its subsidiaries are considered to be integrated operations and the accounts are translated using the temporal method as follows:

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

     NET INCOME/(LOSS) PER SHARE

     Net Income/(Loss) per common share is calculated on the basis of the weighted average number of common shares outstanding during the year. In fiscal 1998 and 1997, the efect of potential issues of shares under warrants and share options were non-dilutive.

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

     COMPARATIVE AMOUNTS

     Certain amounts from the previous years have been restated to conform with the current year's presentation.

3.   INVENTORIES


                           1999               1998
                         ---------------------------
Raw materials            $193,293           $208,744
Finished goods             89,560            146,556
                         ---------------------------
                         $282,853           $355,300
                         ===========================


4.   FIXED ASSETS


                                                              ACCUMULATED
                       COST              DEPRECIATION             NET
                    ----------------------------------------------------
1999
Building            $  548,254           $  271,385           $  276,869
Equipment            1,689,939              946,569              743,370
                    ----------------------------------------------------
                    $2,238,193           $1,217,954           $1,020,239
                    ====================================================
1998
Building            $  541,263           $  243,568           $  297,695
Equipment            1,586,965              860,863              726,103
                    ----------------------------------------------------
                    $2,128,228           $1,104,431           $1,023,798
                    ====================================================


     The majority of the company's fixed assets are located on land and in warehouse space leased from the Port of Bellingham in Washington State. The lease agreements require payments of approximately $5,000 per month to August 31, 2000 with the Company's option for an additional five year period at rates to be negotiated.

5.   OTHER ASSETS


                                                   ACCUMULATED
                                     COST          AMORTIZATION            NET
                                  ----------------------------------------------
1999
Patents, trademarks and
designs                           $196,139           $127,698           $ 68,441
                                  ==============================================

1998
Patents, trademarks and
designs                           $196,274           $118,722           $ 77,552
                                  ==============================================


     In fiscal 1997 the Company contributed $250,447 in consideration for a 50% interest in a joint venture named Benetech, LLC, which contracted for a facility to manufacture low cost large animal bedding. During fiscal 1998, the Company made further contributions of $18,000 to BeneTech.

     On June 12, 1997 the Company agreed to sell all of its interests in BeneTech for consideration consisting of $118,000 in cash, a $150,000 note receivable, and the release of the Company from all loan guarantees. The note receivable was repayable over a five year period and paid interest at 9%. The Company's proportionate interest in BeneTech's results from operations from inception to January 31, 1997 were not material. The results from operations for the period February 1, 1997 to June 12, 1997 were $63,415, consisting of sales of $5,322, cost of sales of $20,084, and corporate and administrative expenses of $48,653. The Company realized a gain of $64,693 on the sale of all its proportionate interest in BeneTech which consisted of the following net assets:


                                               JUNE 12, 1997
                                               -------------
Total Assets                                      $381,191
                                               =============

Total Liabilities                                  180,437
Total Partners' capital                            203,754
                                               -------------
Total liabilities and partners' capital           $384,191
                                               =============


     During fiscal 1997, the Company advanced funds to organize the business of Bee-Innovative Technologies, Inc. ("BIT") a corporation incorporated in the State of Washington, USA. A total of $122,218 was advanced by the Company directly to the proprietors of BIT and a further $32,231 was expended by the company to complete certain patent assignments necessary to secure the Company's 50% interest. The Company ceased funding BIT and received $50,000 in earnest monies pursuant to a letter of intent to transfer all of its interest in BIT to a former director and senior officer. This agreement was not finalized and BIT was ceased operations. Accordingly, the Company wrote off its remaining investment in BIT as at January 31, 1997.

6.   OPERATING LINE OF CREDIT

     The Company has secured a short-term line of credit for up to $1,000,000, which is secured by the accounts receivable and other assets of Absorption. Interest is payable on funds advanced at the rate of prime plus 1.5%. The funds available for advance to the Company by the lender are limited to 80% of accounts receivable. Additionally, the lender has granted the Company a term loan of up to $300,000 and a capital expenditure line of $100,000 for the purchase of plant equipment. Terms of the line of credit require repayment from collections of accounts receivable; and the term loan becomes payable, with accrued interest, in September 1999.

7.   CONVERTIBLE DEBENTURE

     Pursuant to agreements entered into in July 1996, the Company issued an aggregate $625,000 of convertible debentures to private lenders in consideration for cash. The debentures paid interest at an annual rate of 8% and where convertible, at the option of the holder, to common shares of the Company at a price of $0.50 per share or less, dependent upon the market price of the Company's shares on NASDAQ at the time of conversion. In March of 1999 the remaining $241,250 outstanding debentures were retired through a combination of conversions and purchase through funds raised from a private common stock placement.

8.   SHARE CAPITAL

     AUTHORIZED

     100,000,000 common shares (1998 and 1997 - 100,000,000) without par value.

COMMON SHARES ISSUED                               SHARES                AMOUNT
                                                ----------------------------------
Balance as of January 31, 1996                   13,821,515            $ 5,606,446
For cash
  Exercise of warrants                              233,350                116,675
  Exercise of options                               355,500                267,687
Conversion of debentures                            276,784                 78,625
                                                ----------------------------------
 Issued during the year                             865,934                462,987
Share issue and registration expenses                    --               (118,868)
                                                ----------------------------------
Balance as of January 31, 1997                   14,687,149            $ 5,950,565

For cash
  Exercise of warrants                               65,000                 32,500
Conversion of debentures                          1,943,789                353,125
                                                ----------------------------------
Issued during the year                            2,008,789                385,625
Share issue and registration expenses                    --                 (3,697)
                                                ----------------------------------
Balance as of January 31, 1998                   16,695,938            $ 6,332,493

For cash
  Private Placement                               3,013,864                206,179
  Purchase of Escrow shares                        (560,000)                    --
Conversion of debentures                            451,250                 45,125
                                                ----------------------------------
Issued during the year                            2,905,114                251,304
Share issue and registration expenses                    --                    (47)
                                                ----------------------------------
Balance as of January 31, 1999                   19,601,052            $ 6,583,750
                                                ==================================


     SHARE TRANSACTIONS (EXCLUDING THE EXERCISE OF OPTIONS AND WARRANTS) DURING THE YEARS ENDED JANUARY 31, 1999, 1998 AND 1997.

     Pursuant to Regulation D subscription agreements entered into in March of 1998, 3,013,864 common shares were issued through an employee stock purchase at a price of $0.085 per share for total proceeds of $256,179. As part of the subscription agreement, share purchasers were issued 1,506,930 warrants with an exercise price of $0.25. No finder's fees were payable in respect of this subscription.

     Pursuant to Regulation D subscription agreements entered into in July 1996, holders of convertible debentures (Note 7) in aggregate converted $45,125 of the original principal amount due, resulting in the issuance of 451,250 common shares from treasury, at a price of $0.10 per share. No finder's fees were payable in respect of these subscriptions.

     ESCROW SHARES

     The 560,000 common shares issued in August 1988 to acquire the remaining shareholdings in Absorption and Canadian Absorption Corp (a predecessor subsidiary to TAI) were subject to an earn-out escrow agreement which provided for release of the shares on the basis of cumulative cash flow (as defined by the agreement) from the company's operations. Any of the 560,000 earn-out shares that were not released from escrow on or before August 25, 1998 were to be canceled. In March of 1998 the company purchased the escrow shares for $50,000. The proceeds from the purchase were reinvested through the employee private placement occurring in March of 1998.

                                                            NO. OF
STOCK OPTIONS                                            UNDERLYING
                                                            SHARES          EXERCISE PRICES
                                                      -------------------------------------
Stock options outstanding, January 31, 1996                 1,658,500       $0.625 to $3.00
  Granted                                                   2,396,500       $ 0.50 to $1.50
  Exercised                                                  (355,500)      $ 0.50 to $3.00
  Surrendered or expired                                   (2,408,000)      $ 0.50 to $3.00
                                                      -------------------------------------
Stock options outstanding, January 31, 1997                 1,291,500       $0.50 to C$3.90
  Surrendered or expired                                      (95,000)      $ 0.75 to $1.00
                                                      -------------------------------------
Stock options outstanding January 31, 1998                  1,196,500       $0.50 to C$3.90

  Granted                                                     703,336       $          0.20
  Surrendered or expired                                     (472,000)      $ 0.20 to $1.69
                                                      -------------------------------------
Stock options outstanding, January 31, 1999                 1,427,836       $ 0.20 to $0.91
                                                      =====================================


     Stock options outstanding at January 31, 1999 are due to expire from August 13, 1999 to May 6, 2001. Pursuant to the vesting terms of the option agreements, stock options to purchase 1,177,086 common shares were eligible for exercise at January 31, 1999 (1998 - 1,228,500; 1997 - 1,053,500).
     Through a proxy vote of common share holders, at the Annual General Meeting, 1,146,500 stock options were repriced to $0.20 per share in August of 1998.


                                                     NO. OF
                                                   UNDERLYING
WARRANTS                                             SHARES             EXERCISE PRICES
                                                   ------------------------------------
Warrants outstanding, January 31, 1996               783,330           $0.50 to $0.75
  Issued                                           1,445,000           $0.50 to $1.75
  Exercised                                         (233,350)          $         0.50
                                                   -----------------------------------
Warrants outstanding, January 31, 1997             1,994,980           $0.50 to $1.75
  Exercised                                          (65,000)          $         0.50
  Surrendered or expired                            (549,980)          $0.50 to $0.625
                                                   -----------------------------------
Warrants outstanding, January 31, 1998             1,380,000           $0.50 to $1.75
  Issued                                           1,966,930           $0.10 to $0.25
  Surrendered or expired                            (800,000)          $0.50 to $1.25
                                                   -----------------------------------
 Warrants outstanding, January 31, 1999            2,546,930           $0.10 to $1.75
                                                   -----------------------------------


     Warrants outstanding at January 31, 1999 are due to expire from April 1, 1999 to March 31, 2000.

9.   RELATED PARTY INFORMATION

     Included in expenditures for fiscal 1999 are costs of $53,116 for office rent, and related services (1998 - $73,639; 1997 - $44,256) which were incurred on a cost reimbursement basis from a corporation owned and controlled by an officer and director of the company.

10.  INCOME TAXES

     Potential tax benefits relating to operating losses have not been recorded in the accounts. IABS and its subsidiaries have non-capital loss carry-forwards from Canadian operations totaling Cdn $4,470,039 (expiring 1999 to 2005), and from United States operations totaling $7,540,341 (expiring 2003 to 2012). These loss carry-forwards are available for offset against future taxable incomes arising from Canadian and United States operations.


11.  SEGMENTED INFORMATION

     The company is involved primarily in the development, manufacture, distribution and sale of absorbent products. Its assets are located, and its operations are primarily conducted, in the United States.

     The company defines its business segments based upon the market in which its customers sell product. The company operates principally in two business segments, the animal care industry and the industrial cleanup industry.

     Management of the company evaluates its segments based upon the operating income before depreciation and amortization generated by each segment. Depreciation and amortization are managed on a consolidated basis and as such are not allocated to individual segments. There are no intersegment transactions or significant differences between segment accounting and corporate accounting basis.

JANUARY 31, 1999 BUSINESS SEGMENT DATA


                                              ANIMAL CARE            INDUSTRIAL            CONSOLIDATED

Revenues                                      $ 4,732,757           $ 1,236,193            $ 5,968,950
Operating costs and expenses                    4,042,783             1,288,949              5,331,732
                                              --------------------------------------------------------
Operating income/(loss) before
        Depreciation & amortization               689,974               (52,756)               637,218
Depreciation & amortization                                                                    118,259
                                                                                           -----------
Operating income/(loss)                                                                    $   518,959
                                                                                           ===========

Assets                                        $ 1,787,892           $   475,263            $ 2,263,155
                                              ========================================================

Capital expenditures                          $    83,416           $    22,174            $   105,590
                                              ========================================================


JANUARY 31, 1998 BUSINESS SEGMENT DATA


                                              ANIMAL CARE           INDUSTRIAL             CONSOLIDATED
       Revenues                               $ 3,593,059           $ 1,566,622            $ 5,159,681
       Operating costs and expenses             3,826,410             1,798,949              5,625,359
                                              --------------------------------------------------------
       Operating income/(loss) before
               depreciation & amortization       (233,351)             (232,327)              (465,678)
       Depreciation & amortization                                                             127,316
                                                                                           -----------
       Operating income/(loss)                                                             $  (592,994)
                                                                                           ===========

       Assets                                 $ 1,512,132           $   679,363            $ 2,191,495
                                              ========================================================

       Capital expenditures                   $    15,423           $     6,929            $    22,352
                                              ========================================================


JANUARY 31, 1997 BUSINESS SEGMENT DATA


                                              ANIMAL CARE            INDUSTRIAL            CONSOLIDATED
       Revenues                               $ 2,928,229           $ 1,777,095            $ 4,705,324
       Operating costs and  expenses            3,568,452             2,442,893              6,015,345
                                              --------------------------------------------------------
       Operating income/(loss) before
               depreciation & amortization       (640,223)             (669,798)            (1,310,021)
       Depreciation & amortization                                                             100,338
                                                                                           -----------
       Operating income/(loss)                                                             $(1,410,359)
                                                                                           ===========

       Assets                                 $ 1,720,773           $   967,935            $ 2,688,708
                                              ========================================================

       Capital expenditures                   $ 1,902,846           $   107,351            $   298,197
                                              ========================================================


     Ninety percent of sales were to United States customers, 5 % to Canadian customers, and 5% to other foreign customers. Revenues from one customer of the Company's Animal Care segment represents approximately 16% of the Company's total revenues.

12. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES AND PRACTICES

     The consolidated financial statements have been prepared in accordance with Canadian GAAP which differ in certain respects from those principles and practices that the company would have followed had its consolidated financial statements been prepared in accordance with U.S. GAAP.

     The following summary sets out the material adjustments to the Company's reported liabilities, shareholders' equity, net income/(loss) and statement of changes in financial position (cashflows) which would be made in order to comply with U.S. GAAP:

     ADJUSTMENTS TO LIABILITIES AND SHAREHOLDERS' EQUITY


                                                      JANUARY 31,           JANUARY 31,
                                                         1999                  1998
Total liabilities under Canadian GAAP                $   838,968            $ 1,537,524
Income taxes (a)                                          76,673                 64,460
                                                     ----------------------------------
Total liabilities under U.S. GAAP                    $   915,641            $ 1,601,984
                                                     ==================================

Total shareholders' equity under Canadian            $ 1,424,187            $   653,972
  GAAP
Effect of above adjustment                               (76,673)               (64,460)
                                                     ----------------------------------
Total shareholders' equity under U.S. GAAP
  (c)(e)                                             $ 1,347,514            $   589,511
                                                     ==================================


     ADJUSTMENTS TO NET INCOME/(LOSS)


                                                  JANUARY 31,            JANUARY 31,            JANUARY 31,
                                                     1999                   1998                    1997
Net income/(loss) for the period under
  Canadian GAAP                                  $   518,959            $  (592,994)           $(1,410,359)
Income taxes (a)                                     (12,213)                (4,183)                39,665
                                                 ---------------------------------------------------------
Net income/(loss) for the period under
  U.S. GAAP                                      $   506,746            $  (588,811)           $(1,370,694)
                                                 =========================================================
Net income/(loss) per share under U.S.
  GAAP (d)                                       $      0.03            $     (0.04)           $     (0.10)


     ADJUSTMENTS TO CASH FLOW


                                                    JANUARY 31,          JANUARY 31,         JANUARY 31,
                                                       1999                 1998                1997
Cash provided by (used in) financing
  activities Under Canadian GAAP                   $   1,646            $ (55,429)           $ 974,726
Issuance of shares (g)                               (32,145)            (353,125)             (78,625)
Conversion of convertible debentures (g)              32,145              353,125               78,625
                                                   ---------------------------------------------------
Cash provided by (used in) financing
  activities Under U.S. GAAP                       $   1,646            $ (55,429)           $ 974,726
                                                   ===================================================


     (a) The Financial Accounting Standards Board issued Statement Number 109 on Accounting for Income Taxes ("FAS 109") which requires the use of the assets and liability method of accounting for income taxes, whereas the deferral method of accounting of income taxes is acceptable under Canadian GAAP. Under FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

          The following table summarizes the significant components of the Company's deferred tax assets and liabilities:

                                                 CANADIAN                 USA
                                                OPERATIONS             OPERATIONS               TOTAL
Deferred Tax Assets:
Non-capital loss carryforwards                 $ 1,297,964            $ 2,563,716            $ 3,861,680
Deferred expenditures                               26,635                     --                 26,635
Fixed assets                                         1,231                     --                     --
                                               ---------------------------------------------------------
Gross deferred tax asset                         1,325,830              2,563,716              3,889,546
Valuation allowance for deferred tax
  asset                                         (1,325,830)            (2,562,716)            (3,889,546)
                                               ---------------------------------------------------------
                                               $        --            $        --            $        --
                                               =========================================================

Deferred Tax Liabilities:
Fixed assets                                   $        --            $    76,673            $    76,673
                                               ---------------------------------------------------------
                                               $        --            $    76,673            $    76,673
                                               =========================================================


          The amount taken into income as a deferred tax asset must reflect that portion of the income tax loss carryforwards which is likely to be realized from future operations. Considering the company's cumulative losses in recent years, the company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their terms of expiry.

     (b) Under U.S. GAAP, the allowance for doubtful accounts (1999-$16,775; 1998-$98,924) would be disclosed on the face of the balance sheet.

     (c) Canadian GAAP allows for the elimination of operating deficits by the reduction of stated capital attributable to common shares with a corresponding offset to the accumulated deficit. This reclassification, which the company made on February 1, 1993, is not permitted under the U.S. GAAP and would require an increase in share capital and deficit of $6,429,272 at January 31, 1999 and 1998.

     (d) Under U.S. GAAP, common shares returnable to the issuer if specified conditions are not met are excluded from the determination of weighted average number of common shares used for calculation of earnings per share if those conditions are not currently being attained. The 560,000 common shares escrowed (Note 8) for release pursuant to cumulative cash flow earned from operations have been excluded for reporting net income/(loss) per share under U.S. GAAP.

     (e) Under U.S. GAAP, comprehensive income/(loss) consists of net income/(loss) only.

     (f) Under U.S. GAAP, the Company's fully diluted earnings per share for fiscal year 1999 were $0.02 per common share. In fiscal 1998 and 1997 the effect of potential issues of shares under warrants and shares options were non-dilutive.

     (g) Under U.S. GAAP, the conversion of convertible debentures for common shares does not represent a financing activity.

13.  FINANCIAL INSTRUMENTS

     The fair market value of the Company's financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, operating line of credit, and convertible debentures, approximates their carrying values. The fair market value of due to related parties has not been provided as it is not practicable to determine such amounts due to the unavailability of financial instruments with similar terms and conditions.

14.  CONTINGENCY

     UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

     The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

15.  SUBSEQUENT EVENTS

     Subsequent to January 31, 1999 17,000 stock options, at an exercise price of $0.20, were exercised.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company's directors and executive officers and regarding compliance with Section 16 of the Securities and Exchange Act of 1934 required by this Item, is incorporated by reference to pages 3 through 5 of the Company's Proxy Statement prepared for the Annual General Meeting of Shareholders to be held June 29, 1999.

ITEM 10. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to pages 5 through 10 of the Company's Proxy Statement prepared for the Annual General Meeting of Shareholders to be held June 29, 1999.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to page 3 of the Company's Proxy Statement prepared for the Annual General Meeting of Shareholders to be held June 29, 1999.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to page 10 of the Company's Proxy Statement prepared for the Annual General Meeting of Shareholders to be held June 29, 1999.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  The following documents are filed as a part of this Report.

(i)  FINANCIAL STATEMENTS

     The following Report of Independent Chartered Accountants and Consolidated Financial Statements of the Company:

          Consolidated Financial Statements

     As at January 31, 1999 and 1998:

          Consolidated Balance Sheets

     For the Fiscal Years Ended January 31, 1999, 1998 and 1997:

          Consolidated Statements of Operations and Deficit

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

                          INTERNATIONAL ABSORBENTS INC., a
                          British Columbia, Canada corporation

                          -------------------------------
                          President and Chief Executive Officer
                          Dated:  4/9/99


                                POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gordon L. Ellis his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-KSB, and to file same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                           TITLE                                       DATE
---------                           -----                                       ----
/s/Gordon L. Ellis
-------------------------------     Chairman of the Board of Directors          4/9/99
Gordon L. Ellis                     President & Chief Executive Officer


/s/Stephen H. Silbernagel           Director                                    4/9/99
-------------------------------
Stephen H. Silbernagel


/s/John J. Sutherland               Director                                    4/9/99
-------------------------------
John J. Sutherland


/s/Douglas E. Ellis                 Director                                    4/9/99
-------------------------------
Douglas E. Ellis


/s/Shawn M. Dooley                  Director                                    4/9/99
-------------------------------
Shawn M. Dooley


/s/David H. Thompson                Chief Financial Officer                     4/9/99
-------------------------------

                                  EXHIBIT INDEX


EXHIBIT 3. ARTICLES OF INCORPORATION AND BY-LAWS

        3.1(1)  Altered Memorandum of Company

        3.2(1)  Articles of the Company

EXHIBIT 10. MATERIAL CONTRACTS

        10.1(3) Supply Agreement between Georgia-Pacific Corp and Absorption
                Corp dated February 17, 1994

        10.2(1) Lease for Bellingham, WA plant between Port of Bellingham and
                Absorption Corp dated October 8, 1985 (with modifications and renewals)

        10.3(1) Rental contracts between the Company, Absorption Corp, Canadian
                Absorption Corp and ABE (1980) Industries Inc. dated December 1, 1989

        10.4(1) Office Services Agreement between the Company and ABE (1980)
                Industries Inc. dated November 10, 1988

        10.5 Office Services Agreement between the Company and ABE (1980) Industries Inc. dated September 1, 1998.

EXHIBIT 13. ANNUAL REPORT OF SECURITY HOLDERS, FORM 10-Q OR QUARTERLY REPORT TO
            SECURITY HOLDERS

        13.1(4) 1999 Annual Report to Shareholders

EXHIBIT 21. SUBSIDIARIES OF THE REGISTRANT

        21.1(2) List of Subsidiaries of the Company

EXHIBIT 23. CONSENTS OF EXPERTS AND COUNSEL

        23.1(4) Consent of PricewaterhouseCoopers LLP



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