Form 10QSB
period 1999-04-30
INTERNATIONAL ABSORBENTS INC
filed 1999-05-25
CIK 813634

                          UNITED STATES SECURITIES AND
                               EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1999

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


                                1569 Demsey Road
                           Vancouver, British Columbia
                                 Canada V7K 1S8
                    (Address of principal executive offices)

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

                                                              Yes [x]     No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1999.

              Title of Class                                 No. of Shares

        Common Shares, no par value                           19,618,052


UNAUDITED (ALL AMOUNTS IN US DOLLARS EXCEPT WHERE OTHERWISE NOTED)

                          INTERNATIONAL ABSORBENTS INC.
                           CONSOLIDATED BALANCE SHEETS
                           (US dollars, in thousands)

                                                   APRIL 30, 1999    JANUARY 31, 1999
ASSETS
Current assets:
        Cash                                         $   542            $   195
        Accounts receivable                              571                630
        Inventories                                      347                283
        Prepaid expenses                                 103                 67
                                                     ---------------------------
                                                     $ 1,563            $ 1,175
        Fixed assets                                   1,027              1,020
        Other assets                                      67                 68
                                                     ---------------------------
                                                     $ 2,657            $ 2,263
                                                     ==========================
LIABILITIES
Current liabilities:
        Accounts payable                             $   760            $   606
        Operating line of credit                         224                223
        Convertible debentures                             0                  0
        Due to related parties                            (2)                10
                                                     ---------------------------
                                                     $   982            $   839
        Long-term liabilities                              0                  0
                                                     ---------------------------
                                                     $   982            $   839
SHAREHOLDERS' EQUITY
        Share capital                                $ 6,583            $ 6,584
        Deficit                                       (4,908)            (5,160)
                                                     ---------------------------
                                                     $ 2,657            $ 2,263
                                                     ==========================


                          INTERNATIONAL ABSORBENTS INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                           (US dollars, in thousands)

                                                    3 MONTHS          3 MONTHS
                                                     ENDED             ENDED
                                                 APRIL 30, 1999    APRIL 30, 1998
Sales revenues                                      $  1,751          $  1,411
Cost of goods sold                                       980               926
                                                    --------------------------
                                                    $    771          $    485
Gross margin                                              44%               35%
Corporate and administrative expenses:
        Marketing and sales                              250               195
        General and administrative                       279               261
                                                    --------------------------


Profit/(loss) before undernoted item                     242                29
Other income                                              10                 8
                                                    --------------------------
Profit/(loss) for the period                             252                37
                                                    ==========================

Deficit at beginning of period                        (5,160)           (5,440)
Deficit at end of period                              (4,908)           (5,403)
                                                    ==========================


Profit/(loss) per common share (in dollars)             0.01              0.00
Weighted average number of common
shares (in thousands)                                 19,614            18,279
                                                    ==========================


UNAUDITED (ALL AMOUNTS IN US DOLLARS EXCEPT WHERE OTHERWISE NOTED)
                                                                     PAGE 2 of 6

                          INTERNATIONAL ABSORBENTS INC.
            CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
                           (US dollars, in thousands)

                                                                 3 MONTHS ENDED
                                                         APRIL 30, 1999   APRIL 30, 1998
Cash flows from operating activities                             392              (63)
Cash flows used in investing activities                            3               (9)
Cash flows used in financing activities                          (48)              62
Net change in cash                                               347              (10)
                                                            --------         --------
Cash and cash equivalents, beginning of period                   195               46
                                                            --------         --------
Cash and cash equivalents, end of period                         542               36
                                                            ========         ========


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

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada and with the instructions to form 10-Q and Rule 10 of Regulation S-X promulgated by the United States Securities and Exchange Commission. Differences with respect to accounting principles generally accepted in the United States, which are not significant, are disclosed in Note 12. Such financial statements do not include all disclosures required by generally accepted accounting principles for annual financial statement reporting purposes. However, there has been no material change in the information disclosed in the company's annual consolidated financial statements dated January 31, 1999, except as disclosed herein. Accordingly, the information contained herein should be read in conjunction with such annual consolidated financial statements and related disclosures. Certain amounts have been restated to conform with the presentation for Fiscal Year 1999.

The accompanying interim consolidated statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of the interim periods presented. Results of operations for the period ended April 30, 1999 are not necessarily indicative of results expected for an entire year.

MANAGEMENT'S DISCUSSION & ANALYSIS

SALES REVENUE for the three months ended April 30, 1999 net of allowances and discounts, were $1,751,000, an increase of 24% in comparison to the three months ended April 30, 1998 total of $1,411,000. This increase in sales revenue was mainly due to an increase in animal care products sales volumes.

For the balance of fiscal year 2000, further sales revenue growth is expected due to continued expansion of the company's animal care distribution in the pet bedding market. This sales growth will result from the addition of new regional distributors, introduction of new product lines, and an increase volume through existing distributors. The company's Industrial division sales are expected to remain at current levels while revised marketing strategies take effect and its reformulated products gain acceptance.

GROSS PROFITS on total sales for the three months ended April 30, 1999 were $771,000 (or 44%) versus $485,000 (or 34%) for the three months ended April 30, 1998. These increases were due to



UNAUDITED (ALL AMOUNTS IN US DOLLARS EXCEPT WHERE OTHERWISE NOTED) improvements in the company's manufacturing efficiencies and an increase in the sales price of our Animal Care products.

NET PROFIT improved for the three months ended April 30, 1999 versus the three month period ended April 30, 1998. Net profits increase to $252,000, from $37,000. These increases were due to an increase in sales and improvement in the gross margin.

GENERAL AND ADMINISTRATIVE EXPENSES increased for the three months ended April 30, 1999 to $279,000 from $261,000 for the three months ended April 30, 1998, which was an increase of 6%. This increase was principally due to increased operating costs resulting from the company's growth.

Total general and administrative expenses for the fiscal year are expected to remain at current levels, but decrease significantly as a percentage of sales.

MARKETING EXPENSES were $250,000 for the three months ended April 30, 1999 an increase of 28% from the three month period ended April 30, 1998 total of $195,000. This increase reflects an expansion of our Animal Care sales activities.

Marketing expenses are expected to continue near this level for the remainder of the 1999 fiscal year, while decreasing significantly as a percentage of sales revenue.

LIQUIDITY AND CAPITAL RESOURCES At April 30, 1999 the company had a positive $581,000 in working capital. This was an improvement from $336,000 at January 31, 1999. The current ratio (current assets to current liabilities) at period end increased to 1.59 from 1.4 at January 31, 1998. These changes were mainly due to current assets produced from operations.

CASH FLOW GENERATED FROM OPERATIONS improved to positive $392,000 for the three months ended April 30, 1999 versus negative $63,000 for the three months ended April 30, 1998. The company expects to continue to generate cash from operations, even though it may use various credit facilities to finance manufacturing improvements and for the introduction of new product lines.

OUTLOOK
Additional sales revenue growth is anticipated through the rest of the current fiscal year as the Animal Care division adds product lines and continues to expand its distributor network. The Industrial division is anticipated to continue its international business expansion and to maintain sales revenue levels domestically. Gross margins and expenses are expected to remain at current levels.

YEAR 2000
Historically, certain computerized systems have used two digits rather than four digits to define the applicable year, which could result in recognizing a date using "00" as the year 1900 rather than the year 2000. This could result in major failures or miscalculations and is generally referred to as the "year 2000 issue". The company recognizes that the impact of the year 2000 issue extends beyond traditional computer hardware and software to automated plant systems and instrumentation, as well as to third parties. The year 2000 issue is being addressed within the company by its individual departments and progress is reported periodically to management. The company has committed resources to conduct risk assessments and to take corrective action, where required, within each of the following areas; information technology, plant systems, and external parties.



UNAUDITED (ALL AMOUNTS IN US DOLLARS EXCEPT WHERE OTHERWISE NOTED)

Assessment audits of the information technology systems were completed in the fourth quarter of fiscal year 1999. A plan to update all systems, which may be affected by the year 2000 issue, was adopted in the first quarter of fiscal year 2000. All information systems will be upgraded by the end of the third quarter of fiscal year 2000. In the plant systems area, 100 percent of the company's systems have been audited and are not expected to be effected by the year 2000 issue. The company has backup systems for all plant operations systems, which will allow the company to main a full production schedule in the unlikely case of a year 2000 failure. An assessment audit of external parties will be completed by the end of the second quarter of fiscal year 2000.

The total cost of the company's year 2000 activities is not expected to be material to operations, liquidity or capital resources. The total estimated cost of the company's year 2000 work should not exceed $50,000.

Failure to address a year 2000 issue could result in business disruptions that may materially affect the company's operations, liquidity, or capital resources. The company is preparing contingency plans to address year 2000 issues which may have a material effect. Typically these contingency plans address the results of single events while the scope of year 2000 issues may cause multiple events for longer duration's. It is not possible for the company to anticipate all multiples of events which may occur. The company will plan for multiple events to the best of its ability and resources.

There is still uncertainty about the scope of the year 2000 issue. At this time the company cannot quantify the potential impact of these failures. The company's year 2000 program and contingency plans are being developed to address issues within the company's control. The program minimizes, but does not eliminate the issues of external parties.

Statements made in the following management's discussion and analysis, referring to the company's outlook, future sales revenue, gross profits, EBIDT, general and administrative expenses, marketing expenses, liquidity and capital resources, and cash flow, that state the company's or management's intentions, hopes, belief's, expectations, or predictions of the future, are forward-looking statements. It is important to note that the company's actual results could differ materially from those projected in such forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the company's SEC filings, including but not limited to the company's report on forms 10-K, 10-QSB, and the company's proxy statement to shareholders. Copies of these filings may be obtained by contacting the company or the SEC.



UNAUDITED (ALL AMOUNTS IN US DOLLARS EXCEPT WHERE OTHERWISE NOTED)
                                                                     PAGE 5 of 6

PART II - OTHER INFORMATION



5.   OTHER INFORMATION

     Directors as at April 30, 1999:

            Gordon L. Ellis

            Stephen H. Silbernagel

            John J. Sutherland, Jr.

            Douglas Ellis

            Shawn M. Dooley

6.   EXHIBITS AND REPORTS ON FORM 8-K

            No exhibits

            No reports on Form 8-K have been filed during the period ended April 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        INTERNATIONAL ABSORBENTS INC.
                                        (Registrant)



Date:     5/25/99                       /s/ Gordon L. Ellis
     ------------------                 -------------------
                                        Gordon L. Ellis
                                        President & CEO



UNAUDITED (ALL AMOUNTS IN US DOLLARS EXCEPT WHERE OTHERWISE NOTED)
                                                                     PAGE 6 of 6