Form 10QSB
period 1999-07-31
INTERNATIONAL ABSORBENTS INC
filed 1999-09-07
CIK 813634

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

   [x]    Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1999

                                       OR

   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ______________ to _____________

                         COMMISSION FILE NUMBER 0-15673

                          INTERNATIONAL ABSORBENTS INC.

              Exact name of registrant as specified in its charter

    Province of British Columbia, Canada                  None
       (State of other jurisdiction                    (IRS Employer
     of incorporation or organization)             Identification Number)

                                1569 Dempsey Road
                        North Vancouver, British Columbia
                                 Canada V7K 1S8
                    (Address of principal executive offices)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1999.

        Title of Class                                 No. of Shares

    Common Shares, no par value                         19,618,052

`
                          INTERNATIONAL ABSORBENTS INC.
                           CONSOLIDATED BALANCE SHEETS
                           (US dollars, in thousands)

                                                                        1/31/99
                                                         CURRENT       PREVIOUS
                                                         -------       --------
ASSETS

        Current Assets

               Cash                                      $   665        $   195
               Accounts Receivable                           533            630
               Inventories                                   365            283
               Prepaid Expenses                              101             67
                                                         -------        -------
                                                         $ 1,664        $ 1,175

               Fixed Assets                                1,165          1,020
               Other Assets                                   65             68
                                                         -------        -------
                                                         $ 2,894        $ 2,263
                                                         =======        =======

LIABILITIES

        Current Liabilities

               Accounts Payable                          $   722        $   606
               Operating Line of Credit                      150            223
               Due to Related Parties                          2             10
                                                         -------        -------
                                                         $   874        $   839

SHAREHOLDER'S EQUITY

        Share Capital                                    $ 6,583        $ 6,584
        Deficit                                           (4,563)        (5,160)
                                                         -------        -------
                                                         $ 2,894        $ 2,263
                                                         =======        =======

                          INTERNATIONAL ABSORBENTS INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICITS
                           (US dollars, in thousands)


                                         6 MONTHS      6 MONTHS      3 MONTHS     3 MONTHS
                                         7/31/99        7/31/98       7/31/99      7/31/98
                                        ---------      --------      --------     --------
Sales Revenues                          $  3,621      $  2,840      $  1,870      $  1,429
Cost of Goods Sold                         2,019         1,845         1,039           919
                                        --------      --------      --------      --------
                                           1,602           995           831           510

Margin                                        44%           35%           44%           36%

Corporate & Administrative Expenses:

        Marketing & Sales                    492           411           235           216
        General & Administrative             528           496           259           235
                                        --------      --------      --------      --------
                                           1,020           907           494           451

Profit/(Loss) before Undernoted Item         582            88           337            59

Other Income                                  14             9             8             1
                                        --------      --------      --------      --------

Profit/(Loss) for the Period                 596            97           345            60
                                        ========      ========      ========      ========

Deficit at Beginning of Period            (5,159)       (5,679)       (4,908)       (5,642)
                                          (4,563)       (5,582)       (4,563)       (5,582)
                                        ========      ========      ========      ========

Profit/(Loss) per Common Share
(in dollars)                                0.03          0.01          0.02          0.00
Weighted Average Number of Shares         19,616        18,279        19,615        19,601


                          INTERNATIONAL ABSORBENTS INC.
            CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
                           (US dollars, in thousands)

                                                               6 MONTHS ENDED
                                                        ------------------------------
                                                        JULY 31, 1999   JULY 31, 1998
                                                        -------------   --------------
Cash flow from operation activities                           $ 679       $  74
Cash flow used in investing activities                           --           1
Cash flow used in financing activities                         (209)        (57)
Net change in cash                                              470          18
                                                              -----       -----
Cash and cash equivalents, beginning of period                  195          46
                                                              -----       -----
Cash and cash equivalents, end of period                        665          64
                                                              =====       =====

INTERNATIONAL ABSORBENTS, INC.
Six Months Ended July 31, 1999

MANAGEMENT'S DISCUSSION & ANALYSIS

OUTLOOK

Additional sales revenue growth is anticipated through the rest of the current fiscal year as the Animal Care Division adds product lines and continues to expand its distribution network. The Industrial Division is anticipated to continue its international business expansion and to maintain sales levels domestically.

Gross margins and expenses are expected to remain near current levels.

RESULTS OF OPERATIONS

SALES REVENUE for the three months ended July 31, 1999 net of allowances and discounts, were $1,870,000, an increase of 31% in comparison to the three months ended July 31, 1998 total of $1,429,000. Sales revenue for the six months ended July 31, 1998, net of allowances and discounts, were $3,621,000, an increase of 28% in comparison to the six months ended July 31, 1998 total of $2,840.00.

This increase in sales revenue was mainly due to an increase in Animal Care products sales volumes.

For the balance of fiscal year 2000, further sales revenue growth is expected due to continued expansion of the Company's Animal Care distribution network. This sales growth will result from the addition of new product lines, direct sales to national accounts, and an increase in volume through existing distributors. The Company's Industrial Division sales are expected to increase slightly from current levels. New applications and markets are being explored, which will fuel future growth in this division.

GROSS PROFIT on net sales revenues for the three months ended July 31, 1999 were $831,000 (or 44%) versus $510,000 (or 36%) for the three months ended July 31, 1998. Gross profits on total sales for the six months ended July 31, 1999 were $1,602,000 (or 44%) versus $995,000 (or 35%) for the six months ended July 31, 1998.

These increases were primarily due to improvements in the company's manufacturing efficiencies and volume efficiencies achieved from increased sales.

For the balance of fiscal year 2000, gross profits will remain at current levels because of the production efficiencies, which have been achieved.

NET PROFIT improved for the three-month period ended July 31, 1999 to $345,000 versus $60,000 for the three-month period ended July 31, 1998. The company's net profit improved for the six-month period ended July 31, 1999 to $596,000 versus $97,000 in the six-month period ended July 31, 1998.

These increases are due to an increase in sales, an improvement in the gross margin and a continued control of general and administrative costs.

Profits are expected to continue to remain at levels above the previous year for the remainder of fiscal year 2000.

GENERAL AND ADMINISTRATIVE EXPENSES increased for the three months ended July 31, 1999 to $259,000 from $235,000 for the three months ended July 31, 1998 resulting in a 10% change. These expenses increased for the six-month period ended July 31, 1999 to $528,000 from $496,000 for the six-month period ended July 31, 1998, resulting in a 6% change. These increases were principally due to additional costs resulting from the Company's increase in sales.

Total general and administrative expenses for the fiscal year are expected to remain at current levels, but decrease as a percentage of sales.

MARKETING EXPENSES were $235,000 for the three months ended July 31, 1999, an increase of 9% from the three-month period ended July 31, 1998 total of $216,000. Marketing expenses were $492,000 for the six months ended July 31, 1999, an increase of 20% from the six month period ended July 31, 1998 total of $411,000. This increase reflects new marketing programs and additional sales staff.

Marketing expenses are expected to continue near this level for the remainder of the 2000 fiscal year, while decreasing significantly as a percentage of sales revenue.

LIQUIDITY AND CAPITAL RESOURCES At July 31, 1999 the company had a positive $790,000 in working capital. This was an improvement from a negative $99,000 at January 31, 1998. The current ratio (current assets to current liabilities) at period end increased to 1.9 from 1.4 at January 31, 1999. These changes were mainly due to the Company's profitability and positive cash flows.

CASH FLOW Cash flow from operations increased to positive $679,000 for the six months ended July 31, 1999 versus a positive $74,000 for the six months ended July 31, 1998. The company expects to continue to generate cash from operations, even though it may use various credit facilities to finance manufacturing improvements and for the introduction of new product lines.

YEAR 2000

Historically, certain computerized systems have used two digits rather than four digits to define the applicable year, which could result in recognizing a date using "00" as the year 1900 rather than the year 2000. This could result in major failures or miscalculations and is generally referred to as the "year 2000 issue." The company recognizes that the impact of the year 2000 issue extends beyond traditional computer hardware and software to automated plant systems and instrumentation, as well as to third parties. The year 2000 issue is being addressed within the Company by its individual departments and progress is reported periodically to management. The Company has committed resources to conduct risk assessments and to take corrective action, where required, within each of the following areas: information technology, plant systems and external parties.

Assessment audits of the information technology systems were completed in the fourth quarter of fiscal year 1999. A plan to update all systems which may be affected by the year 2000 issue, was adopted in the first quarter of fiscal year 2000. All information systems will be upgraded by the end of the third quarter of fiscal year 2000. In the plant systems area, 100 percent of the Company's systems have been audited and are not expected to be effected by the year 2000 issue. The Company has backup systems for all plant operations systems, which will allow the company to maintain a full production schedule in the unlikely case of a year 2000 failure. An assessment audit of external parties will be completed by the end of the third quarter of fiscal year 2000.

The total cost of the Company's year 2000 activities is not expected to be material to operations, liquidity or capital resources. The total estimated cost of the Company's year 2000 work should not exceed $50,000.

Failure to address a year 2000 issue could result in business disruptions that may materially affect the company's operations, liquidity or capital resources. The Company is preparing contingency plans to address year 2000 issues which may have a material effect. Typically these contingency plans address the results of single events while the scope of year 2000 issues may cause multiple events for longer periods. It is not possible for the Company to anticipate all multiples of events which may occur. The Company will plan for multiple events to the best of its ability and resources.

There is still uncertainty about the scope of the year 2000 issue. At this time, the Company cannot quantify the potential impact of these failures. The Company's year 2000 program and contingency plans are being developed to address issues within the Company's control. The program minimizes, but does not eliminate the issues of external parties.

Statements made in the management's discussion and analysis that state the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements. It is important to note that the Company's actual results could differ materially from those projected in such forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's SEC filings, including but not limited to the Company's report on forms 10-K, 10-QSB and the Company's proxy statement to shareholders. Copies of these filings may be obtained by contacting the Company or the SEC.

PART II - OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual General Meeting of Shareholders held on June 29, 1999 the following proposals were adopted by the margins indicated.

1. The selection of PricewaterhouseCoopers to continue as the auditors for Absorption Corp., was approved by the following vote: For - 14,876,938; Abstain - 146,700; Not Voted - 24,490.

2. The election of the following directors who will serve until their successors are elected and qualified, or their earlier death or resignation:

                                                               Number of Shares
                                                           ----------------------
                                                              For         Abstain
                                                           ----------     -------
                  Stephen Silbernagel                      14,766,423     281,705
                  John J. Sutherland                       14,766,623     281,505

Item 5. OTHER INFORMATION

        Directors as at July 31, 1999:

               Gordon L. Ellis
               Stephen H. Silbernagel
               John J. Sutherland, Jr.
               Douglas Ellis
               Shawn M. Dooley

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        No exhibits

        No reports on Form 8-K have been filed during the period ended July 31, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 INTERNATIONAL ABSORBENTS INC.

                                                 (Registrant)

Date: 9/7/99                                     /s/ Gordon L. Ellis
      ------                                         ---------------------------
                                                     Gordon L. Ellis
                                                     President & CEO