Form 10QSB
period 1999-10-31
INTERNATIONAL ABSORBENTS INC
filed 1999-11-17
CIK 813634

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1999

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _____________ to _____________

                         COMMISSION FILE NUMBER 0-15673


                          INTERNATIONAL ABSORBENTS INC.
             (Exact name of registrant as specified in its charter)

Province of British Columbia, Canada                        None
  (State of other jurisdiction of           (IRS Employer Identification Number)
   incorporation or organization)


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

                               Yes [x]   No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 15, 1999.

               Title of Class                              No. of Shares

         Common Shares, no par value                        19,684,552

                          INTERNATIONAL ABSORBENTS INC.
                           CONSOLIDATED BALANCE SHEETS
                           (US dollars, in thousands)

                                          OCTOBER 31, 1999    JANUARY 31, 1999
ASSETS
Current assets:
  Cash                                        $   807             $   195
  Accounts receivable                             719                 630
  Inventories                                     319                 283
  Prepaid expenses                                 71                  67
                                              ---------------------------
                                              $ 1,916             $ 1,175
  Fixed assets                                  1,220               1,020
  Other assets                                     63                  68
                                              ---------------------------
                                              $ 3,199             $ 2,263
                                              ===========================
LIABILITIES
Current liabilities:
  Accounts payable                            $   748             $   606
  Operating line of credit                         --                 223
  Due to related parties                           11                  10
                                              ---------------------------
                                              $   759             $   839
  Long-term Liabilities                            --                  --
                                              ---------------------------
                                              $   759             $   839
SHAREHOLDERS' EQUITY
  Share capital                               $ 6,595             $ 6,584
  Deficit                                      (4,155)             (5,160)
                                              ---------------------------
                                              $ 3,199             $ 2,263
                                              ===========================


                          INTERNATIONAL ABSORBENTS INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                           (US dollars, in thousands)

                                                    9 MONTHS                      3 MONTHS
                                             10/31/99       10/31/98       10/31/99       10/31/98
Sales revenues                               $  5,582       $  4,464          1,961       $  1,624
Cost of goods sold                               3126          2,829          1,108            984
                                             -----------------------------------------------------
                                                2,456          1,635            853            640
Gross margin                                       44%            37%            44%            39%
Corporate and administrative expenses:
  Marketing and sales                             696            645            205            234
  General and administrative                      777            701            249            205
                                             -----------------------------------------------------
                                                1,473          1,346            454            439

Profit before undernoted item                     983            289            399            201
Other income                                       22             11              9              2
                                             -----------------------------------------------------
Profit for the period                           1,005            300            408            203
                                             =====================================================

Deficit at beginning of period                 (5,160)        (5,679)        (4,563)        (5,582)
                                             -----------------------------------------------------
                                               (4,155)        (5,379)        (4,155)        (5,379)

Profit per common share (in dollars)             0.05           0.01           0.02          (0.00)
Weighted average number of common shares
(in thousands)                                 19,631         18,724         19,633         19,601


UNAUDITED (ALL AMOUNTS IN US DOLLARS EXCEPT WHERE OTHERWISE NOTED              2

                          INTERNATIONAL ABSORBENTS INC.
            CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
                           (US dollars, in thousands)

                                                           9 MONTHS ENDED
                                                OCTOBER 31, 1999    OCTOBER 31, 1998
Cash flows from operating activities                   899                 105
Cash flows used in investing activities                 12                   1
Cash flows used in financing activities               (299)                (88)
                                                      ------------------------
Net change in cash                                     612                  18
Cash and cash equivalents, beginning of period         195                  46
Cash and cash equivalents, end of period               807                  64
                                                      ========================


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

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada and with the instructions to form 10-Q and Rule 10 of Regulation S-X promulgated by the United States Securities and Exchange Commission. Differences with respect to accounting principles generally accepted in the United States, which are not significant, are disclosed in Note 12. Such financial statements do not include all disclosures required by generally accepted accounting principles for annual financial statement reporting purposes. However, there has been no material change in the information disclosed in the company's annual consolidated financial statements dated January 31, 1999, except as disclosed herein. Accordingly, the information contained herein should be read in conjunction with annual consolidated financial statements and related disclosures. Certain amounts have been restated to conform with the presentation for Fiscal Year 1999.

The accompanying interim consolidated statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of the interim periods presented. Results of operations for the period ended October 31, 1999 are not necessarily indicative of results expected for an entire year.

2.  OPERATING LINE OF CREDIT

The Company paid off its operating line of credit, including all accrued interest, on September 14, 1999. This was done at the end of the short-term line of credit contract period. The pay-off amount was $183,303. Cash for the balance paid off was generated internally from operations.

3.  SHARE CAPITAL

AUTHORIZED
100,000,000 common shares without par value.

COMMON SHARES ISSUED

                                                     SHARES           AMOUNT
Balance as of January 31, 1998                     16,695,938        6,332,493



UNAUDITED (ALL AMOUNTS IN US DOLLARS EXCEPT WHERE OTHERWISE NOTED              3

YEAR ENDED JANUARY 31, 1999                            SHARES         AMOUNT
    For cash
        Private Placement                              3,013,864    $   206,179
        Purchase of escrow shares                       (560,000)
        Conversion of debentures                         451,250         45,125
                                                     --------------------------
        Issued during the year                         2,905,114        251,304
        Share issue and registrations expenses                --            (47)
                                                     --------------------------
        Balance as of January 31, 1999                19,601,052    $ 6,583,750
                                                     ==========================
PERIOD ENDED OCTOBER 31, 1999
    For cash
        Conversion of options                             62,000         12,400
                                                     --------------------------
        Issued during the period                          62,000         12,400
        Shares issued and registration expenses               --            (47)
                                                     --------------------------
        Balance as of October 31, 1999                19,663,052    $ 6,596,103
                                                     ==========================


Share transactions (excluding exercise of options and warrants) during the period ending October 31, 1999 and the year ending January 31, 1999

Pursuant to Regulation D, subscription agreements entered into in March of 1998, 3,013,864 common shares were issued through an employee stock purchase at a price of $0.085 per share for total proceeds of $256,179. As part of the subscription agreement, share purchasers were issued 1,506,930 warrants with an exercise price of $0.25. No finder's fees were payable in respect of this subscription.

STOCK OPTIONS

                                                  NUMBER OF
                                                  UNDERLYING        EXERCISE
                                                    SHARES           PRICES
Stock options outstanding, January 31, 1998        1,196,500     $0.50 to C$3.90
                                                  ------------------------------
    Granted                                          703,336          $0.20
    Surrendered or expired                          (472,000)    $0.20 to $1.69
                                                  ------------------------------
Stock options outstanding, January 31, 1999        1,427,836     $0.20 to $0.91
    Granted                                           40,000          $0.34
    Exercised                                        (62,000)         $0.20
    Surrendered or expired                           (32,336)    $0.20 to $0.91
                                                  ------------------------------
Stock options outstanding, October 31, 1999        1,373,500     $0.20 to $0.34
                                                  ==============================


Stock options outstanding at January 31, 1999 are due to expire from December 21, 1999 to October 1, 2002. Pursuant to the vesting terms of the option agreements, stock options to purchase 1,333,500 common shares were eligible for exercise at October 31, 1999 (at January 31, 1999 - 1,177,086). Through a proxy vote of common shareholders at the Annual General Meeting, 1,146,500 stock options were repriced to $0.20 per share in August of 1998.

WARRANTS

                                              NUMBER OF
                                              UNDERLYING            EXERCISE
                                                SHARES               PRICES
Warrants outstanding, January 31, 1998         1,380,000         $0.50 to $1.75
                                              ---------------------------------
    Issued                                     1,966,930         $0.10 to $0.25
    Surrendered or expired                      (800,000)        $0.50 to $1.25
                                              ---------------------------------
Warrants outstanding, January 31, 1999         2,546,930         $0.10 to $1.75
    Surrendered or expired                       (90,000)        $0.75 to $1.50
                                              ---------------------------------
Warrants outstanding, October 31, 1999         2,456,930         $0.10 to $1.75
                                              =================================


Warrants outstanding at October 31, 1999 are due to expire from December 21, 1999 to December 7, 2001.


UNAUDITED (ALL AMOUNTS IN US DOLLARS EXCEPT WHERE OTHERWISE NOTED              4

MANAGEMENT'S DISCUSSION & ANALYSIS

OUTLOOK

International Absorbents, Inc. is currently experiencing record revenue and sales quarters. Because of the resulting improvement in our financial position, we are now positioned for rapid growth in many areas. All of the product lines which can bring us growth, are based on proven technology and a sound, established distribution network. We are using this proven technology to take superior products into the fastest growing sectors of billion-dollar markets. The fact that International Absorbents now has a no-debt balance sheet means that we have a solid foundation to support future growth.

Currently, we are anticipating an increase in annual revenues. The majority of the revenue growth will occur in the Animal Care division, due to growth in existing product lines, increased distribution and the addition of new product lines. For the first time in several quarters, expansion can be seen in the Industrial division, driven by increased international sales.

SALES REVENUES for the three months ended October 31, 1999 net of allowances and discounts, were $1,961,000, an increase of 21% over the three months ended October 31, 1998 total of $1,624,000. Sales revenues for the nine months ended October 31, 1999, net of allowances and discounts, were $5,582,000, an increase of 25% over the nine months ended October 31, 1998 total of $4,464,000.

This increase in sales revenues was mainly due to an increase in animal care products sales including regularly scheduled promotional activity with major retailers and fall open house promotions with pet distributors.

For the balance of fiscal year 2000, sales revenue growth is expected to continue at historical rates. Additionally, our new cat litter and our small animal bedding for the mass merchandiser channel should begin to contribute to revenue growth. Our industrial division sales should contribute to our sales revenue increase because of strong international sales.

GROSS PROFIT on net sales revenues for the three months ended October 31, 1999 were $853,000 (or 44%) versus $640,000 (or 39%) for the three months ended October 31, 1998. Gross profits on total sales for the nine months ended October 31, 1999 were $2,456,000 (or 44%) versus $1,635,000 (or 37%) for the nine months ended October 31, 1998.

These increases were primarily due to improvements in our manufacturing efficiencies.

For the balance of fiscal year 2000, gross profits will remain at current levels because of the production efficiencies, which have already been achieved.

NET PROFIT improved for the three month period ended October 31, 1999, to $408,000 versus $203,000 for the three month period ended October 31, 1998. Our net profit improved for the nine month period ended October 31, 1999 to $1,005,000 versus $300,000 in the nine month period ended October 31, 1998.

These increases are due to an increase in sales, an improvement in the gross margin and tight controls on general and administrative costs.

Profits are expected to continue to remain at levels above the previous year for the remainder of fiscal year 2000. Because most production efficiencies have already been achieved, future growth will result primarily from increased sales.

GENERAL AND ADMINISTRATIVE EXPENSES increased for the three months ended October 31, 1999 to $249,000 from $205,000 for the three months ended October 31, 1998, resulting in a 21% change. These expenses increased for the nine month period ended October 31, 1999 to $777,000 from $701,000 for the nine month period ended October 31, 1998, resulting in a 11% change. These increases were principally due to additional operating costs resulting from the Company's increase in sales.


UNAUDITED (ALL AMOUNTS IN US DOLLARS EXCEPT WHERE OTHERWISE NOTED              5

Total general and administrative expenses for the fiscal year are expected to remain at current levels, but decrease as a percentage of sales.

MARKETING EXPENSES were $205,000 for the three months ended October 31, 1999 a decrease of 12% from the three month period ended October 31, 1998 total of $234,000. Marketing expenses were $696,000 for the nine months ended October 31, 1999 an increase of 8% from the nine month period ended October 31, 1998 total of $645,000. This increase reflects new marketing programs and additional sales staff.

Marketing expenses are expected to continue near this level for the remainder of the 1999 fiscal year, while decreasing significantly as a percentage of sales revenue.

LIQUIDITY AND CAPITAL RESOURCES At October 31, 1999 International Absorbents, Inc. has $1,157,000 in working capital. This is an improvement from $336,000 at January 31, 1999. The current ratio (current assets to current liabilities) at period end increased to 2.52 from 1.40 at January 31, 1999. These changes are mainly due to the company's profitability and positive cash flows.

CASH FLOW from operations increased to $899,000 for the nine months ended October 31, 1999 versus $105,000 for the nine months ended October 31, 1998. We expect to continue to generate cash from operations sufficient to meet operational and growth needs; however, we may use various credit facilities to finance manufacturing improvements and for the introduction of new product lines if the need arises.

YEAR 2000

Historically, certain computerized systems have used two digits rather than four digits to define the applicable year, which could result in recognizing a date using "00" as the year 1900 rather than the year 2000. This could result in major failures or miscalculations and is generally referred to as the "year 2000 issue." International Absorbents, Inc. recognizes that the impact of the year 2000 issue extends beyond traditional computer hardware and software to automated plant systems and instrumentation, as well as to third parties. The year 2000 issue is being addressed within the company by its individual departments and progress is reported periodically to management. We have committed resources to conduct risk assessments and to take corrective action, where required, within each of the following areas: information technology, plant systems and external parties.

Assessment audits of the information technology systems were completed in the fourth quarter of fiscal year 1999. A plan to update all systems, which may be effected by the year 2000 issue, was adopted in the first quarter of fiscal year 2000. The plan was completed and the information systems were upgraded during the third quarter of fiscal year 2000. The company has backup systems in place in the unlikely event that the new information systems are effected by the year 2000 issue. In the plant systems area, 100 percent of the company's systems have been audited and are not expected to be effected by the year 2000 issue. The company has backup systems for all plant operations systems, which will allow the company to maintain a full production schedule in the unlikely case of a year 2000 failure. An assessment audit of external parties was completed in the third quarter of fiscal year 2000. Not all companies have demonstrated a willingness to respond to year 2000 readiness questions, even with the new legislation on the issue. A significant number of our suppliers have responded in the affirmative that they are prepared. No third parties have responded in the negative. A large number have not responded at all mainly due to legal concerns about liability. To remediate the unlikely event that some of our vendors are unable to supply materials, we will increase inventories to maintain full production over the short term. In the case of utilities, communications and transportation, the company's level of risk is the same as that of the general population and industry.

The total cost of our year 2000 activities was not material to operations, liquidity or capital resources. International Absorbents, Inc.'s cost for year 2000 work did not exceed $40,000.

Failure to address a year 2000 issue could result in business disruptions that may materially affect our operations, liquidity or capital resources. We have prepared contingency plans to address year 2000 issues which may have a material effect. Typically these contingency plans address the results of single events while the scope of year 2000 issues may cause multiple events for longer durations. It is not possible for us


UNAUDITED (ALL AMOUNTS IN US DOLLARS EXCEPT WHERE OTHERWISE NOTED              6
to anticipate all multiples of events that may occur. We will plan for multiple events to the best of its ability and resources.

There is still uncertainty about the scope of the year 2000 issue. At this time we cannot quantify the potential impact of these failures. Our year 2000 program and contingency plans have been developed to address issues within our control. The program minimizes, but does not eliminate the issues of external parties.

Statements made in this document referring to the Company's outlook, expected sales revenues, gross profits, net profits, future expense levels, the Company's liquidity, and cash flows are forward looking statements. Also, statements about the Company's future financial position are forward looking statements. It is important to note that the Company's actual results could differ materially from those projected, due to various risk factors. Those risks include, but are not limited to, the Company's ability to service and penetrate new markets, changes in market conditions, increased labor costs due to labor shortages, unexpected changes in cost or availability of utilities and materials and exceptional marketing or administrative costs needed to maintain current business levels. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's SEC filings, including but not limited to, forms 10-KSB, 10-QSB and the proxy statement to shareholders. Copies of these filings may be obtained by contacting the company or the SEC.

PART II - OTHER INFORMATION

5.  OTHER INFORMATION

    Directors as at October 31, 1999:

         Gordon L. Ellis

         Stephen H. Silbernagel

         John J. Sutherland, Jr.

         Douglas E. Ellis

         Shawn M. Dooley

6.  EXHIBITS AND REPORTS ON FORM 8-K

         No exhibits

         No reports on Form 8-K have been filed during the period ended October 31, 1999.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        INTERNATIONAL ABSORBENTS INC.

                                        (Registrant)



Date:  11/16/99                         /s/ Gordon L.  Ellis
      ------------------                -------------------------------------
                                        Gordon L. Ellis
                                        President & CEO


UNAUDITED (ALL AMOUNTS IN US DOLLARS EXCEPT WHERE OTHERWISE NOTED              7