Form 10KSB
period 2000-01-31
INTERNATIONAL ABSORBENTS INC
filed 2000-04-14
CIK 813634

                                      2000

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934.
                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2000

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934. For the transition period from January 31, 1999 to January
    31, 2000.

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

Securities registered under to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

       Title of each class:             Name of exchange on which registered
       --------------------             ------------------------------------
Common Shares, without par value           Over the Counter Bulletin Board

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                  Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State the issuer's revenues: Sales of $7,761,000 were for the fiscal year ended January 31, 2000.

The aggregate market value of the voting stock (Common Shares) held by non-affiliates of the Registrant was $19,390,112 on April 3, 2000 computed by reference to the closing sale price of the Common Shares on the OTC Bulletin Board on such date. The aggregate number of Common Shares outstanding on April 3, 2000 was 22,287,485.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement prepared for the Company's Annual General Meeting of Shareholders to be held June 12, 2000 are incorporated by reference in Part III. The Exhibit Index is located on page 35.

Transitional Small Business Disclosure Format (check one):      Yes [ ]  No [X]

                          INTERNATIONAL ABSORBENTS INC.
                          Annual Report on Form 10-KSB
                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2000

                                TABLE OF CONTENTS

ITEM                                                                                                          PAGE
NUMBER                                                                                                       NUMBER
                                     PART I

1.       Business................................................................................................3

2.       Properties.............................................................................................11

3.       Legal Proceedings......................................................................................11

4.       Submission of Matters to a Vote of Security Holders....................................................11

                                     PART II

5.       Market for Registrant's Common Equity and Related Stockholder Matters..................................11

6.       Management's Discussion and Analysis of Financial Condition and
         Results of Operation...................................................................................13

7.       Financial Statements...................................................................................17

8.       Changes In and Disagreements With Accountants on Accounting and
         Financial Disclosure...................................................................................32

                                    PART III

9.       Directors and Executive Officers of the Registrant.....................................................32

10.      Executive Compensation.................................................................................32

11.      Security Ownership of Certain Beneficial Owners and Management.........................................32

12.      Certain Relationships and Related Transactions.........................................................32

                                     PART IV

13.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................................33


SIGNATURES......................................................................................................34

EXHIBIT INDEX...................................................................................................35





Unless otherwise indicated, all dollar amounts in this report are U.S. dollars.

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL

International Absorbents, Inc., primarily through a wholly-owned U.S. subsidiary, Absorption Corp ("Absorption"), is engaged in the development, manufacturing, and marketing of reclaimed industrial waste cellulose sorbent products for the animal bedding, pet litter markets and general industrial or maintenance repair operating ("MRO"), marine spill clean-up markets. The Company was incorporated on May 13, 1983 under the laws of British Columbia, Canada.

Absorption was incorporated in the State of Nevada, and is licensed to do business in the State of Washington and is the Company's core operating subsidiary. It leases two properties from the Port of Bellingham, Washington: a manufacturing site on which it has built and owns a 13,000 square foot manufacturing plant and administration facility, and a 12,000 square foot leased building which houses inventory and Absorption's cellulose pad and roll manufacturing equipment. It also leases a 4,000 square foot structure from a private company in Lynden, Washington in which it manufactures animal litter products.

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

DEVELOPMENTS DURING FISCAL 2000

During the year, ended January 31, 2000, a number of events and factors affected the Company's financial resources and operating results as follows:

SALES REVENUES for fiscal 2000 were $7,761,000, an increase of 30% over the fiscal 1999 total of $5,969,000, as greater product sales volume was achieved for the Company's Animal Care product lines. The Company earned a PROFIT during fiscal 2000 of $1,334,000 or $0.07 per common share as compared to a profit for fiscal 1999 of $519,000 or $0.03 per common share.

Towards achieving continued future profitability and revenue growth, the Company completed the following during fiscal 2000:

a) The Animal Care sales efforts focused on increasing shelf space with existing pet retailers, increased promotional activity with key retailers, and filling in distribution voids in geographical markets not adequately serviced.

b) International sales by the Industrial Division have continued to expand.

c) Gross margins continued to improve as more efficiencies were achieved in the production process. These improvements were a result of increased production rates, new equipment, and improved methods.

d) Last year's restructuring of management and continued focus on general and administrative expenses has contributed to our increasing profits. This, along with the already discussed improvements in gross margin, has enhanced our profitability.

GROSS PROFIT on total sales for fiscal 2000 were $3,412,000 (or 44%) versus $2,263,000 (or 38%) for the prior fiscal year. This increase was primarily due to continued improvements in manufacturing processes and value related efficiencies, as well as higher sales revenues.


Total CORPORATE AND ADMINISTRATIVE EXPENSES for fiscal 2000 increased to $2,075,000 from $1,756,000 for fiscal year 1999, principally due to increases in costs related to the company's growth.

PRODUCTS MANUFACTURED BY THE COMPANY

During fiscal 2000, the following cellulose-based animal care and industrial absorbent products were manufactured.


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

AGRAFRESH(R)

AGRAFRESH(R) is bedding for cattle and other selected farm animals. This new product was introduced to dairy farmers in Washington State during 1996 and has been accepted with great enthusiasm.

CATWORKS(R)

In February 1994, the CATWORKS(R) cat litter business was acquired from Pet Products Plus, Inc., an eastern U.S.-based pet food company. It is a pelletized cat litter made from grain by-products under a contract with Purina Mills in the Eastern United States.

ECOFRESH(TM)

In March 1994, the ECOFRESH(TM) cat litter business was acquired from a small company in southern Ontario, Canada. This low cost cellulose-based product which is designed to compete more on price than performance (in comparison to the CAREFRESH(R) products) is sold as ECOFRESH(TM) in limited U.S. markets. The product is now produced in our own facility and sold in the pet specialty and grocery distribution channels.

HEALTHYPET(TM)

HEALTHYPET(TM) is a cellulose, small animal bedding using the same proven technology as our CAREFRESH(TM) pet bedding. HEALTHYPET(TM) is sold in mass merchandiser channels in the eastern U.S.


                               INDUSTRIAL PRODUCTS

ABSORBENT W(TM)

ABSORBENT W(TM) is specially processed to fully absorb and retain hydrocarbons while simultaneously repelling water. It is manufactured and sold in loose particulate form, booms, and pillows. Standard or custom spill kits are also available. ABSORBENT W(TM) 's effectiveness is particularly distinguished by its ability to remove all visible hydrocarbon sheen from water surfaces. Applications range from control of fuel and lubricant spills on land in the presence of water, to "water-polishing", to oil/water filtration, and marine oil spill cleanup and control.

ABSORBENT GENERAL PURPOSE(TM) ("GP"), SPILLSORB(TM), AND SPILL-DRI(TM)

ABSORBENT GP(TM) is designed specifically to be universal in application in absorbing all types of liquids (including oil, water, and chemical based fluids), and it can be applied in virtually all situations where unwanted liquids occur. It is manufactured and sold in loose particulate form, socks and pillows. Standard or custom spill kits are also available. Its lightweight, dust-free content makes it easier to handle and, like ABSORBENT W(TM) and GP(TM), has greater absorbency and retention capacities than competitive products. However, ABSORBENT GP(TM) is more susceptible to "blowing" in windy conditions than the heavier silica based (clay) sorbents and may be less effective in completely cleaning up the sheen left by hydrocarbon-based liquids on hard (e.g., concrete) surfaces. Additionally, ABSORBENT GP(TM)'s light weight, absorbency, and retention attributes also make it an excellent packaging material.

SPILL-DRI(TM) is developed to compete directly against traditional clay-type industrial sweep products. A higher density product than GP(TM), SPILL-DRI(TM) is less susceptible to "blowing" and utilizes a special organic "sheen removal" additive.

SPILLSORB(TM) is a floor sweep product, less expensive than SPILL-DRI(TM) and made from a different type of waste wood pulp. It, too, is less susceptible to blowing. It is designed to be a silica-free replacement for, and an improvement upon, competitive sweep products.

RAW MATERIALS

Absorption Corp's products are from raw materials that are readily available from a number of suppliers. The main component for its Bellingham, Washington manufactured products is a cellulose fiber by-product. The pulp and paper mills that are the source of this raw material include Georgia-Pacific West, Inc., Weyerhauser, and Scott Paper. Production rates can be fully supported by combinations of fiber from these and other pulp and paper mills in the Northwest. This diversification of raw material sources improved our ability to fulfill our fiber needs, and it improves the quality of our product.

Other raw materials used in the production of our products include chemical binders and other waste fiber, all of which are readily available from several suppliers. We believe that the loss of one or more of its suppliers would not have a material effect on its operations. The loss of any supplier may cause an increase in incoming freight costs, the amount of which would depend on the distance to the alternative source and which source is utilized. Our operations could be adversely affected if a general shortage of raw material was to occur and persist, but the likelihood of this happening is believed to be remote. We have not experienced any serious production delay because of failures of our suppliers to provide raw materials.

RESEARCH AND DEVELOPMENT

Current research and development activities include refining existing, as well as developing new, sorbent products and related manufacturing processes for both the animal care industry and the industrial industry. Analyzing and testing competitive products, and determining new applications for our existing products, are also functions of our research and development department.

The Company and its subsidiaries expense general research. Development costs are expensed, unless certain criteria are met, in which case they are capitalized. All expenditures incurred for the acquisition of license rights, patents and trademarks, development of sorbent processes and products, and pre-production costs are capitalized. When technology is no longer in use, related unamortized costs are written off.

During the year ended January 31, 2000, we incurred research and development costs of $45,000 primarily to analyze competitive products and develop new product applications, as compared to $14,000 in fiscal 1999 and $55,000 in fiscal 1998.

MARKETS AND COMPETITION

The prime target markets for the Company's products are the general industrial or maintenance/repair/operation (MRO), marine spill cleanup, and animal bedding/pet litter markets. The following is an overview of each market area.

         GENERAL INDUSTRIAL/MRO SORBENT MARKET.

Our general/industrial sorbent products are currently marketed under the ABSORBENT GP(TM), ABSORBENT W(TM), SPILLSORB(TM), and SPILL-DRI(TM) trade names in Canada, the United States, Europe, and the Pacific Rim. A number of clients have converted to our general purpose absorbents because their previous clean-up products (clay in many cases) are being
                                                                               5
discarded or replaced, because of the relative weight, performance, or health problems they pose (See "Marketing and Distribution, Industrial Products," below).

We are not aware of any accurate independent estimates of the North American market for general industrial clean-up (or "sweep") products. Major product users are those engaged in virtually any type of MRO activities, ranging from garages to large scale machine/assembly plants, and commercial janitorial services. The primary competition in this marketplace is mineral-based products composed of clay or diatomaceous earth (a clay-like mineral having less dust and similar weight of clay). Based on our own investigation of competitors, there are three clay-like product manufacturers that market nationally in Canada and the U.S. Of these, one company (Oil-Dri Corporation) is believed to be dominant. Corncobs and other organic products also compete in this marketplace.

Because clay products are very cheap, they continue to hold a very large share of the price-sensitive MRO marketplace. The Company's general industrial ABSORBENT products have not captured a significant market share.

         MARINE SPILL CLEAN-UP MARKET

The Company's marine spill clean-up products are currently marketed under the ABSORBENT W(TM) name in Canada, thE United States, the Pacific Rim, South America, Europe and Africa.

The Company believes that catastrophic events such as the Exxon Valdez disaster in Alaska has caused regulatory agencies of the U.S. and Canadian to reevaluate the effectiveness of traditional marine spill cleanup products and to recognize that alternative marine oil spill cleanup products are needed. This underscores our assessment that alternative products are needed and, more importantly, that these products should be friendly to the environment should the products be "lost" during the cleanup process.

The Company is not aware of any accurate estimates of the North American market for marine spill clean-up products. Based on our own research of competitors, there are believed to be five manufacturers of such products that market nationally in Canada and the U.S. The currently predominant marine spill clean-up products are polypropylene or derivatives of polypropylene. Organic marine spill clean-up products include cellulose-based products such as Absorption's, and products made of peat moss, wool, and cotton. We have identified two other manufacturers of cellulose-based marine spill sorbent products, both of which appear to have limited regional distribution in the U.S, at this time.

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


         ANIMAL CARE MARKET

Our animal care products consist of CAREFRESH(R) pet bedding, CAREFRESH(R) laboratory bedding, CATWORKS(R) cat litTER, ECOFRESH(TM) cat litter, AGRAFRESH(R) livestock bedding, and HEALTHYPET(TM) pet bedding. The two CAREFRESH(R) products contribute most of the revenue and profits of the animal care market.

CAREFRESH(R) pet bedding is sold throughout North America in the pet specialty channel. This includes independent pet stores serviced by wholesale pet distributors and direct buying multi-unit pet retailers. The primary market is pet owners with rodents, rabbits, reptiles, and bird breeders who hand feed baby birds. Because CAREFRESH(R) controls ammonia odors better and is safer for pets, it is superior to pine shavings, cedar shavings, and corncobs with which it competes.

Industry figures are difficult to come by in the pet specialty channel, but estimates put the pet bedding market at $60 million. CAREFRESH(R) is currently available in 48 of the top 50 retail consumer markets. It is sold through 27 of the top 31 multi-unit pet retailers in the country. Fifty percent of the pet bedding sold in the US is sold through mass merchandisers. We introduced HEALTHYPET(TM) bedding during the fourth quarter of the current fiscal year to enter the mass merchandiser distribution channels. Significant revenue contribution is not expected for several quarters.

CAREFRESH(R) laboratory animal bedding is used by major universities, biotechnology firms, and federal agencies. It is used primarily as a contact bedding for rodents, and as a non-contact bedding for rabbits and other species. A significant portion of our laboratory animal sales come from a private label agreement to package our laboratory bedding for Harlan Teklad. Harlan Teklad is the second largest laboratory diet manufacturer in the U.S., as well as the second largest laboratory small rodent breeder in the world.

CATWORKS(R) maintained existing sales levels. Consolidation of pet distributors and retail chains caused downward pressure on CATWORKS(R) sales. The Company offset these losses by trade promotions, consumer advertising and emphasizing sales to direct buying retail chains. ECOFRESH(TM) cat litter sales increased dramatically during the fourth quarter with the opening of our production facility. ECOFRESH(TM) is our first entry into the grocery saleS channel. There is a large market potential, but there is also a high cost of entry. Store response time by retailers will slow revenue expectations during the early quarters of our next fiscal year.

AGRAFRESH(R) dairy bedding sold well in the Northwest Washington dairy market through the first half of the year. During the last half of the year, low priced sawdust competition and low national milk prices pushed down sales volumes and margins. Renewed marketing efforts and lower margins are being used to regain lost market share.


BUSINESS SEGMENTS

The Company defines its business segments based upon the market in which its customers sell products. The Company operates principally in two business segments, the animal care industry and the industrial cleanup industry.

The Company management team evaluates segments based upon operating income before depreciation and amortization generated by each segment. Depreciation and amortization are managed on a consolidated basis and as such are not allocated to individual segments. There are no intersegment transactions or significant differences between segment accounting and corporate accounting basis.

JANUARY 31, 2000 BUSINESS SEGMENT DATA
(in $1,000)

                                        ANIMAL CARE  INDUSTRIAL  CONSOLIDATED
                                        -----------  ----------  ------------
Revenues                                    $ 6,472     $ 1,289      $ 7,761
Operating costs and expenses                  4,955       1,290        6,245
                                            -------     -------      -------
Operating income/(loss) before
             Depreciation & amortization      1,517          (1)       1,516
Depreciation and amortization                                          (144)
                                                                     -------
Net income/(loss) before taxes                                       $ 1,372
                                                                     =======

Assets                                      $ 3,155     $   525      $ 3,680

Capital Expenditures                        $   284     $    10      $   294

JANUARY 31, 1999 BUSINESS SEGMENT DATA
(in $1,000)
                                        ANIMAL CARE  INDUSTRIAL  CONSOLIDATED
                                        -----------  ----------  ------------

Revenues                                   $ 4,733     $ 1,236      $ 5,969
Operating costs and expenses                 4,043       1,289        5,332
                                           -------     -------      -------
Operating income/(loss) before
             Depreciation & amortization       690         (53)         637
Depreciation & amortization                                            (118)
                                                                    -------
Net income/(loss) before taxes                                      $   519
                                                                    =======

Assets                                     $ 1,788     $   475      $ 2,263

Capital Expenditures                       $    84     $    22      $   106

JANUARY 31, 1998 BUSINESS SEGMENT DATA
(in $1,000's)
                                        ANIMAL CARE  INDUSTRIAL  CONSOLIDATED
                                        -----------  ----------  ------------

Revenues                                   $ 3,593      $ 1,577      $ 5,170
Operating costs and expenses                 3,826        1,809        5,635
                                           -------      -------      -------
Operating income/(loss) before
             Depreciation & amortization      (233)        (232)        (465)
Depreciation & amortization                                             (127)
                                                                     -------
Net income/(loss) before taxes                                       $  (592)
                                                                     =======

Assets                                     $ 1,512      $   679      $ 2,191

Capital Expenditures                       $    15      $     7      $    22

MARKETING AND DISTRIBUTION

The Company's primary function is that of a financing and management entity and does not intend to be directly engaged in the marketing of its products. All marketing and distribution is carried out by its subsidiaries or, in turn, their manufacturer's representatives and their distributors. As of March 2000, the subsidiary presently has a total of seven in-house and three field marketing and sales personnel. The subsidiary plans to expand the number of sales personnel in the future as sales volumes increase.

The Company is working diligently to expand its North American and international distributor network with high caliber organizations for all of its product lines. Presently international distribution is in place in Australia, New Zealand,

Malaysia, Indonesia, Singapore, India, Japan, Taiwan, South Korea, Denmark, Germany, United Kingdom, Israel, Nigeria, Mexico, Trinidad, Brazil, and Argentina.

The Company's sales strategy is to utilize distribution services where they exist and to sell directly where they do not. This drives all the elements of our sales and marketing activities. In general, we have two types of distributors: those that cover a specific geographic area, and those that focus on specific (usually national) market segments or channels. In either case, the Company's commitment is to provide distributors with effective and efficient support in such areas as:


         - Lead generation and referral
         - Technical and product information
         - Product development input and feedback
         - Literature, samples, and sales support tools
         - Training and education
         - Pull-through sales
         - Efficient freight options

While distributorships are generally not granted exclusive territories, we try to minimize distributor overlap within geographic area and industry segment so long as market share and sales volume are achieved and maintained. Recognizing the financial effort and emotional commitment required to successfully distribute an innovative product, we believe we are contributing everything commercially possible to facilitate our distributors' success.


INDUSTRIAL PRODUCTS

The competition in the industrial marketplace is primarily clay and polypropylene. Both are manufactured from non-renewable resources and generate unwanted waste streams during manufacture and after use. ABSORBENT products are derived from renewable resources and utilize waste pulp that would otherwise create a disposal problem. We believe that this environmental understanding coupled with our ABSORBENT products' better performance, will take on more importance as the environmental movement accelerates.

Additionally, workplace health issues have been raised about the use of sorbents containing airborne silica. Health and environmental agencies in both Canada and the U.S. have investigated the potential effects on health when using various sorbents. Clay-based sorbent products contain silica which health agencies have determined can create health hazards which could result in cancer, lung disease, and silicosis.

The U.S. Workplace Act, S.B.C. 1985, C. 34, B.C. Regulation 258/88, and the U.S. Worker's Compensation Act, R.S.B.C., 19079, C. 437 (Workplace Hazardous Materials Information System Regulation), specify that graphic warning labels are to be placed on certain dangerous products such as clay-based absorbents. As our products are not hazardous and do not need to be labeled with such warnings, the Company believes that it has a competitive advantage.

The State of California has enacted regulations (Title 22 of the California Code of Regulations) that require specific warnings on products that are potential health hazards. Bags of clay-based absorbents are required to be labeled, stating that the contents could be a health hazard. We believe that there are many situations where this requirement will render clay-based products unusable, because organizations are not likely to accept the responsibility of using a material that is potentially hazardous to an employee's health. Similarly, some employee groups, particularly those in unionized workplaces, may not allow the use of such material. We believe that millions of tons of clay-based absorbents are used annually. The Company's products are cellulose fiber-based, biodegradable, non-toxic, user friendly, and a natural substitute for clay products. SpillSorb has been developed specifically for the purpose of competing in this marketplace.

Beyond product sales, a significant potential exists to use our patented technology in businesses such as oil/water filtration, cogeneration/fuel blending, waste stewardship, and bioremediation. Each of these is presently under review for strategic and economic viability.

In the marketing of ABSORBENT W(TM), our sales efforts have been directed toward those entities directly responsible for the purchase of marine spill clean-up products and oil/water filtration media. Lobbying efforts with local, state, provincial, and federal government officials will also be aggressively maintained using company representatives, outside consultants, or our representatives in the Coalition of Organic Absorbent Producers. Our industrial sales representatives have primary responsibility for selling and servicing users and resellers of sorbents.

We will continue to maintain our distribution center at our Bellingham, Washington plant. When a sale of ABSORBENT products is made, the order is shipped directly from product inventories located at our Bellingham facility (FOB Bellingham). We strive to maintain a 30 day supply of Industrial products and seven day supply of Animal Care products in our inventory.

In the future our focus will be on products which bring a reasonable profit whether they are sold through the Animal Care sales division or the Industrial sales division.

ANIMAL CARE PRODUCTS

The Company will continue to market the CAREFRESH(R), CATWORKS(R), and ECOFRESH(TM) products through various channels of distribution in Canada and the United States, concentrating primarily on small animal bedding.

We have entered the grocery distribution channel with our ECOFRESH(TM) cat litter. Our HEALTHYPET(TM) pet bedding brand is a mass merchandiser brand for small pets known as pocket pets. These new distribution channels offer large potential markets, but will require a financial investment and a different sales approach from our traditional distribution channels. Steady sales growth is expected.

To enhance our cat litter line beyond CATWORKS(R) and ECOFRESH(TM), and to better leverage our animal care distribution base, we are exploring co-packaging and joint venture opportunities with other non-clay cat litter manufacturers.

We will continue to explore synergistic product lines so that we will be in a position to be more of a strategic partner to retailers and distributors.

GOVERNMENT REGULATIONS

The Company's manufacturing operations in Bellingham, Washington are required to comply with air emission standards enforced by the Northwest Air Pollution Authority. We believe we are currently in compliance with those standards. Non-compliance with such standards could result in the closure of the Company's particulate manufacturing operations, expenditures for necessary corrective actions, or the possible imposition of fines.

PRODUCT PROTECTION

Absorption holds three United States patents (and corresponding Canadian patents and patent applications) on various degradable particulate absorbent materials and its manufacturing process. These patents expire fifteen years from their respective grant dates (June 1990, February 1992, and October 1994).

NUMBER OF EMPLOYEES

As of March 2000, International Absorbents, Inc. (including its subsidiaries) has 39 full-time and 1 part-time employee, none of which are represented by labor unions. In addition, we employed a small number of temporary employees and contractors to provide management, administration, and marketing services.

FINANCIAL INFORMATION RELATING TO GEOGRAPHIC/INDUSTRY SEGMENTS

We are involved primarily in the development, manufacture, distribution, and sales of absorbent products. Our assets are located, and our operations are primarily conducted in the United States.

MAJOR CUSTOMERS

The Company has one customer who accounts for more than 10% of its sales as a whole but is not dependent upon any other customer or few customers.

ITEM 2.   PROPERTIES

PLANT, SALES/ADMINISTRATION FACILITIES AND WAREHOUSE, BELLINGHAM, WA

Absorption leases approximately 0.7 acres of land from the Port of Bellingham in Washington State, where its absorbent manufacturing facility is situated. This facility also houses sales and administration offices. The lease agreement requires a current monthly rental payment of $1,336 until the agreement's expiration on August 31, 2000. Under the lease, Absorption must maintain a performance bond and pay for all maintenance, taxes, and insurance on the property. Absorption has an option, which it intends to exercise, to extend the lease for an additional five year period at rates to be negotiated.

The Company constructed the manufacturing facility in 1987 for approximately $1.3 million. The building is approximately 13,000 square feet. The site is serviced by rail, is within fifty meters of ocean frontage, and has easy access to interstate freeways. The facility can currently produce 10,000 tons of ABSORBENT particulate each year. The Company believes this facility will be adequate for its manufacturing needs for the immediate future.

On June 10, 1997, the Company entered into an 18-month term sub-lease, renewable annually, covering 12,000 square feet of warehouse space. The lease requires monthly payments of $3,480 and has been renewed for an additional one-year term, with an option for a third year. The company has exercised its option for the third year. The warehouse is located within three miles of the Bellingham plant and will be adequate to store raw materials and finished goods at expected volumes for the next year. If the company chooses not to continue leasing this warehouse, there are several nearby facilities that could be used for approximately the same cost.

COMPANY HEAD OFFICE, VANCOUVER, BC

International Absorbents, Inc. and its subsidiaries share 1,640 square feet of office space with related companies at 1569 Dempsey Road, North Vancouver, British Columbia, V7K 1S8, Canada. The terms of a rental agreement call for monthly payments of Cdn $5,000 towards the office space and include the use of office furniture and equipment (see Part III, Item 12 "Certain Relationships and Related Transactions").

ITEM 3.   LEGAL PROCEEDINGS

Except for ordinary routine litigation incidental to its business, there are no material legal proceedings pending to which the Company or any of its subsidiaries is a party, or of which any of their properties is the subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 31, 2000.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Common Shares of the Company are listed on OTC Bulletin Board under the trading symbol IABS. This is the principal trading market. Shown below are the high and low sale prices for the Common Shares for each of the fiscal years ending January 31, 2000 and 1999.

                          2000            1999
                      HIGH    LOW     HIGH    LOW

First quarter        $0.55  $0.22    $0.29  $0.11
Second quarter       $0.43  $0.26    $0.19  $0.10
Third quarter        $0.41  $0.26    $ .25  $0.08
Fourth quarter       $0.65  $0.34    $0.33  $0.18

SHAREHOLDERS

The Company had 560 shareholders of record at January 31, 2000. The articles of the Company do not contain any restrictions on the right to hold or vote the Company's Common Shares.

DIVIDENDS

The Company has not paid any dividends to its common shareholders since inception. The decision to pay dividends and the amount thereof is at the discretion of the Board of Directors of the Company and will be governed by such factors as earnings, capital requirements, and the operating and financial condition of the Company. Upon achieving profitability, the Company intends to retain its earnings to finance the growth of its business and, thus, does not intend to pay dividends in the foreseeable future.

EXCHANGE CONTROLS AND OTHER LIMITATIONS AFFECTING SECURITY HOLDERS

Canada has no system of exchange controls. There are no restrictions on the remittance of dividends, interest or other similar payments to nonresident holders of the registrant's securities.

There are generally no restrictions on the right of nonresidents of Canada to hold or vote securities in a Canadian company. However, the Investment Canada Act (the "Investment Act") requires prior notification to the Government of Canada on the acquisition of control of Canadian businesses by non-Canadians. The term "acquisition of control" is defined as any one or more non-Canadian persons acquiring all or substantially all of the assets used in the Canadian business or the acquisition of the voting shares of a Canadian corporation carrying on the Canadian business or the acquisition of an entity controlling or carrying on the Canadian business. The acquisition of the majority of the outstanding shares is deemed to be an "acquisition of control" of a corporation unless it can be established that the purchaser will not control the corporation.

Subject to the exceptions noted below for World Trade Organization ("WTO") investors, investments which require prior notification under the Investment Act are all direct acquisitions of Canadian businesses with assets of (Cdn) $5,000,000 or more and all indirect acquisitions of Canadian businesses with assets of more than (Cdn) $50,000,000 or with assets between (Cdn) $5,000,000 and (Cdn) $50,000,000 which represent more than 50% of the value of the total international operations. In addition, specific acquisitions or businesses in designated types of activities related to Canada's cultural heritage or national identity could be reviewed if the government considers it to be in the public interest to do so.

The WTO investor exception to the Investment Act provides special review thresholds in the case of acquisitions by such investors. WTO investors include individuals who are a national of a WTO member or who has the right of permanent residence in relation to a WTO member, governments of WTO members and entities that are not Canadian controlled but which are WTO investor controlled. The United States is a member of the WTO. The WTO review thresholds are calculated using a formula and for 1996 and 1997 are (Cdn) $168,000,000 and (Cdn) $172,000,000.

Based on the current amount of the Company's assets, the review provisions of the Investment Act will not be applicable to the Company. However, there can be no assurance that it will not become applicable to the Company in the future.

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

UNITED STATES FEDERAL INCOME TAX CONSIDERATIONS

The Company has been advised that dividends paid on the Common Shares to a holder who is a U.S. citizen or domestic corporation will be taxed as ordinary income for United States federal income tax purposes to the extent of the Company's current and accumulated earnings and profits. As discussed above in "Canadian Federal Income Tax Considerations," such dividends will also be subject to a Canadian withholding tax. The deduction for dividends received which is usually available to corporate shareholders is not available for dividends paid from a foreign corporation such as the Company.

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

If Common Shares are held as a capital asset, any gain or loss on a sale, exchange or other disposition will be a capital gain or loss, and if the holder has held the Common Shares for more than one year, will qualify as a long term capital gain or loss. Effective August 5, 1997 changes to the existing tax legislation resulted in significant changes to the taxation of capital gains resulting from the disposition of shares held by an individual. Where shares have been held for more than 12 months, the maximum tax rate applied to individuals is 20%. In general, a gain from a sale, exchange or other disposition of Common Shares by a United States person will be treated as United States source income.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS FROM OPERATIONS
PROFITS for the year 2000 were $1,334,000, which was an improvement from a profit of $519,000 for fiscal 1999, and a loss of $(593,000) for fiscal 1998. Our increase in profit was achieved through increased sales revenues, improved gross profits, and continued controls on marketing and administrative expenses.

We intend to continue to maintain cost controls over marketing and administrative expenses, while looking for additional ways to increase revenues. These management efforts are expected to keep our financial results profitable.

SALES REVENUE for the year ended January 31, 2000 net of discounts and allowances, were $7,761,000, an increase of 30% in comparison to the fiscal year 1999 total of $5,969,000. This increase in sales revenues was achieved primarily due to continued increased sales volumes of our Animal Care product lines.

Sales volumes for the Company's CAREFRESH(R) products increased 37% during fiscal year 2000, due to the efforts of our regional distributors, existing sales managers, and sales to direct buying retailers. Sales to these accounts increased significantly. The sales volume for our Industrial product lines increased from the previous year. Our strategy during this fiscal year has been to maintain the division's market share, while investing in company resources in other divisions that bring higher rates of return. For the first time in recent years, sales have increased.

The 15% increase in sales revenues for fiscal 1999 over the fiscal 1998 total of $5,170,000 was primarily due to the increased sales volumes of the Company's Animal Care product lines. During the same period Industrial sales revenues decreased, while its product line was re-evaluated and its distribution strategy analyzed. Emphasis was placed on new products, sales strategies, and the products' superior performance.

Sales revenue for fiscal 2001 is expected to increase due to the continued growing demand for our Animal Care products by both regional distributors and consumers. New animal care products launched in fiscal 2000 will also begin to add to our sales results. Sales of Industrial products are expected to increase only slightly as our resource are expended in other product areas. We will continue to evaluate potential markets for Industrial products and maintain a position from which we can capitalize on any that are found.

GROSS PROFITS on net sales were $3,412,000 (or 44%) for the year ended January 31, 2000, in comparison to $2,263,000 (or 38%) in fiscal 1999, and $1,610,000
(or 31%) in fiscal 1998.

The gross profit increase in fiscal 2000 was primarily due to production efficiencies achieved through increased volumes and improvements to our manufacturing process. Product prices were not significantly increased.

The gross profit increase in fiscal 1999 was primarily due to the installation of new production equipment, which significantly increased our Bellingham plant's capacity without any major production cost increases. This increased capacity, along with improved efficiencies achieved from large production volumes, also contributed to the improvement in gross margin.

A price increase in the company's Animal Care line and efficiencies from increased production volumes contributed to the gross margin improvement in fiscal 1998.

Gross profit margins are expected to improve slightly in fiscal 2001, but not at the rate they improved during the past two years.

MARKETING AND SALES EXPENSES increased to $1,018,000 for the year ended January 31, 2000 from $823,000 in fiscal 1999 and down from $828,000 in fiscal 1998. The increase in fiscal 2000 was primarily due to an increase of Animal Care marketing programs to support our increased sales to direct buying retailers. We are maintaining current Industrial marketing department costs, while new sales strategies are being developed.

The decrease in fiscal 1999 was primarily due to a reduction in Industrial products sales staff. We took other steps to reduce the costs of the Industrial marketing department, while new sales strategies are being developed.

The decrease in fiscal 1998 was primarily due to a reduction in the sales staff and the elimination of the industrial sales trade show program.

Total marketing and sales costs are expected to increase slightly for fiscal 2001, but decrease as a percentage of sales revenues. Animal Care marketing programs will focus on new product lines and locating new distributors. Industrial programs will be developed to support the new sales strategy. New distributors and strategic national accounts will be established on the basis of competitive pricing and superior performance. The marketing departments of both divisions will be investing in the introduction of new product lines.

GENERAL AND ADMINISTRATIVE EXPENSES increased to $965,000 for the year ended January 31, 2000, from $830,000 in fiscal 1999, which was down from $1,313,000 in fiscal 1998. The increase in fiscal 2000 was primarily due to increased support costs related to our sales and profit growth. We were able to keep the growth rate of these costs to less than our sales or profit growth rates.

The decrease in fiscal year 1999 was primarily due to restructuring management and an emphasis on across-the-board cost reductions.

The decrease from fiscal 1998 was primarily due to an absence of write downs and government relations expenses, which occurred in previous years, as well as a focus on controlling general and administrative expenses.

Total general and administrative expenses for fiscal 2001 are expected to grow, but at a rate which is less than sales revenues.

RESEARCH AND DEVELOPMENT EXPENSES increased to $45,000 in fiscal 2000 from $14,000 in fiscal 1999 which was down from $55,000 in fiscal 1998.

The increase in fiscal 2000 was primarily due to our new focus on product and process development. The decrease in fiscal 1999 was primarily due to a reduction in research and development staff. The increase in fiscal 1998 was due to an increased staffing in this area.

Our research and development costs will increase during fiscal 2001 and may increase significantly as we expand our product lines.

INTEREST EXPENSE for the fiscal year ended January 31, 2000 totaled $47,000 in comparison to $89,000 for fiscal year 1999, and $84,000 for fiscal year $1998.

This expense decreased in fiscal 2000, because we paid off our existing line of credit during the third quarter of this year. During fiscal 1999 our interest expense increased due to the use of our credit facility during the first two quarters of the year.

We expect to have a minimal interest expense during fiscal 2001, simply to maintain a stand-by line of credit with our bank. Any major capital project to improve or increase production could result in a significant increase to our interest expense.

LIQUIDITY AND CAPITAL RESOURCES
As of January 31, 2000 we had $1,324,000 in cash and cash equivalents as compared to $195,000 in 1999, representing an increase of $1,129,000. The company expects to continue to improve its liquidity in fiscal 2001, unless any significant capital investment is made to increase or improve production.

CASH FLOW GENERATED FROM OPERATIONS improved in fiscal 2000 to $1,478,000 from $637,000 in fiscal 1999. Cash flow required for operations in fiscal 1998 was $288,000. We expect to continue generating cash from operations, even though we may use various credit facilities to finance manufacturing improvements for introduction of new product lines.

The Company's WORKING CAPITAL position at January 31, 2000 was $1,737,000 compared to $336,000 at the end of fiscal 1999, and a deficiency of $447,000 at the end of fiscal 1998. The current ratio improved in fiscal 2000 to 3.48 (current assets to current liabilities) in comparison to year-end of fiscal 1999 ratio of 1.40. Cash generated from operations and the exercise of warrants and options resulted in the increase in working capital.

CASH USED IN FINANCING ACTIVITIES during fiscal 2000 totaled $1,000 compared to $279,000 in fiscal 1999 and $235,000 provided in fiscal 1998. The cash used in fiscal 2000 was due to the net effect of the exercise of options and warrants and the retirement of the operating line of credit. We expect that additional cash will be provided by financing activities during fiscal 2001 because of warrants expiring in the first quarter of the year.

CASH USED IN INVESTING ACTIVITIES during fiscal 2000 totaled $299,000 compared to $106,000 used in fiscal 1999 and $9,000 used in fiscal 1998. The use of cash in fiscal 2000 was primarily for equipment expansion in the Bellingham, WA plant and the addition of a cat litter plant. Cash used in fiscal 1999 was primarily due to the installation of improved production equipment.

Plans for fiscal 2001 include installing production equipment to improve efficiencies at our Bellingham, WA plant. The cash required for the new equipment will be generated from operations. We continue to look for new product and manufacturing opportunities. Because not all of these opportunities have been completely defined, management cannot predict the timing of when they will have an effect on the company's financial statements.

CAPITAL FINANCING may be sought in fiscal 2001 for the construction of buildings and equipment. Financing has already been made available which may be used for new manufacturing equipment.

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

Assessments and audits of our information technology systems were completed in the fourth quarter of fiscal year 1999. We adopted a plan to update all systems, which may be effected by the year 2000 issue, in the first quarter of fiscal year 2000. The plan was completed and the information technology systems were upgraded in the third quarter of fiscal year 2000. We have a backup system in place in the unlikely event that the year 2000 issue effects our new information systems. As of the filing date of this document there have been no events involving our information technology systems, which have materially effected the operations of the company. In the plant systems area, 100 percent of our systems have been audited and are not expected to be effected by the year 2000 issue. We have backup plans for all plant operations systems, which will allow us to maintain a full production schedule in the unlikely case of a year 2000 failure. As of the filing date of this document, there have been no year 2000 related events that have had a material effect on our ability to maintain a full production schedule. An assessment audit of external parties was completed in the third quarter of fiscal year 2000. Not all companies have demonstrated a willingness to respond to year 2000 readiness questions, even with new legislation on the issue. A significant number of suppliers responded in the affirmative that they were prepared. No third parties responded in the negative. A large number did not respond at all, mainly due to legal concerns about liability. Steps were taken to remediate the unlikely event that a year 2000 issue would effect our ability to service our customers. As of the filing date of this document, no third party year 2000 events have occurred which has materially effected the operations of the company.

The total cost of the Company's year 2000 activities did not exceed $40,000. These costs did not materially effect our operations, liquidity, or capital resources.

Even though January 1, 2000 has passed, failure to address a year 2000 issue could still result in business disruptions that may materially affect the company's operations, liquidity, or capital resources. We have prepared contingency plans to address year 2000 issues thar may have a material effect. Typically these contingency plans address the results of single events while the scope of year 2000 issues may cause multiple events for longer durations. It is not possible for us to anticipate all multiples of events that may occur. We are planning for multiple events to the best of our ability and resources.

There is still uncertainty about the scope of the year 2000 issues. At this time we cannot quantify the potential impact of these failures. Our year 2000 program and contingency plans have been developed to address issues within our control. The program minimizes, but does not eliminate the issues of external parties.

FORWARD-LOOKING STATEMENTS
Statements made in the preceding management's discussion and analysis, referring to the Company's outlook, future sales revenue, gross profits, general and administrative expenses, marketing expenses, liquidity and capital resources, and cash flow, that state the Company's management's intentions, hopes, belief's, expectations, or predictions of the future, are forward-looking statements. It is important to note that the company's actual results could differ materially from those projected in such forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's SEC filings, including but limited to the Company's report on forms 10-KSB, 10-QSB, and the Company's proxy statement to shareholders. Copies of these filings may be obtained by contacting the Company or the SEC.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX


Auditors' Report                                                         page 18

Consolidated Balance Sheets as of January 31, 2000 and 1999              page 19

Consolidated Statements of Operations and Deficit for the years
ending January 31, 2000,1999 and 1998                                    page 20


Consolidated Statements of Cash Flows for the years ending
January 31, 2000,1999 and 1998                                           page 21

Notes to Consolidated Financial Statements                               page 22

[LOGO PRICEWATERHOUSE]

March 17, 2000


AUDITOR'S REPORT

TO THE SHAREHOLDERS OF
INTERNATIONAL ABSORBENTS INC.

We have audited the consolidated balance sheets of INTERNATIONAL ABSORBENTS INC. as at January 31, 2000 and 1999 and the consolidated statements of operations and deficit and cash flow for the three years ended January 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at January 31, 2000 and 1999 and the results of its operations and its cash flows for the years ended January 31, 2000, 1999 and 1998 in accordance with generally accepted accounting principles in Canada. As required by the British Columbia Company Act, we report that, in our opinion, these principles have been consistently applied.

/s/ PricewaterhouseCoopers LLP

CHARTERED ACCOUNTANTS

CONSOLIDATED BALANCE SHEETS
International Absorbents Inc.
(in thousands of U.S. dollars, except per share amounts)


                                                 JANUARY    January
ASSETS                                              2000       1999
                                                 -------    -------
Currents assets:
   Cash and cash equivalents                     $ 1,324    $   195
   Accounts receivable                               739        630
   Inventories (Note 3)                              310        283
   Prepaid expenses                                   64         67
                                                 -------    -------
                                                   2,437      1,175


Capital assets (Note 4)                            1,183      1,020

Other assets (Note 5)                                 60         68
                                                 -------    -------
                                                 $ 3,680    $ 2,263

                                                 =======    =======

LIABILITIES
Current liabilities:
   Accounts payable and accrued liabilities      $   659    $   606
   Operating line of credit (Note 6)                  --        223
   Income taxes payable                               38         --
   Due to related parties (Note 9)                     3         10
                                                 -------    -------
                                                     700        839


SHAREHOLDERS' EQUITY
Share capital (Note 8)
   20,771,495 common shares without par values     6,806      6,584
   (January 31, 1999 - 19,601,054)
Deficit                                           (3,826)    (5,160)
                                                 -------    -------
                                                   2,980      1,424
                                                 -------    -------
                                                 $ 3,680    $ 2,263
                                                 =======    =======

Commitments and contingencies (Notes 4 and 14)
Subsequent events (Note 15)

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
International Absorbents Inc.
(in thousands of U.S. dollars, except per share amounts)


                                                          YEAR ENDED JANUARY 31
                                                          ---------------------

                                                       2000        1999        1998
                                                       ----        ----        ----
Sales revenues (net)                               $  7,761    $  5,969    $  5,170
Cost of goods sold                                    4,349       3,706       3,560
                                                   --------    --------    --------
                                                      3,412       2,263       1,610

Corporate and administrative expenses
  Marketing and sales                                 1,018         823         828
  General and administrative                            965         830       1,313
  Research and development                               45          14          55
  Interest Expense                                       47          89          84
                                                   --------    --------    --------
                                                      2,075       1,756       2,280

Income/(Loss) before undernoted item                  1,337         507        (670)
  Other income                                           35          12          77
                                                   --------    --------    --------
Net Income/(Loss), before income taxes                1,372         519        (593)
  Income tax provision                                   38          --          --
                                                   --------    --------    --------
Net Income/(Loss) for the year                     $  1,334    $    519    $   (593)
                                                   ========    ========    ========

Deficit at beginning of year                         (5,160)   $ (5,679)   $ (5,086)
                                                   --------    --------    --------
Deficit at end of year                               (3,826)   $ (5,160)   $ (5,679)
                                                   ========    ========    ========

Net Income/(Loss) per common share (Note 2)        $   0.07    $   0.03    $  (0.04)

Fully diluted net income/(loss) per common share   $   0.05    $   0.02    $  (0.04)

Weighted average number
  of common shares (000's)                           19,761      19,398      15,596

CONSOLIDATED STATEMENTS OF CASH FLOWS
International Absorbents Inc.
(in thousands of U.S. dollars, except per share amounts)


                                                         YEAR ENDED JANUARY 31
                                                         ---------------------
                                                      2000       1999       1998
                                                      ----       ----       ----
Cash flows from operating activities
  Net income (loss) for the year                   $ 1,334    $   519    $  (593)
  Items not affecting cash
    Amortization of capital and other assets           144        118        127
    Write-off of note receivable                        --         --        150
    Interest on convertible debentures                  --         28
                                                   -------    -------    -------
                                                     1,478        637       (288)

Changes in non-cash working capital:
  Accounts receivable                                 (108)   $   (13)   $    (6)
  Inventories                                          (28)        73         61
  Prepaid expenses                                       3          5        (37)
  Accounts payable and accrued liabilities              53       (134)        (9)
  Due to related parties                                (7)       (34)       (16)
  Income taxes payable                                  38         --         --
                                                   -------    -------    -------
                                                       (49)      (103)        (7)
                                                   -------    -------    -------
                                                     1,429        534       (295)

Cash flow from financing activities
   Net proceeds from issue of common shares            222        216         29
   Repayment of convertible debentures                  --       (214)        --
   Operating line of credit                           (223)      (281)       206
                                                   -------    -------    -------
                                                        (1)      (279)       235

Cash flow from investing activities
  Purchase of capital assets                          (299)      (106)       (22)
  Purchase of other asset                               --         --        (69)
  Investment in Benetech                                --         --        (18)
  Proceeds from disposal of Benetech                    --         --        118
                                                   -------    -------    -------
                                                      (299)      (106)         9

Increase (decrease) in cash and cash equivalents     1,129        149        (51)
Cash and cash equivalents, beginning of year           195         46         97
                                                   -------    -------    -------
Cash and cash equivalents, end of year             $ 1,324    $   195    $    46
                                                   =======    =======    =======

Interest paid                                           47         89         86
                                                   =======    =======    =======
Taxes paid                                              --         --         --
                                                   =======    =======    =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
International Absorbents Inc.
(in thousands of U.S. dollars except per share amounts)


1.       OPERATIONS
         International Absorbents Inc. ("IABS") is a Canadian company operating in the State of Washington, U.S.A. through its wholly-owned subsidiary, Absorption Corp ("Absorption"), IABS is engaged in the development and sale of value added products made from waste short fiber pulp ("SFP") utilizing proprietary technology. Absorption markets and sells SFP-based products used for general industrial spill cleanup, marine oil-cleanup, and oil/water filtration. In addition, animal and pet bedding products are sold in consumer retail and commercial bedding markets. The company has established distribution primarily in North America with minor distribution in South America, the Middle East, the European Economic Community, Africa, and Pacific Rim countries.


2.       SIGNIFICANT ACCOUNTING POLICIES

         GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
         These financial statements have been prepared in accordance with accounting principles generally accepted in Canada ("Canadian GAAP"). Differences with respect to accounting principles generally accepted in the United States ("US GAAP") are disclosed in Note 12.

         BASIS OF PRESENTATION
         The consolidated financial statements include the accounts of IABS and its wholly-owned subsidiaries Absorption Corp, a Nevada company doing business in Washington State, and Total Absorb Inc. ("TAI"), a British Columbia company, doing business in Canada.

         CASH AND CASH EQUIVALENTS
         Cash and cash equivalents includes cash and deposits of varying maturity dates within 90 days of the original date of acquisition.

         INVENTORIES
         Finished goods inventories are valued at the lower of cost (determined on the first-in first-out basis) and net realizable value. Raw materials and supplies are valued at the lower of cost (determined on the first-in first-out basis) and replacement cost.

         CAPITAL ASSETS
         Capital assets are recorded at cost. The Company's building and equipment are located on leased land. Amortization is applied to amortize the cost of capital assets over their estimated useful lives as follows:

                  Building          5%      Straight-line basis
                  Equipment         15%     Declining-balance basis

         OTHER ASSETS
         The Company capitalizes all expenditures incurred for the acquisition of license rights, patents, and trademarks. Capitalized costs are amortized on a straight-line basis over three to seven years. Unamortized costs are written off where the recoverability of costs is uncertain or a patent application is abandoned.

         REVENUE RECOGNITION
         Revenue from the sale of products is recognized at the time title passes to the purchaser, which is when the goods are conveyed to a carrier.

         FOREIGN CURRENCY TRANSLATION
         The company has adopted the United States dollar as its reporting currency. IABS and its subsidiaries are considered to be integrated operations, and the accounts are translated using the temporal method as follows:

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

         NET INCOME/(LOSS) PER SHARE
         Net income/(loss) per common share is calculated on the basis of the weighted average number of common shares outstanding during the year. The calculation of fully diluted earnings per share assumes that, if a dilutive effect is produced, all outstanding options and warrants had been exercised at the later of the beginning of the fiscal year and the option issue date, and includes an allowance for imputed earnings net of tax derived from the investment of funds which would have been received. In fiscal 1998, the effect of potential issues of shares under warrant or share option arrangements is not dilutive.

         INCOME TAXES
         The Company follows the accrual method of accounting for income taxes.

         STOCK OPTION PLAN
         The Company has one stock option plan, which is described in Note 8. No compensation expense is recognized for this plan when stock or stock options are issued to employees. Any consideration paid by employees on exercise of stock options or purchase of stock is credited to share capital. If stock or stock options are repurchased from employees, the excess of the consideration paid over the carrying amount of the stock or stock option cancelled is charged to retained earnings.

         USE OF ESTIMATES
         The preparation of financial statements that conform with generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses for the period reported. Actual results could differ from those estimates.

         COMPARATIVE AMOUNTS
         Certain amounts from the previous years have been restated to conform with the current year's presentation.

         RESEARCH AND DEVELOPMENT

         Research costs are expenses as incurred. Development costs which meet generally accepted criteria, including reasonable assurance regarding future benefits, are deferred and amortized over their estimated useful economic lives.


3.       INVENTORIES

                                       2000   1999
                                       ----   ----
         Raw materials                 $190   $193
         Finished goods                 120     90
                                       ----   ----
                                       $310   $283
                                       ====   ====

4.   CAPITAL ASSETS

                                ACCUMULATED
                        COST   AMORTIZATION         NET
                       ------  ------------       ------
     2000
     Building          $  552       $  299        $  253
     Equipment         $1,973       $1,043        $  930
                       ------       ------        ------
                       $2,525       $1,342        $1,183
                       ======       ======        ======

     1999
     Building          $  548       $  271        $  277
     Equipment          1,690          947           743
                       ------       ------        ------
                       $2,238       $1,218        $1,020
                       ======       ======        ======


     The majority of the Company's capital assets are located on land and in warehouse space leased from the Port of Bellingham in Washington State. The lease agreements require payments of approximately $5,000 per month to August 31, 2000 with the Company's option for an additional five year period at rates to be negotiated on the plant location and October 31, 2000 on the warehouse location.

5.   OTHER ASSETS

                                                    ACCUMULATED
                                             COST  AMORTIZATION         NET
                                             ----  ------------        ----
     2000
     Patents, trademarks and designs         $198         $138         $ 60
                                             ====         ====         ====

     1999
     Patents, trademarks and designs         $196         $128         $ 68
                                             ====         ====         ====

     In fiscal 1997 the Company contributed $250,447 in consideration for a 50% interest in a joint venture named Benetech, LLC, which contracted for a facility to manufacture low cost large animal bedding. During fiscal 1998, the Company made further contributions of $18,000 to Benetech.

     On June 12, 1997 the Company agreed to sell all of its interests in Benetech for consideration consisting of $118,000 in cash, a $150,000 note receivable, and the release of the Company from all loan guarantees. The note receivable was repayable over a five-year period and paid interest at 9%. The Company's proportionate interest in Benetech's results from operations from inception to January 31, 1997 were not material.

                                              June 12, 1997
                                              -------------
     TOTAL ASSETS                                  $381,191
                                                   ========
     LIABILITIES                                    180,437
     PARTNERS' CAPITAL                              203,754
                                                   --------
     LIABILITIES AND PARTNERS' CAPITAL             $384,191
                                                   ========


6.   OPERATING LINE OF CREDIT

     During the year ended January 31, 2000, the Company secured a short-term bank line of credit for up to $350,000, which is secured by the accounts receivable and other assets of Absorption. Interest is payable on funds advanced at the rate of prime plus 0.75%. The funds available for advance to the Company by the lender are limited to 70% of accounts receivable. The Company has not drawn any funds from the line of credit since it was established.

     The Company paid off a previous asset-based line of credit in September 1999 upon termination of the contract. This line of credit was for up to $1,000,000, secured by accounts receivable and other assets of the company, at an interest rate of prime plus 1.5%. The funds available for advance were limited to 80% of accounts receivable. The lender also granted a term loan of up to $300,000 with a capital expenditures line of $100,000, for the purchase of plant equipment. The term loan was also repaid in September 1999 and the capital expenditure line was never utilized.

7.   CONVERTIBLE DEBENTURE

     Pursuant to agreements entered into in July 1996, the Company issued an aggregate $625,000 of convertible debentures to private lenders in consideration for cash. The debentures paid interest at an annual rate of 8% and where convertible, at the option of the holder, to common shares of the Company at a price of $0.50 per share or less, dependent upon the market price of the Company's shares on NASDAQ at the time of conversion. In March of 1998 the remaining $241,250 outstanding debentures were retired through a combination of conversions and purchases through funds raised from a private common stock placement.

8.   SHARE CAPITAL

     AUTHORIZED

100,000,000 common shares (1999 and 1998 - 100,000,000) without par value.

     COMMON SHARES ISSUED                         SHARES         AMOUNT
                                              ----------    -----------
     BALANCE AS OF JANUARY 31, 1997           14,687,148    $     5,951
     For cash
       Exercise of warrants                       65,000             33
     Conversion of debentures                  1,943,789            353
                                              ----------    -----------
     Issued during the year                    2,008,789            386
     Share issue and registration expenses            --             (4)
                                              ----------    -----------
     BALANCE AS OF JANUARY 31, 1998           16,695,937    $     6,333

     For cash
       Private Placement                       3,013,867            256
       Purchase of Escrow shares                (560,000)           (50)
     Conversion of debentures                    451,250             45
                                              ----------    -----------
     Issued during the year                    2,905,117            251
                                              ----------    -----------
     BALANCE AS OF JANUARY 31, 1999           19,601,054    $     6,584

     For cash
       Exercise of options                       737,500            146
       Exercise of warrants                      432,941             76
                                              ----------    -----------
     Issued during the year                    1,170,441            222
                                              ----------    -----------
     BALANCE AS OF JANUARY 31, 2000           20,771,495    $     6,806
                                              ==========    ===========



     SHARE TRANSACTIONS (EXCLUDING THE EXERCISE OF OPTIONS AND WARRANTS) DURING THE YEARS-ENDED JANUARY 31, 2000, 1999 AND 1998

     Pursuant to Regulation D, subscription agreements were entered into in March of 1998; 3,013,867 common shares were issued through an employee stock purchase at a price of $0.085 per share for total proceeds of $256,179. As part of the subscription agreement, purchasers of the units were issued warrants to purchase 1,506,930 common shares with an exercise price of $0.25, expiring March 4, 2000. No finder's fees were payable as a result of this subscription.

     Pursuant to Regulation D, subscription agreements were entered into in July 1996; holders of convertible debentures (Note 7) in aggregate converted $45,125 of the original principal amount due, resulting in the issuance of 451,250 common shares from treasury, at a price of $0.10 per share. No finder's fees were payable as a result of these subscriptions.

     ESCROW SHARES

     The 560,000 common shares issued in August 1988 to acquire the remaining shareholdings in Absorption and Canadian Absorption Corp (a predecessor subsidiary to TAI) were subject to an earn-out escrow agreement which provided for release of the shares on the basis of cumulative cash flow (as defined by the agreement) from the Company's operations. Any of the 560,000 earn-out shares that were not released from escrow on or before August 25, 1998 were to be canceled. In March of 1998, the company purchased the escrow shares for $50,000. The proceeds from the purchase were reinvested through the employee private placement occurring in March of 1998.

     Under its stock option plan, the company may grant options to eligible directors and employees of the company and certain consultants and advisors as allowed under registration rules, provided that the number of shares issuable does not exceed the lower of 2,400,000 common shares or 10% of the issued common shares of the company. Options may be issued under the stock option plan as determined at the sole discretion of the Compensation Committee, which consists of two non-employee directors of the company. Options may be issued for a term of up to 10 years at an exercise price to be determined by the Compensation Committee, provided that the exercise price is not less than the fair market value of common stock on the date of the grant. The period after which options vest can vary and is subject to the discretion of the Compensation Committee.


A SUMMARY OF THE STATUS OF THE COMPANY'S STOCK OPTION PLAN AS AT JANUARY 31, 2000 IS PRESENTED BELOW:

                                                    2000                            1999                          1998
                                            ----------------------         ----------------------       -----------------------

                                            SHARES     WEIGHTED            SHARES     WEIGHTED          SHARES       WEIGHTED
                                                     AVERAGE PRICE                  AVERAGE PRICE                 AVERAGE PRICE
                                            ------   -------------         ------   -------------       ------    -------------
Outstanding - Beginning of year             1,427,836    $   0.21      1,196,500        $   0.34         1,241,500    0.53
   Granted                                  1,023,400        0.54        703,336            0.23                --      --
   Exercised                                 (737,500)       0.20             --              --                --      --
   Surrendered or expired                     (32,336)       0.80       (472,000)           0.56           (95,000)   0.79
Outstanding - End of year                   1,681,400    $   0.41      1,427,836        $   0.21         1,196,500    0.34

Options exercisable at year end               658,000    $   0.20      1,177,086        $   0.22         1,053,500    0.65


THE FOLLOWING TABLE SUMMARIZES INFORMATION ABOUT OPTIONS OUTSTANDING AT JANUARY 31, 2000:

                                            OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                         --------------------------------------------------------   ----------------------------------------
  RANGE OF EXERCISE          NUMBER          WEIGHTED AVERAGE
       PRICES            OUTSTANDING AT         REMAINING        WEIGHTED AVERAGE   NUMBER EXERCISABLE      WEIGHTED AVERAGE
                        JANUARY 31, 2000     CONTRACTUAL LIFE     EXERCISE PRICE    AT JANUARY 31, 2000      EXERCISE PRICE
  ------------------    ----------------     ----------------    ----------------   -------------------     ----------------
       $ 1.00                 45,750            56 months             $ 1.00                 -                     -
       $ 0.75                 45,750            56 months             $ 0.75                 -                     -
    $0.50 - 0.54             834,150            36 months             $ 0.54                 -                     -
    $0.25 - 0.34              85,750            45 months             $ 0.29                 -                     -
       $ 0.20                670,000            19 months             $ 0.20              658,000                $ 0.20
  ------------------    ----------------     ----------------    ----------------   -------------------     ----------------
    $0.20 - 1.00           1,681,400            31 months             $ 0.41              658,000                $ 0.20
  ------------------    ----------------     ----------------    ----------------   -------------------     ----------------

Through a proxy vote of common shareholders, at the Annual General Meeting, 1,146,500 stock options were repriced to $0.20 per share in August of 1998.


                                                         NO. OF
                                                     UNDERLYING
      WARRANTS                                           SHARES    EXERCISE PRICES
                                                     ----------    ---------------
      Warrants outstanding, January 31, 1997          1,994,980     $0.50 to $1.75
               Exercised                                (65,000)       $0.50
               Surrendered or expired                  (549,980)   $0.50 to $0.625
                                                     ----------    ---------------
      Warrants outstanding, January 31, 1998          1,380,000     $0.50 to $1.75

               Issued                                 1,966,930     $0.10 to $0.25
               Surrendered or expired                  (800,000)    $0.50 to $1.25
                                                     ----------    ---------------
      Warrants outstanding, January 31, 1999          2,546,930     $0.10 to $1.75

               Issued                                                     --
               Exercised                               (432,941)    $0.10 to $0.25
               Surrendered or expired                  (430,000)    $0.50 to $1.75
                                                     ----------    ---------------
      Warrants outstanding, January 31, 2000          1,683,989     $0.10 to $0.25
                                                     ----------    ---------------

     Warrants outstanding at January 31, 2000 are due to expire from March 4, 2000 to January 7, 2001.

9.   RELATED PARTY INFORMATION

     Included in expenditures for fiscal 2000 are costs of $50,000 for office rent, and related services (1999 - $53,000; 1998 - $74,000) which were incurred on a cost reimbursement basis from a corporation owned and controlled by an officer and director of the company. At January 31, 2000 an amount of $3,000 (1999, $10,000) was due to this related party.

10.  INCOME TAXES

     Potential tax benefits relating to operating losses have not been recorded in the accounts. IABS and its subsidiaries have non-capital loss carry-forwards from Canadian operations totaling Cdn $4,010,707 (expiring 2000 to 2005), and from United States operations totaling $5,969,902 (expiring 2004 to 2012). These loss carry-forwards are available for offset against future taxable incomes arising from Canadian and United States operations.

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

     JANUARY 31, 2000 BUSINESS SEGMENT DATA

                                                                     ANIMAL CARE      INDUSTRIAL       CONSOLIDATED
                                                                     -----------      ----------       ------------
    Revenues                                                             $ 6,472         $ 1,289            $ 7,761
    Operating costs and expenses                                           4,955           1,290              6,245
                                                                     -----------      ----------       ------------
    Operating income/(loss) before
                 Depreciation & amortization                               1,517             (1)              1,516
    Depreciation & amortization                                                                                (144)
                                                                                                       ------------
    Net income/(loss), before taxes                                                                         $ 1,372
                                                                                                       ============

    Assets                                                               $ 3,155            $525            $ 3,680

    Capital Expenditures                                                  $  284            $ 10             $  294

     JANUARY 31, 1999 BUSINESS SEGMENT DATA

                                                                     ANIMAL CARE      INDUSTRIAL       CONSOLIDATED

    Revenues                                                             $ 4,733         $ 1,236            $ 5,969
    Operating costs and expenses                                           4,043           1,289              5,332
                                                                     -----------      ----------       ------------
    Operating income/(loss) before
                 Depreciation & amortization                                 690            (53)                637
    Depreciation & amortization                                                                                (118)
                                                                                                       ------------
    Net income/(loss), before taxes                                                                           $ 519
                                                                                                       ============

    Assets                                                                $1,788           $ 475             $2,263

    Capital Expenditures                                                   $  84           $  22              $ 106

     JANUARY 31, 1998 BUSINESS SEGMENT DATA

                                                                     ANIMAL CARE      INDUSTRIAL       CONSOLIDATED

    Revenues                                                              $3,593          $1,577             $5,170
    Operating costs and expenses                                           3,826           1,809              5,635
                                                                     -----------      ----------       ------------
    Operating income/(loss) before
                 depreciation & amortization                                (233)           (232)              (466)
    Depreciation & amortization                                                                                (127)
                                                                                                       ------------
    Net income/(loss), before taxes                                                                           $(593)
                                                                                                       ============

    Assets                                                                $1,512           $ 679            $ 2,191

    Capital Expenditures                                                   $  15            $  7               $ 22

     During the year ended January 31, 2000, 91% percent of sales were to United States customers, 3% to Canadian customers, and 6% to other foreign customers. Revenues from one customer of our Animal Care segment represents approximately 18% of the Company's total revenues.

     In fiscal 1999 90% of sales were to United States customers, 5% to Canadian and 5% to foreign. There was one customer who accounted for more than 10% of sales. In fiscal year 1998 89% of sales were to United States customers, 6% to Canadian and 5% to foreign.

12. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES ACCOUNTING PRINCIPLES AND PRACTICES

     The consolidated financial statements have been prepared in accordance with Canadian GAAP which differ in certain respects from those principles and practices that the company would have followed had it's consolidated financial statements been prepared in accordance with U.S. GAAP.

     The following summary sets out the material adjustments to the Company's reported liabilities, shareholders' equity and net income/(loss) which would be made in order to conform to U.S. GAAP:

ADJUSTMENTS TO LIABILITIES AND SHAREHOLDERS' EQUITY

                                                        JANUARY 31, 2000     JANUARY 31, 1999
                                                        ----------------     ----------------
Total liabilities under Canadian GAAP                            $   700              $   839
Income taxes (a)                                                      87                   77
                                                                 -------              -------
Total liabilities under U.S. GAAP                                $   787              $   916
                                                                 =======              =======

Total shareholders' equity under Canadian GAAP                   $ 2,980              $ 1,424
Effect of above adjustment                                          (87)                 (77)
                                                                 -------              -------
Total shareholders' equity under U.S. GAAP (b) (d)               $ 2,893              $ 1,347
                                                                 =======              =======

ADJUSTMENTS TO NET INCOME/(LOSS)

                                                    JANUARY 31, 2000   JANUARY 31, 1999     JANUARY 31, 1998
                                                    ----------------   ----------------     ----------------

Net income/(loss) for the period under Canadian             $ 1,334             $   519             $  (593)
GAAP
Stock based compensation (f)                                    (14)
Income taxes (a)                                                429                 (12)                 (4)
                                                            -------             -------             -------
Net income/(loss) for the period under U.S. GAAP           $  1,749             $   507             $  (597)

Basic Net income/(loss) per share under U.S. GAAP (d) (e)   $  0.09             $  0.03             $ (0.04)
Fully diluted net income/(loss) per share under
U.S. GAAP (e)                                               $  0.08             $  0.02                  --


(a) The Financial Accounting Standards Board issued Statement Number 109 on "Accounting for Income Taxes" ("FAS 109") which requires the use of the assets and liability method of accounting for income taxes, whereas the deferral method of accounting of income taxes is acceptable under Canadian GAAP. Under FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

         The following table summarizes the significant components of the Company's tax assets and liabilities:

                                                  CANADIAN              USA
                                                OPERATIONS       OPERATIONS            TOTAL
                                                ----------       ----------            -----
Deferred Tax Assets:
Non-capital loss carryforwards                     $ 1,266          $ 2,030          $ 3,296
Deferred expenditures                                   31                3               34
                                                   -------          -------          -------
Gross deferred tax asset                             1,297            2,033            3,330
Valuation allowance for deferred tax asset            (858)          (2,033)          (3,330)
                                                   -------          -------          -------
                                                   $   439          $    --          $   439
                                                   =======          =======          =======
Deferred Tax Liabilities:
Fixed assets                                       $    --          $   (87)         $   (87)
                                                   -------          -------          -------
Total                                              $    --          $   (87)         $   (87)
                                                   =======          =======          =======

         The amount taken into income as a deferred tax asset must reflect that portion of the income tax loss carryforwards that is likely to be realized from future operations. For the year ended January 31, 2000 management determined that it was more likely than not that approximately $1,290,000 of the Company's losses from its U.S. operations will be realized. Accordingly, for U.S. GAAP the Company has recorded a deferred tax asset of $439,000.

(b) Canadian GAAP allows for the elimination of operating deficits by the reduction of stated capital attributable to common shares with a corresponding offset to the accumulated deficit. This reclassification, which the Company made on February 1, 1993, is not permitted under the U.S. basis and would require an increase in share capital and deficit of $6,429,272 at January 31, 2000 and 1999.

(c) Under U.S. GAAP, common shares returnable to the issuer if specified conditions are not met are excluded from the determination of weighted average number of common shares used for calculation of earnings per share if those conditions are not currently being attained. The 560,000 common shares escrowed (Note 8) for release pursuant to cumulative cash flow earned from operations have been excluded for reporting net income/(loss) per share under U.S. GAAP.

(d) Under U.S. GAAP, comprehensive income/(loss) would consist of net income/(loss) only.

(e) Under U.S. GAAP the Company's fully diluted earnings per share was calculated using the treasury stock method. In 1998 the effect of potential issues of shares under warrants and shares options were non-dilutive.

(f) The company applies APB Opinion 25, "Accounting for stock issued to employees", and related interpretations in accounting for the stock compensation plan. Under APB Opinion 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock at the date of grant, no compensation cost is recognized.

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", requires the company to attribute a fair value of equity instruments issued in return for goods or services received. Under the terms of an agreement entered into with the Wall Street Group, Inc. ("Wall Street") on September 30, 1999, Wall Street agreed to provide financial public relations counsel to the Company for a period of one year from the date of the agreement in return for a cash fee of $5,000 per month and options to purchase 183,000 common shares in the Company at varying exercise prices. The company estimated the fair value of each stock option on September 30, 1999, the date the Company entered into the contract, by using the Black-Scholes option pricing model with the following assumptions used for grants in the year; dividend yield of $nil; expected volatility of 114%; risk free rate of 5.77% and expected life of five years.


13.      FINANCIAL INSTRUMENTS

         The fair market value of the Company's financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and operating line of credit approximates their carrying values. The fair market value of instruments due to related parties has not been provided as it is not practicable to determine such amounts due to the unavailability of financial instruments with similar terms and conditions.

14.      CONTINGENCY

         Uncertainty due to the year 2000 Issue The Year 2000 issue arose because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems that use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced after January 1, 2000, and if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure that could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

15.      SUBSEQUENT EVENTS

         Subsequent to January 31, 2000:

a) Acquisition - The company entered into a letter of intent with Puppy-Go-Potty, Inc., a division of Sode Enterprises, Inc., to purchase the assets of and the rights to sell the Puppy-Go-Potty, Inc. product. Under the terms of the agreement the company is to make an initial payment of $100,000 and then make royalty payments based on gross sales of the product of 2% in years four through six and 1% in year seven from the date of agreement.

b) Exercise of options - 20,250 stock options, at an exercise price of $0.20 were exercised.

c) Exercise of warrants - 1,495,742 warrants were exercised at an exercise price of $0.25. All of these warrants were issued in March of 1998 as part of the company's private placement (note 8) and were due to expire on March 4, 2000.



ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.



                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company's directors and executive officers and regarding compliance with Section 16 of the Securities and Exchange Act of 1934 required by this Item, is incorporated by reference to pages 3 through 5 of the Company's Proxy Statement prepared for the Annual General Meeting of Shareholders to be held June 12, 2000.


ITEM 10. EXECUTIVE COMPENSATION

The information required by Item 10 is incorporated by reference to pages 5 through 10 of the Company's Proxy Statement prepared for the Annual General Meeting of Shareholders to be held June 12, 2000.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT

The information required by Item 11 is incorporated by reference to page 3 of the Company's Proxy Statement prepared for the Annual General Meeting of Shareholders to be held June 12, 2000.

ITEM 12. CERTAIN RELATIONSHIPS AND
         RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to page 10 of the Company's Proxy Statement prepared for the Annual General Meeting of Shareholders to be held June 12, 2000.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
              REPORTS ON FORM 8-K

(A) The following documents are filed as a part of this Report.

    (I)  FINANCIAL STATEMENTS
         The following Report of Independent Chartered Accountants and Consolidated Financial Statements of the Company:
           Consolidated Financial Statements

         As at January 31, 2000 and 1999:
             Consolidated Balance Sheets

         For the Fiscal Years Ended January 31, 2000, 1999 and 1998:
             Consolidated Statements of Operations and Deficit
             Consolidated Statements of Cash Flows
             Notes to Consolidated Financial Statements

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

                    INTERNATIONAL ABSORBENTS INC., a
                    British Columbia, Canada corporation

                    /s/ Gordon L. Ellis
                    President and Chief Executive Officer
                    Dated:  April 14, 2000

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


SIGNATURE                  TITLE                                DATE
---------                  -----                                ----

/s/Gordon L. Ellis
------------------------- Chairman of the Board of Directors    April 14, 2000
Gordon L. Ellis            President & Chief Executive Officer


/s/Stephen H. Silbernagel
-------------------------  Director                             April 14, 2000
Stephen H. Silbernagel


/s/John J. Sutherland
-------------------------  Director                             April 14, 2000
John J. Sutherland

/s/Douglas E. Ellis        Director                             April 14, 2000
-------------------------
Douglas E. Ellis

/s/Shawn M. Dooley         Director                             April 14, 2000
-------------------------
Shawn M. Dooley


/s/David H. Thompson
-------------------------  Chief Financial Officer              April 14, 2000
David H. Thompson

                                  EXHIBIT INDEX


EXHIBIT 3.    ARTICLES OF INCORPORATION AND BY-LAWS

      3.1 (1) Altered Memorandum of Company
      3.2 (1) Articles of the Company

EXHIBIT 10.   MATERIAL CONTRACTS

     10.1 (3) Supply Agreement between Georgia-Pacific Corp and Absorption Corp dated February 17, 1994
     10.2 (1) Lease for Bellingham, WA plant between Port of Bellingham and Absorption Corp dated October 8, 1985 (with modifications and renewals)
     10.3 (1) Rental contracts between the Company, Absorption Corp, Canadian Absorption Corp and ABE (1980) Industries Inc. dated
              December 1, 1989
     10.4 (1) Office Services Agreement between the Company and ABE (1980) Industries Inc. dated November 10, 1988
     10.5 Office Services Agreement between the Company and ABE (1980) Industries Inc. dated September 1, 1998.

EXHIBIT 13. ANNUAL REPORT OF SECURITY HOLDERS, FORM 10-Q OR QUARTERLY REPORT TO SECURITY HOLDERS

     13.1 (4) 2000 Annual Report to Shareholders

EXHIBIT 21.   SUBSIDIARIES OF THE REGISTRANT

     21.1 (2) List of Subsidiaries of the Company

EXHIBIT 23.   CONSENTS OF EXPERTS AND COUNSEL

     23.1 (4) Consent (Auditor's Report) of PriceWaterhouseCoopers

EXHIBIT 27.   FINANCIAL DATA SCHEDULE

     27   (4) Financial Data Schedule






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