Form 10QSB
period 2000-04-30
INTERNATIONAL ABSORBENTS INC
filed 2000-05-31
CIK 813634

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2000

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

            For the transition period from           to

                         COMMISSION FILE NUMBER 0-15673

                         INTERNATIONAL ABSORBENTS INC.
             (Exact name of registrant as specified in its charter)

  Province of British Columbia, Canada                      None
      (State of other jurisdiction              (IRS Employer Identification
   of incorporation or organization)                       Number)


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

                                                                  Yes [x] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 22, 2000.

Title of Class                                                  No. of Shares
Common Shares, no par value                                      22,287,485

================================================================================

                         INTERNATIONAL ABSORBENTS INC.
                          CONSOLIDATED BALANCE SHEETS
                           (US dollars, in thousands)

                                                              APRIL 30, 2000    JANUARY 31, 2000
                                                              --------------    ----------------
ASSETS
Current assets:
  Cash                                                            $1,722             $1,324
  Accounts receivable                                                847                739
  Inventories                                                        544                310
  Prepaid expenses                                                    98                 64
                                                                  ------             ------
                                                                  $3,211             $2,437
  Fixed assets                                                     1,191              1,183
  Other assets                                                        58                 60
                                                                  ------             ------
                                                                  $4,460             $3,680
                                                                  ======             ======
LIABILITIES
Current liabilities:
  Accounts payable                                                $  719             $  659
  Income taxes payable                                                10                 38
  Due to related parties                                              (3)                 3
                                                                  ------             ------
                                                                  $  726             $  700
  Long-term Liabilities                                               --                 --
                                                                  ------             ------
                                                                  $  726             $  700
SHAREHOLDERS' EQUITY
  Share capital                                                   $7,178             $6,806
  Deficit                                                         (3,444)            (3,826)
                                                                  ------             ------
                                                                  $4,460             $3,680
                                                                  ======             ======


                         INTERNATIONAL ABSORBENTS INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                           (US dollars, in thousands)

                                                                   3 MONTHS
                                                              ------------------
                                                              4/30/00    4/30/99
                                                              -------    -------
Sales revenues                                                $2,178     $ 1,751
Cost of goods sold                                             1,196         980
                                                              -------    -------
                                                                 982         771
Gross margin                                                     45%         44%
Corporate and administrative expenses:
  Marketing and sales                                            326         250
  General and administrative                                     282         279
                                                              -------    -------
                                                                 608         529

Profit before undernoted item                                    374         242
Other income                                                      18          10
                                                              -------    -------
Profit before income taxes                                       392         252
                                                              -------    -------
Income tax provision                                              10          --
Profit for the period                                            382         252
                                                              =======    =======
Deficit at beginning of period                                (3,826)     (5,160)
                                                              -------    -------
                                                              (3,444)     (4,908)
                                                              =======    =======
Profit per common share (in dollars)                            0.02        0.01
Weighted average number of common shares (in thousands)       21,789      19,614

UNAUDITED (ALL AMOUNTS IN US DOLLARS EXCEPT WHERE OTHERWISE NOTED)

                         INTERNATIONAL ABSORBENTS INC.
                CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS
                           (US dollars, in thousands)

                                                                       3 MONTHS ENDED
                                                              --------------------------------
                                                              APRIL 30, 2000    APRIL 30, 1999
                                                              --------------    --------------
Cash flows from operating activities                              $  122             $392
Cash flows used in investing activities                              (96)             (48)
Cash flows used in financing activities                              372                3
                                                                  ------             ----
Net change in cash                                                $  398             $347
Cash and cash equivalents, beginning of period                    $1,324             $195
Cash and cash equivalents, end of period                          $1,722             $542
                                                                  ======             ====

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

(US dollars, in thousands, except where otherwise noted)

1.   BASIS OF CONSOLIDATION AND PRESENTATION

The consolidated financial statements include the accounts of International Absorbents Inc. ("IABS") and its wholly-owned subsidiaries Absorption Corp ("Absorption"), a Nevada company doing business in Washington State, and Total Absorb Inc. ("TAI"), a British Columbia company.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada and with the instructions to form 10-Q and Rule 10 of Regulation S-X promulgated by the United States Securities and Exchange Commission. Differences with respect to accounting principles generally accepted in the United States, which are not significant, are disclosed in Note 12. Such financial statements do not include all disclosures required by generally accepted accounting principles for annual financial statement reporting purposes. However, there has been no material change in the information disclosed in the company's annual consolidated financial statements dated January 31, 2000, except as disclosed herein. Accordingly, the information contained herein should be read in conjunction with annual consolidated financial statements and related disclosures. Certain amounts have been restated to conform with the presentation for Fiscal Year 2000.

The accompanying interim consolidated statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of the interim periods presented. Results of operations for the period ended April 30, 2000 are not necessarily indicative of results expected for an entire year.

2.   SHARE CAPITAL

AUTHORIZED
100,000,000 common shares without par value.

COMMON SHARES ISSUED

                                                                SHARES      AMOUNT
                                                              ----------    ------
BALANCE AS OF JANUARY 31, 1999                                19,601,054     6,584

YEAR ENDED JANUARY 31, 2000                                     SHARES       AMOUNT
                                                              ----------    -------
  For cash
    Exercise of options                                          737,500    $  146
    Exercise of warrants                                         432,941        76
                                                              ----------    ------
    Issued during the year                                     1,170,441       222
                                                              ----------    ------
    Balance as of January 31, 2000                            20,771,495    $6,806
                                                              ==========    ======

UNAUDITED (ALL AMOUNTS IN US DOLLARS EXCEPT WHERE OTHERWISE NOTED)

                                                                SHARES      AMOUNT
                                                              ----------    ------
PERIOD ENDED APRIL 30, 2000
  For cash
    Exercise of options                                           20,250         4
    Exercise of warrants                                       1,495,742       374
                                                              ----------    ------
    Issued during the period                                   1,515,992       378
                                                              ----------    ------
    Balance as of April 30, 2000                              22,287,487    $7,184
                                                              ==========    ======

Share transactions (excluding exercise of options and warrants) during the period ending April 30, 2000 and the year ending January 31, 2000

Pursuant to Regulation D, subscription agreements entered into in March of 1998, 3,013,864 common shares were issued through an employee stock purchase at a price of $0.085 per share for total proceeds of $256,179. As part of the subscription agreement, share purchasers were issued 1,506,930 warrants with an exercise price of $0.25. No finder's fees were payable in respect of this subscription.

STOCK OPTIONS

                                                              NUMBER OF
                                                              UNDERLYING       EXERCISE
                                                                SHARES          PRICES
                                                              ----------    ---------------
Stock options outstanding, January 31, 1999                   1,427,836     $0.20 to C$0.91
                                                              ---------     ---------------
  Granted                                                     1,023,400     $0.34 to $1.00
  Exercised                                                    (737,500)         $0.20
  Surrendered or expired                                        (32,336)    $0.20 to $0.91
                                                              ---------     ---------------
Stock options outstanding, January 31, 2000                   1,681,400     $0.20 to $1.00
  Exercised                                                     (20,250)         $0.20
                                                              ---------     ---------------
Stock options outstanding, April 30, 2000                     1,661,150     $0.20 to $1.00
                                                              =========     ===============

Stock options outstanding at April 30, 2000 are due to expire from October 1, 2000 to September 30, 2004. Pursuant to the vesting terms of the option agreements, stock options to purchase 1,042,650 common shares were eligible for exercise at April 30, 2000 (at January 31, 2000 - 658,000).

WARRANTS

                                                              NUMBER OF
                                                              UNDERLYING       EXERCISE
                                                                SHARES          PRICES
                                                              ----------    --------------
Warrants outstanding, January 31, 1999                        2,546,930     $0.10 to $1.75
                                                              ----------    --------------
  Exercised                                                    (482,941)    $0.10 to $0.50
  Surrendered or expired                                       (380,000)    $0.50 to $1.75
                                                              ----------    --------------
Warrants outstanding, January 31, 2000                        1,683,989     $0.10 to $0.25
  Exercised                                                   (1,495,742)       $0.25
  Surrendered or expired                                        (38,247)    $0.10 to $0.25
                                                              ----------    --------------
Warrants outstanding, April 30, 2000                            150,000     $0.20 to $0.25
                                                              ==========    ==============

Warrants outstanding at April 30, 2000 are due to expire from January 23, 2001 to December 7, 2001.

MANAGEMENT'S DISCUSSION & ANALYSIS

OUTLOOK

International Absorbents, Inc. continues to experience record revenue and sales growth each quarter, as compared to the same quarter in the previous fiscal year. Because of our improved financial position, many opportunities have resulted, which we are aggressively pursuing. These opportunities include product lines can bring us growth, are based on proven technology and have an established distribution network. Our technologically superior products are now being introduced into billion

UNAUDITED (ALL AMOUNTS IN US DOLLARS EXCEPT WHERE OTHERWISE NOTED) dollar markets. International Absorbents now has a no debt balance sheet, which means we have a solid foundation to support future growth.

Currently, we anticipate that our revenues will continue to increase. The majority of the revenue growth will occur in the Animal Care division, due to growth in existing product lines, increased distribution, and the addition of new product lines. For the first time in several quarters, expansion is seen in the Industrial division, driven by increased international sales.

SALES REVENUE for the three months ended April 30, 2000 net of allowances and discounts were $2,178,000, an increase of 24% in comparison to the three months ended April 30, 1999 total of $1,751,000. This increase in sales revenue was mainly due to an increase in Animal Care products sales volumes.

For the balance of fiscal year 2001, further sales revenue growth is expected due to continued expansion of the Company's animal care distribution in the pet bedding market. This sales growth will result from the addition of new regional distributors, increasing sales of new product lines, and increased sales through existing distributors and direct buying retailers. The Company's Industrial division is also expected to experience sales revenue growth as current marketing programs develop.

GROSS PROFITS on total sales for the three months ended April 30, 2000 were $982,000 (or 45%) versus $771,000 (or 44%) for the three months ended April 30, 1999. This increase was due to improvements in the company's manufacturing efficiencies and volume based efficiencies resulting from increased production rates.

Gross profits are expected to remain at current levels, but could improve later in the fiscal year as the company invests in capital equipment.

NET PROFIT improved for the three months ended April 30, 2000 versus the three month period ended April 30, 1999. Net profits increased to $382,000 profit from a profit of $252,000. This increase was due to an increase in sales, an improvement in the gross margin, and the maintenance of general and administrative costs.

GENERAL AND ADMINISTRATIVE EXPENSES increased for the three months ended April 30, 2000 to $282,000 from $279,000 for the three months ended April 30, 1999, resulting in an increase of 1%. This minimal increase was principally due to increased operating costs resulting from the company's growth.

Total general and administrative expenses for the fiscal year are expected to remain at current levels, but decrease significantly as a percentage of sales.

MARKETING EXPENSES were $326,000 for the three months ended April 30, 2000, an increase of 30% from the three month period ended April 30, 1999 total of $250,000. This increase reflects an expansion of our Animal Care sales activities and costs associated with launching new product lines.

Marketing expenses are expected to continue near this level for the remainder of the 2001 fiscal year.

LIQUIDITY AND CAPITAL RESOURCES WERE $2,485,000 in working capital on April 30, 2000 . This was an improvement from positive $581,000 at January 31, 2000. The current ratio (current assets to current liabilities) at period end increased to
4.42 from 1.59 at January 31, 1999. These changes were mainly due to current assets produced from operations.

CASH FLOW GENERATED FROM OPERATIONS was $122,000 for the three months ended April 30, 2000 versus $392,000 for the three months ended April 30, 1999. We expect to continue to generate cash from operations, even though we may use various credit facilities to finance manufacturing improvements or for the introduction of new product lines.

                                   YEAR 2000

Historically, certain computerized systems have used two digits rather than four digits to define the applicable year, which could result in recognizing a date using "00" as the year 1900 rather than the year

UNAUDITED (ALL AMOUNTS IN US DOLLARS EXCEPT WHERE OTHERWISE NOTED)

2000. This could have resulted in major failures or miscalculations and is generally referred to as the "year 2000 issue". International Absorbents, Inc. recognized that the impact of the year 2000 issue could extend beyond traditional computer hardware and software to automated plant systems and instrumentation, as well as to third parties. The year 2000 issue has been addressed within the company by its individual departments and progress and results have been reported periodically to management. We committed resources to conduct risk assessments and took corrective action where required within each of the following areas: information technology, plant systems, and external parties.

Assessment audits of the information technology systems were completed in the fourth quarter of fiscal year 1999. We adopted a plan to update all systems, which may be effected by the year 2000 issue, in the first quarter of fiscal year 2000. The plan was completed and the information systems were upgraded during the third quarter of fiscal year 2000. We have back up systems in place in the unlikely event the year 2000 issue effects our new information systems. As of the filing date of this document there have been no events involving our information technology systems, which have materially effected the operations of the company. In the plant systems area, 100 percent of our systems have been assessed and will not be effected by the year 2000 issue. We have backup plans for all plant systems, which allows us to maintain a full production schedule in the unlikely case of a year 2000 failure. As of the filing date of this document there have been no events involving our plant systems, which have materially effected the operations of the company. An assessment audit of external parties was completed in the third quarter of fiscal year 2000. Not all companies have demonstrated a willingness to respond to year 2000 readiness questions, even with the new legislation on the issue. A significant number of our suppliers have responded in the affirmative that they are prepared. No third parties have responded in the negative. A large number have not responded at all, mainly due to legal concerns about liability. Steps were taken to remediate the unlikely event that a year 2000 issue would effect our ability to service our customers. As of the filing date of this document, no third party year 2000 events have occurred which materially effected the operations of the company.

The total cost of our year 2000 activities did not exceed $40,000. These costs did not materially effect our operations, liquidity, or capital resources.

Even though January 1, 2000 has passed, failure to address a year 2000 issue could still result in business disruptions that may materially affect our operations, liquidity, or capital resources. We have prepared contingency plans to address year 2000 issues which may have a material affect. Typically these contingency plans address the results of single events while the scope of year 2000 issues may cause multiple events for longer durations. It is not possible for us to anticipate all multiples of events which may occur. We will plan for multiple events to the best of our abilities and resources.

There is still uncertainty about the scope of the year 2000 issue. At this time we cannot quantify the potential impact of these failures. Our year 2000 program and contingency plans were developed to address issues within our control. The program minimizes, but does not eliminate the issues of external parties.

                           FORWARD-LOOKING STATEMENTS

Statements made in this document referring to the Company's outlook, expected sales, gross profits, net profits, future expense levels, the Company's liquidity, and cash flows are forward-looking statements. Also statements about the Company's future financial position are forward-looking statements. It is important to note that the Company's actual results could differ materially from those projected, due to various risk factors. Those risks include, but are not limited to, the Company's ability to service and penetrate new markets, changes in market conditions, increased labor costs due to labor shortages, unexpected changes in utility, abilities of suppliers, and exceptional marketing or administrative costs needed to maintain current business levels. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's SEC filings, including but not limited to forms 10-KSB, 10-QSB and the proxy statement.

UNAUDITED (ALL AMOUNTS IN US DOLLARS EXCEPT WHERE OTHERWISE NOTED)

PART II -- OTHER INFORMATION

5.   OTHER INFORMATION

     Directors as at April 30, 2000:

       Gordon L. Ellis
       Stephen H. Silbernagel
       John J. Sutherland, Jr.
       Douglas E. Ellis
       Shawn M. Dooley

6.   EXHIBITS AND REPORTS ON FORM 8-K

        Ex -- 27.1 Financial Data Schedule

        No reports on Form 8-K have been filed during the period ended April 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INTERNATIONAL ABSORBENTS INC.
                                          (Registrant)





DATE:      6/1/2000                       /s/ Gordon L. Ellis
      ------------------                  -----------------------------
                                          Gordon L. Ellis
                                          President & CEO



UNAUDITED (ALL AMOUNTS IN US DOLLARS EXCEPT WHERE OTHERWISE NOTED)