Form 10QSB
period 2000-07-31
INTERNATIONAL ABSORBENTS INC
filed 2000-09-05
CIK 813634

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                      ------------------------------------

                                  FORM 10-QSB


   [X]          Quarterly Report Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934

                    FOR THE QUARTERLY PERIOD ENDED JULY 31, 2000

                                         OR

   [ ]          Transition Report Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934
                For the transition period from ________ to ________

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

                                                                Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 30, 2000.


            Title of Class                                 No. of Shares
     Common Shares, no par value                             22,357,487


================================================================================

                         INTERNATIONAL ABSORBENTS INC.

                          CONSOLIDATED BALANCE SHEETS

                           (US dollars, in thousands)

                                                                JULY 31, 2000    JANUARY 31, 2000
ASSETS
Current assets:
  Cash                                                             $ 1,745           $ 1,324
  Accounts receivable                                                  992               739
  Inventories                                                          335               310
  Prepaid expenses                                                      89                64
                                                                   -------           -------
                                                                   $ 3,161           $ 2,437
  Fixed assets                                                       1,446             1,183
  Other assets                                                         139                60
                                                                   -------           -------
                                                                   $ 4,746           $ 3,680
                                                                   =======           =======
LIABILITIES
Current liabilities:
  Accounts payable                                                 $   683           $   659
  Operating line of credit                                              --                --
  Income taxes payable                                                  10                38
  Due to related parties                                                 4                 3
                                                                   -------           -------
                                                                   $   697           $   700
  Long-term liabilities                                                 --                --
                                                                   -------           -------
                                                                   $   697           $   700
SHAREHOLDERS' EQUITY
  Share capital                                                    $ 7,192           $ 6,806
  Deficit                                                           (3,143)           (3,826)
                                                                   -------           -------
                                                                   $ 4,746           $ 3,680
                                                                   =======           =======

                         INTERNATIONAL ABSORBENTS INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                           (US dollars, in thousands)

                                                                     6 MONTHS              3 MONTHS
                                                                7/31/00    7/31/99    7/31/00    7/31/99
Sales revenues                                                  $4,237     $3,621     $2,058     $ 1,870
Cost of goods sold                                               2,359      2,019      1,162       1,039
                                                                ------     ------     ------     -------
                                                                 1,878      1,602        896         831
Gross margin                                                       44%        44%        44%         44%
Corporate and administrative expenses:
  Marketing and sales                                              650        492        324         235
  General and administrative                                       578        528        295         259
                                                                ------     ------     ------     -------
                                                                 1,228      1,020        619         494
Profit before undernoted item                                      650        582        277         337
Other income                                                        43         14         24           8
                                                                ------     ------     ------     -------
Profit before income taxes                                         693        596        301         345
                                                                ------     ------     ------     -------
Income tax provision                                                10         --         --          --
Profit for the period                                              683        596        301         345
                                                                ======     ======     ======     =======
Deficit at beginning of period                                  (3,826)    (5,159)    (3,444)     (4,908)
                                                                ------     ------     ------     -------
                                                                (3,143)    (4,563)    (3,143)     (4,563)
Profit per common share (in dollars)                              0.03       0.03       0.01        0.02
Weighted average number of common shares (in thousands)         22,058     19,616     22,322      19,615


UNAUDITED (ALL AMOUNTS IN US DOLLARS EXCEPT WHERE OTHERWISE NOTED)             2

                         INTERNATIONAL ABSORBENTS INC.

            CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION

                           (US dollars, in thousands)

                                                                        6 MONTHS ENDED
                                                                JULY 31, 2000    JULY 31, 1999
Cash flows from operating activities                                  458             679
Cash flows used in investing activities                              (429)             --
Cash flows from financing activities                                  392            (209)
                                                                    -----            ----
Net change in cash                                                    421             470
Cash and cash equivalents, beginning of period                      1,324             195
                                                                    -----            ----
Cash and cash equivalents, end of period                            1,745             665
                                                                    =====            ====

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

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada and with the instructions to form 10-Q and Rule 10 of Regulation S-X promulgated by the United States Securities and Exchange Commission. Differences with respect to accounting principles generally accepted in the United States, which are not significant, are disclosed in Note 12. Such financial statements do not include all disclosures required by generally accepted accounting principles for annual financial statement reporting purposes. However, there has been no material change in the information disclosed in the Company's annual consolidated financial statements dated January 31, 2000, except as disclosed herein. Accordingly, the information contained in this report should be read in conjunction with annual consolidated financial statements and related disclosures. Certain amounts have been restated to conform to the presentation for Fiscal Year 2000.

The accompanying interim consolidated statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of the interim periods presented. Results of operations for the period ended July 31, 2000 are not necessarily indicative of results expected for an entire year.

2.   SHARE CAPITAL

AUTHORIZED
100,000,000 common shares without par value.

COMMON SHARES ISSUED

                                                                  SHARES      AMOUNT
BALANCE AS OF JANUARY 31, 1999                                  19,601,054    6,584

                                                                  SHARES      AMOUNT
YEAR ENDED JANUARY 31, 2000
  For cash
     Exercise of options                                           737,500    $  146
     Exercise of warrants                                          432,941        76
                                                                ----------    ------
     Issued during the year                                      1,170,441       222
                                                                ----------    ------
     Balance as of January 31, 2000                             20,771,495    $6,806
                                                                ==========    ======


UNAUDITED (ALL AMOUNTS IN US DOLLARS EXCEPT WHERE OTHERWISE NOTED)             3

PERIOD ENDED JULY 31, 2000
  For cash
     Exercise of options                                            90,250        18
     Exercise of warrants                                        1,495,742       374
                                                                ----------    ------
     Issued during the period                                    1,585,992       392
     Balance as of July 31, 2000                                22,357,487    $7,198
                                                                ==========    ======

Share transactions (excluding exercise of options and warrants) during the period ending July 31, 2000 and the year ending January 31, 2000

Pursuant to Regulation D, subscription agreements entered into in March of 1998, 3,013,864 common shares were issued through an employee stock purchase at a price of $0.085 per share for total proceeds of $256,179. As part of the subscription agreement, share purchasers were issued 1,506,930 warrants with an exercise price of $0.25. No finder's fees were payable in respect of this subscription.

STOCK OPTIONS

                                                                NUMBER OF
                                                                UNDERLYING       EXERCISE
                                                                  SHARES          PRICES
Stock options outstanding, January 31, 1999                     1,427,836     $0.20 to C$0.91
                                                                ---------     ---------------
  Granted                                                       1,023,400      $0.34 to $1.00
  Exercised                                                      (737,500)         $0.20
  Surrendered or expired                                          (32,336)     $0.20 to $0.91
                                                                ---------     ---------------
Stock options outstanding, January 31, 2000                     1,681,400      $0.20 to $1.00
  Exercised                                                       (90,250)         $0.20
Stock options outstanding, July 31, 2000                        1,591,150      $0.20 to $1.00
                                                                =========     ===============

Stock options outstanding at July 31, 2000 are due to expire from October 1, 2000 to September 30, 2004. Pursuant to the vesting terms of the option agreements, stock options to purchase 1,407,900 common shares were eligible for exercise at July 31, 2000 (at January 31, 2000 - 658,000).

WARRANTS

                                                                NUMBER OF
                                                                UNDERLYING       EXERCISE
                                                                  SHARES          PRICES
Warrants outstanding, January 31, 1999                           2,546,930    $0.10 to $1.75
                                                                ----------    --------------
  Exercised                                                       (482,941)   $0.10 to $0.50
  Surrendered or expired                                          (380,000)   $0.50 to $1.75
                                                                ----------    --------------
Warrants outstanding, January 31, 2000                           1,683,989    $0.10 to $0.25
  Exercised                                                     (1,495,742)       $0.25
  Surrendered or expired                                           (38,247)   $0.10 to $0.25
                                                                ----------    --------------
Warrants outstanding, July 31, 2000                                150,000    $0.20 to $0.25
                                                                ==========    ==============

Warrants outstanding at July 31, 2000 are due to expire from January 23, 2001 to December 7, 2001.


UNAUDITED (ALL AMOUNTS IN US DOLLARS EXCEPT WHERE OTHERWISE NOTED)             4

MANAGEMENT'S DISCUSSION & ANALYSIS

OUTLOOK

International Absorbents, Inc. continues to experience record sales growth each quarter, as compared to the same quarter in the previous fiscal year. Our improved financial position has presented many opportunities that we are aggressively pursuing. These include product lines that can bring us growth, are based on proven technology, and have an established distribution network. Our technologically superior products are now being introduced into billion dollar markets. International Absorbents has a no debt balance sheet, which means we have built a solid foundation to support future growth.

Currently, we anticipate that our revenues will continue to increase. The majority of the revenue growth will occur in the Animal Care division, due to growth in existing product lines, increased distribution, and the addition of new product lines. For the first time in several quarters, expansion is seen in the Industrial division, driven by increased international sales. The Company's industrial division sales are expected to show some sales growth.

SALES REVENUE for the three months ended July 31, 2000, net of allowances and discounts, were $2,058,000, an increase of 10% in comparison to the three months ended July 31, 1999 total of $1,870,000. Sales revenue for the six months ended July 31, 2000, net of allowances and discounts, were $4,237,000, an increase of 17% in comparison to the six months ended July 31, 1999 total of $3,621,000.

This increase in sales revenue was mainly due to an increase in Animal Care products sales volumes.

For the balance of fiscal year 2001, further sales revenue growth is expected due to expansion of the Company's Animal Care distribution. This sales growth will result from the addition of new product lines, direct sales to national accounts, and an increase in volume through existing distributors.

GROSS PROFIT on net sales revenues for the three months ended July 31, 2000 were $896,000 (or 44%) versus $831,000 (or 44%) for the three months ended July 31, 1999. Gross profits on total sales for the six months ended July 31, 2000 were $1,878,000 (or 44%) versus $1,602,000 (or 44%) for the six months ended
July 31, 1999.

These increases were primarily due to the growth in sales and the maintenance of the Company's manufacturing efficiencies.

For the balance of fiscal year 2001, gross profits will remain at current levels because of production efficiencies that have been achieved.

NET PROFIT for the three-month period ended July 31, 2000, were $301,000 versus $345,000 for the three-month period ended July 31, 1999. The Company's net profit improved for the six month period ended July 31, 2000 to $683,000 verse $596,000 in the six month period ended July 31, 1999.

The six-month increase was due to an increase in sales and the maintenance of the Company's gross margin.

For the remainder of fiscal year 2001, profits are expected to remain at levels approximately equal to those of the previous year. This is mainly due to marketing investments in new product lines.

GENERAL AND ADMINISTRATIVE EXPENSES increased for the three months ended July 31, 2000 to $295,000 from $259,000 for the three months ended July 31, 1999, resulting in a 14% change. These expenses increased for the six month period ended July 31, 2000 to $578,000 from $528,000 for the six month period ended July 31, 1999, resulting in a 10% change. This increase was principally due to additional operating costs resulting from the Company's increase in sales.

Total general and administrative expenses for the fiscal year are expected to increase as the Company grows, but decrease as a percentage of sales.


UNAUDITED (ALL AMOUNTS IN US DOLLARS EXCEPT WHERE OTHERWISE NOTED)             5

MARKETING EXPENSES were $324,000 for the three months ended July 31, 2000 an increase of 38% from the three-month period ended July 31, 1999 total of $235,000. Marketing expenses were $650,000 for the six months ended July 31, 2000, an increase of 32% from the six-month period ended July 31, 1999, for a total of $492,000. This increase reflects new marketing programs, marketing costs related to the introduction of new products, and additional sales staff.

Marketing expenses are expected to continue near this level for the remainder of the 2001 fiscal year, while decreasing significantly as a percentage of sales revenue.

LIQUIDITY AND CAPITAL RESOURCES. At July 31, 2000 the Company had $2,464,000 in working capital. This was an improvement from $1,737,000 at January 31, 2000. The current ratio (current assets to current liabilities) at period end increased to 4.54 from 3.48 at January 31, 2000. These changes were mainly due to the Company's profitability and positive cash flows.

CASH FLOW from operations was $458,000 for the six months ended July 31, 2000 versus $679,000 for the six months ended July 31, 1999. The Company expects to continue to generate cash from operations, even though it may use various credit facilities to finance manufacturing improvements and for the introduction of new product lines.

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

Even though January 1, 2000 has passed, failure to address a year 2000 issue could still result in business disruptions that may materially affect our operations, liquidity, or capital resources. We have prepared contingency plans to address year 2000 issues that may have a material affect. Typically these contingency plans address the results of single events while the scope of year 2000 issues may cause multiple events for longer durations. It is not possible for us to anticipate all multiples of events that may occur. We will plan for multiple events to the best of our abilities and resources.


UNAUDITED (ALL AMOUNTS IN US DOLLARS EXCEPT WHERE OTHERWISE NOTED)             8

There is still uncertainty about the scope of the year 2000 issue. At this time we cannot quantify the potential impact of these failures. Our year 2000 program and contingency plans were developed to address issues within our control. The program minimizes, but does not eliminate the issues of external parties.

                           FORWARD-LOOKING STATEMENTS

Statements made in this document referring to the Company's outlook, expected sales, gross profits, net profits, future expense levels, the Company's liquidity, and cash flows are forward-looking statements. Also statements about the Company's future financial position are forward-looking statements. It is important to note that the Company's actual results could differ materially from those projected, due to various risk factors. Those risks include, but are not limited to, the Company's ability to service and penetrate new markets, changes in market conditions, increased labor costs due to labor shortages, unexpected changes in utility, the abilities of suppliers, and exceptional marketing or administrative costs needed to maintain current business levels. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's SEC filings, including but not limited to forms 10-KSB, 10-QSB and the Proxy Statement.

PART II -- OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual General Meeting of Shareholders held on June 12, 2000, the following proposals were adopted by the following margins indicated.

1. The selection of PricewaterhouseCoopers to continue as the auditors for International Absorbents, Inc., was approved by the following vote: For -- 17,023,539; Against -- 24,859; Withheld -- 206,928.

2. The election of the following directors who will serve until their successors are elected and qualified, or their earlier death or resignation:

                                                            NUMBER OF SHARES
                                                         ----------------------
                                                            FOR        WITHHELD
                                                         ----------    --------
     Gordon Ellis                                        16,935,967    319,395
     Douglas E. Ellis                                    16,970,267    285,095
     Shawn M. Dooley                                     17,104,705    150,657

3. The Company's 1993 Stock Option Plan -- US Participants, was amended to include U.S. Resident Directors of the Company as eligible participants under the Plan, by the following vote: For -- 16,224,905; Against -- 980,497; Withheld -- 49,960.

4. The Company's 1993 Stock Option Plan -- US Participants, was amended to increase the number of Common Shares authorized for issuance from 1,325,000 to 1,950,000 Common Shares, by the following vote: For -- 15,914,375; Against -- 1,227,367; Withheld -- 63,620.

5. The Company's 1993 Equity Incentive Stock Option Plan, was amended to increase the number of authorized Common Shares from 1,000,000 to 1,425,000 Common Shares, by the following vote: For -- 15,881,995; Against -- 1,313,547; Withheld -- 59,820.


UNAUDITED (ALL AMOUNTS IN US DOLLARS EXCEPT WHERE OTHERWISE NOTED)             7

ITEM 5. OTHER INFORMATION

    Directors as at July 31, 2000:

        Gordon L. Ellis

        Stephen H. Silbernagel

        John J. Sutherland, Jr.

        Douglas E. Ellis

        Shawn M. Dooley

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    Exhibit 27 Financial Data Schedule

    No reports on Form 8-K have been filed during the period ended July 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INTERNATIONAL ABSORBENTS INC.
                                          (Registrant)



Date: 8/31/00                             /s/ Gordon L. Ellis
      -------                             ------------------------------
                                                  Gordon L. Ellis
                                                  President & CEO




UNAUDITED (ALL AMOUNTS IN US DOLLARS EXCEPT WHERE OTHERWISE NOTED)             8