Form 10QSB
period 2000-10-31
INTERNATIONAL ABSORBENTS INC
filed 2000-11-20
CIK 813634

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2000

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________

                         COMMISSION FILE NUMBER 0-15673


                          INTERNATIONAL ABSORBENTS INC.
             (Exact name of registrant as specified in its charter)


  Province of British Columbia, Canada                    None
----------------------------------------    ------------------------------------
    (State of other jurisdiction of         (IRS Employer Identification Number)
     incorporation or organization)


                                1569 Dempsey Road
                        North Vancouver, British Columbia
                                 Canada V7K 1S8
                    ----------------------------------------
                    (Address of principal executive offices)


                                 (604) 681-6181
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                             Yes [x]      No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 15, 2000.


      Title of Class                                           No. of Shares
---------------------------                                    -------------
Common Shares, no par value                                      22,397,485


                          INTERNATIONAL ABSORBENTS INC.

                           CONSOLIDATED BALANCE SHEETS

                           (US dollars, in thousands)

                                                    OCTOBER 31,      JANUARY 31,
                                                       2000             2000
                                                    -----------      -----------
ASSETS
Current assets:
    Cash                                              $ 2,448          $ 1,324
    Accounts receivable                                   981              739
    Inventories                                           415              310
    Prepaid expenses                                      210               64
                                                      -------          -------
                                                      $ 4,054          $ 2,437
    Fixed assets                                        1,407            1,183
    Other assets                                          135               60
                                                      -------          -------
                                                      $ 5,596          $ 3,680
                                                      =======          =======
LIABILITIES
Current liabilities:
    Accounts payable                                  $   910          $   659
    Operating line of credit                               --               --
    Income taxes payable                                   18               38
    Due to related parties                                  4                3
                                                      -------          -------
                                                      $   932          $   700
    Long-term liabilities                                  --               --
                                                      -------          -------
                                                      $   932          $   700
SHAREHOLDERS' EQUITY
    Share capital                                     $ 7,199          $ 6,806
    Deficit                                            (2,535)          (3,826)
                                                      -------          -------
                                                      $ 5,596          $ 3,680
                                                      =======          =======


                          INTERNATIONAL ABSORBENTS INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                           (US dollars, in thousands)

                                                     9 MONTHS                3 MONTHS
                                               ---------------------   ---------------------
                                               10/31/00     10/31/99   10/31/00     10/31/99
                                               --------     --------   --------     --------
Sales revenues                                 $ 7,009      $ 5,582     $ 2,772      $ 1,961
Cost of goods sold                               3,844        3,126       1,486        1,108
                                               -------      -------     -------      -------
                                                 3,165        2,456       1,286          853
Gross margin                                       45%          44%         46%          44%
Corporate and administrative expenses:
    Marketing and sales                          1,100          696         450          205
    General and administrative                     830          777         252          249
                                               -------      -------     -------      -------
                                                 1,930        1,473         702          454

Profit before undernoted item                    1,235          983         585          399
Other income                                        74           22          31            9
                                               -------      -------     -------      -------
Profit before income taxes                       1,309        1,005         616          408
                                               -------      -------     -------      -------
Income tax provision                                18           --           8           --
Profit for the period                            1,291        1,005         608          408
                                               =======      =======     =======      =======

Deficit at beginning of period                  (3,826)      (5,160)     (3,143)      (4,563)
                                               -------      -------     -------      -------
                                                (2,535)      (4,155)     (2,535)      (4,155)

Profit per common share (in dollars)              0.06         0.05        0.03         0.02
Weighted average number of common shares (in
thousands)                                      22,165       19,631      22,375       19,633


UNAUDITED (ALL AMOUNTS IN US DOLLARS EXCEPT WHERE OTHERWISE NOTED)            2

                          INTERNATIONAL ABSORBENTS INC.

            CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION

                           (US dollars, in thousands)


                                                           9 MONTHS ENDED
                                                     ---------------------------
                                                     OCTOBER 31,     OCTOBER 31,
                                                        2000            2000
                                                     -----------     -----------
Cash flows from operating activities                   1,216             899
Cash flows used in investing activities                 (493)             12
Cash flows from financing activities                     400            (299)
                                                       -----            ----
Net change in cash                                     1,123             612
Cash and cash equivalents, beginning of period         1,324             195
                                                       -----            ----
Cash and cash equivalents, end of period               2,447             807
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

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada and with the instructions to form 10-Q and Rule 10 of Regulation S-X promulgated by the United States Securities and Exchange Commission. Differences with respect to accounting principles generally accepted in the United States are not significant. Such financial statements do not include all disclosures required by generally accepted accounting principles for annual financial statement reporting purposes. However, there has been no material change in the information disclosed in the Company's annual consolidated financial statements dated January 31, 2000, except as disclosed herein. Accordingly, the information contained in this report should be read in conjunction with annual consolidated financial statements and related disclosures. Certain amounts have been restated to conform to the presentation for Fiscal Year 2000.

The accompanying interim consolidated statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of the interim periods presented. Results of operations for the period ended October 31, 2000 are not necessarily indicative of results expected for an entire year.

2. SHARE CAPITAL

AUTHORIZED
100,000,000 common shares without par value.

COMMON SHARES ISSUED

                                                                 SHARES   AMOUNT
BALANCE AS OF JANUARY 31, 1999                               19,601,054   $6,584

YEAR ENDED JANUARY 31, 2000                                      SHARES   AMOUNT
    For cash
        Exercise of options                                     737,500   $  146
        Exercise of warrants                                    432,941       76
                                                             ----------   ------
        Issued during the year                                1,170,441      222
                                                             ----------   ------
        Balance as of January 31, 2000                       20,771,495   $6,806
                                                             ==========   ======

UNAUDITED (ALL AMOUNTS IN US DOLLARS EXCEPT WHERE OTHERWISE NOTED)             3

PERIOD ENDED OCTOBER 31, 2000
    For cash
        Exercise of options                            130,250        $   26
        Exercise of warrants                         1,495,742           367
                                                    ----------        ------
        Issued during the period                     1,625,992           393
                                                    ----------        ------
        Balance as of October 31, 2000              22,397,487        $7,199
                                                    ==========        ======


Share transactions (excluding exercise of options and warrants) during the period ending October 31, 2000 and the year ending January 31, 2000

Pursuant to Regulation D, subscription agreements entered into in March of 1998, 3,013,864 common shares were issued through an employee stock purchase at a price of $0.085 per share for total proceeds of $256,179. As part of the subscription agreement, share purchasers were issued 1,506,930 warrants with an exercise price of $0.25. No finder's fees were payable in respect to this subscription.

STOCK OPTIONS

                                                   NUMBER OF
                                                   UNDERLYING        EXERCISE
                                                     SHARES           PRICES
                                                   ----------    ---------------
Stock options outstanding, January 31, 1999         1,427,836    $0.20 to C$0.91
                                                   ----------    ---------------
    Granted                                         1,023,400    $0.34 to $1.00
    Exercised                                        (737,500)       $0.20
    Surrendered or expired                            (32,336)   $0.20 to $0.91
                                                   ----------    ---------------
Stock options outstanding, January 31, 2000         1,681,400    $0.20 to $1.00
    Granted                                            40,000         $.046
    Exercised                                        (130,250)        $0.20
    Surrendered or expired                             (3,100)        $0.54
                                                   ----------    ---------------
Stock options outstanding, October 31, 2000         1,588,050    $0.20 to $1.00
                                                   ==========    ===============


Stock options outstanding at October 31, 2000 are due to expire from October 1, 2001 to September 30, 2004. Pursuant to the vesting terms of the option agreements, stock options to purchase 1,356,050 common shares were eligible for exercise at October 31, 2000 (at January 31, 2000 -- 658,000).

WARRANTS

                                                   NUMBER OF
                                                  UNDERLYING         EXERCISE
                                                    SHARES            PRICES
                                                  ----------      --------------
Warrants outstanding, January 31, 1999             2,546,930      $0.10 to $1.75
                                                  ----------      --------------
    Exercised                                       (482,941)     $0.10 to $0.50
    Surrendered or expired                          (380,000)     $0.50 to $1.75
                                                  ----------      --------------
Warrants outstanding, January 31, 2000             1,683,989      $0.10 to $0.25
    Exercised                                     (1,495,742)          $0.25
    Surrendered or expired                           (38,247)     $0.10 to $0.25
                                                  ----------      --------------
Warrants outstanding, October 31, 2000               150,000      $0.20 to $0.25
                                                  ==========      ==============


Warrants outstanding at October 31, 2000 are due to expire from January 23, 2001 to December 7, 2001.


UNAUDITED (ALL AMOUNTS IN US DOLLARS EXCEPT WHERE OTHERWISE NOTED)             4

MANAGEMENT'S DISCUSSION & ANALYSIS

OUTLOOK

International Absorbents, Inc. continues to experience record sales growth each quarter, as compared to the same quarter in the previous fiscal year. Our improved financial position has presented many opportunities that we are aggressively pursuing. These include product line extensions, expanding our manufacturing technology into other applications in new markets and leveraging our established distribution network by adding synergistic product lines through acquisition or contract manufacturing. Our technologically superior products are now being introduced into new billion dollar markets. International Absorbents has a no debt balance sheet, which means we have built a solid foundation to support future growth.

Currently, we anticipate that our revenues will continue to increase. The majority of the revenue growth will occur in the Animal Care division, due to growth in existing product lines, increased distribution, and the addition of new product lines. The Company's Industrial division sales are expected to remain at current levels.

SALES REVENUE for the three months ended October 31, 2000, net of allowances and discounts, were $2,772,000, an increase of 41% in comparison to the three months ended October 31, 1999 total of $1,961,000. Sales revenue for the nine months ended October 31, 2000, net of allowances and discounts, were $7,009,000, an increase of 26% in comparison to the nine months ended October 31, 1999 total of $5,582,000.

This increase in sales revenue was mainly due to an increase in sales of Animal Care products.

For the balance of fiscal year 2001, further sales revenue growth is expected, in comparison to the same period in previous years. This sales growth will result from new product lines, direct sales to national accounts, and an increase in volume through existing distributors.

GROSS PROFIT on net sales revenues for the three months ended October 31, 2000 were $1,286,000 (or 46%) versus $853,000 (or 44%) for the three months ended October 31, 1999. Gross profits on total sales for the nine months ended October 31, 2000 were $3,165,000 (or 45%) versus $2,456,000 (or 44%) for the nine months ended October 31, 1999.

These increases were primarily due to the growth in sales and the maintenance of the Company's manufacturing efficiencies.

For the balance of fiscal year 2001, gross profits will remain at current levels because of production efficiencies that have been achieved. Significant increases in energy prices will be off-set by nominal price increases and efficiencies achieved from new production equipment.

NET PROFIT for the three-month period ended October 31, 2000 was $608,000 versus $408,000 for the three- month period ended October 31, 1999. The Company's net profit improved for the nine month period ended October 31, 2000 to $1,291,000 versus $1,005,000 in the nine month period ended October 31, 1999.

The nine-month increase was due to an increase in sales and the maintenance of the Company's gross margin.

For the remainder of fiscal year 2001, profits are expected to increase in comparison to those of the previous year. Profits will be less than normally anticipated by our revenue growth, because of significant marketing investments in new product lines.

GENERAL AND ADMINISTRATIVE EXPENSES increased for the three months ended October 31, 2000 to $252,000 from $249,000 for the three months ended October 31, 1999, a 1% change. These expenses increased for the nine month period ended October 31, 2000 to $830,000 from $777,000 for the nine month period ended October 31, 1999, resulting in a 7% change. This increase was principally due to additional operating costs resulting from the Company's increase in sales.


UNAUDITED (ALL AMOUNTS IN US DOLLARS EXCEPT WHERE OTHERWISE NOTED)             5

Total general and administrative expenses for the fiscal year are expected to increase as the Company grows, but decrease as a percentage of sales.

MARKETING EXPENSES were $450,000 for the three months ended October 31, 2000 an increase of 120% from the three-month period ended October 31, 1999 total of $205,000. Marketing expenses were $1,100,000 for the nine months ended October 31, 2000, an increase of 58% from the nine-month period ended October 31, 1999, for a total of $696,000. This increase reflects new marketing programs, marketing costs related to the introduction of new products, and additional sales staff.

Marketing expenses are expected to continue near this level for the remainder of the 2001 fiscal year, while decreasing significantly as a percentage of sales revenue.

LIQUIDITY AND CAPITAL RESOURCES. At October 31, 2000 the Company had $3,114,000 in working capital. This was an improvement from $1,737,000 at January 31, 2000. The current ratio (current assets to current liabilities) at period end increased to 4.35 from 3.48 at January 31, 2000. These changes were mainly due to the Company's profitability and positive cash flows.

CASH FLOW from operations was $1,216,000 for the nine months ended October 31, 2000 versus $899,000 for the nine months ended October 31, 1999. The Company expects to continue to generate cash from operations, even though it may use various credit facilities to finance manufacturing improvements and for the introduction of new product lines.

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

Assessment audits of the information technology systems were completed in the fourth quarter of fiscal year 1999. We adopted a plan to update all systems, which may be affected by the year 2000 issue, in the first quarter of fiscal year 2000. The plan was completed and the information systems were upgraded during the third quarter of fiscal year 2000. We have back up systems in place in the unlikely event the year 2000 issue affects our new information systems. As of the filing date of this document there have been no events involving our information technology systems, which have materially affected the operations of the Company. In the plant systems area, 100 percent of our systems have been assessed and will not be affected by the year 2000 issue. We have backup plans for all plant systems, which allows us to maintain a full production schedule in the unlikely case of a year 2000 failure. As of the filing date of this document there have been no events involving our plant systems, which have materially affected the operations of the Company. An assessment audit of external parties was completed in the third quarter of fiscal year 2000. Not all companies have demonstrated a willingness to respond to year 2000 readiness questions, even with the new legislation on the issue. A significant number of our suppliers have responded in the affirmative that they are prepared. No third parties have responded in the negative. A large number have not responded at all, mainly due to legal concerns about liability. Steps were taken to remediate the unlikely event that a year 2000 issue would affect our ability to service our customers. As of the filing date of this document, no third party year 2000 events have occurred which materially affected the operations of the Company.

The total cost of our year 2000 activities did not exceed $40,000. These costs did not materially affect our operations, liquidity, or capital resources.

Even though January 1, 2000 has passed, failure to address a year 2000 issue could still result in business disruptions that may materially affect our operations, liquidity, or capital resources. We have prepared


UNAUDITED (ALL AMOUNTS IN US DOLLARS EXCEPT WHERE OTHERWISE NOTED)             6
contingency plans to address year 2000 issues that may have a material effect. Typically these contingency plans address the results of single events while the scope of year 2000 issues may cause multiple events for longer durations. It is not possible for us to anticipate all multiples of events that may occur. We will plan for multiple events to the best of our abilities and resources.

There is still uncertainty about the scope of the year 2000 issue. At this time we cannot quantify the potential impact of these failures. Our year 2000 program and contingency plans were developed to address issues within our control. The program minimizes, but does not eliminate the issues of external parties.

                           FORWARD-LOOKING STATEMENTS

Statements made in this document referring to the Company's outlook, expected sales, gross profits, net profits, future expense levels, the Company's liquidity, and cash flows are forward-looking statements. Also statements about the Company's future financial position are forward-looking statements. It is important to note that the Company's actual results could differ materially from those projected, due to various risk factors. Those risks include, but are not limited to, the Company's ability to service and penetrate new markets, changes in market conditions, increased labor costs due to labor shortages, unexpected changes in utilities, the abilities of suppliers, and exceptional marketing or administrative costs needed to maintain current business levels. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's SEC filings, including but not limited to forms 10-KSB, 10-QSB and the Proxy Statement.

PART II -- OTHER INFORMATION

ITEM 5.    OTHER INFORMATION

        Directors as at October 31, 2000:

           Gordon L. Ellis

           Stephen H. Silbernagel

           John J. Sutherland, Jr.

           Douglas E. Ellis

           Shawn M. Dooley


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           No exhibits

           No reports on Form 8-K have been filed during the period ended October 31, 2000.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            INTERNATIONAL ABSORBENTS INC.
                                            (Registrant)



Date:     11/15/00                           /s/ Gordon L. Ellis
      ----------------                       -----------------------------------
                                                 Gordon L. Ellis
                                                 President & CEO


UNAUDITED (ALL AMOUNTS IN US DOLLARS EXCEPT WHERE OTHERWISE NOTED)             7