Form 10KSB
period 2001-01-31
INTERNATIONAL ABSORBENTS INC
filed 2001-04-30
CIK 813634

                                      2001
-------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2001

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

      For the transition period from January 31, 2000 to January 31, 2001.

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

State the issuer's revenues: Sales of $9,464,206 were for the fiscal year ended January 31, 2001.

The aggregate market value of the voting stock (Common Shares) held by non-affiliates of the Registrant was $8,429,246 on April 10, 2001 computed by reference to the closing sale price of the Common Shares on the OTC Bulletin Board on such date. The aggregate number of Common Shares outstanding on April 10, 2001 was 5,619,497.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement prepared for the Company's Annual General Meeting of Shareholders to be held, June 5, 2001 are incorporated by reference in Part III. The Exhibit Index is located on page 43.

Transitional Small Business Disclosure Format (check one):      Yes [ ]   No [X]

                          INTERNATIONAL ABSORBENTS INC.
                          ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2001

                                TABLE OF CONTENTS


ITEM                                                                                           PAGE
NUMBER                                                                                         NUMBER
                                     PART I

1.      Business.............................................................................       3

2.      Properties...........................................................................      10

3.      Legal Proceedings....................................................................      10

4.      Submission of Matters to a Vote of Security Holders..................................      10

                                     PART II

5.      Market for Registrant's Common Equity and Related Stockholder Matters................      11

6.      Management's Discussion and Analysis of Financial Condition and
        Results of Operations................................................................      13

7.      Financial Statements and Supplementary Data..........................................      17

8.      Changes In and Disagreements With Accountants on Accounting and
        Financial Disclosure.................................................................      40

                                    PART III

9.      Directors and Executive Officers of the Registrant...................................      40

10.     Executive Compensation...............................................................      40

11.     Security Ownership of Certain Beneficial Owners and Management.......................      40

12.     Certain Relationships and Related Transactions.......................................      40

                                     PART IV

13.     Exhibits, Financial Statement Schedules and Reports on Form 8-K......................      40


SIGNATURES...................................................................................      42

EXHIBIT INDEX................................................................................      43





Unless otherwise indicated, all dollar amounts in this report are U.S. dollars.

                                     PART I


ITEM 1.    DESCRIPTION OF BUSINESS

GENERAL

International Absorbents, Inc. ("the Company"), primarily through a wholly-owned U.S. subsidiary, Absorption Corp ("Absorption"), is engaged in the development, manufacturing, and marketing of reclaimed industrial waste cellulose sorbent products for the animal bedding, pet litter markets and general industrial or maintenance repair operating ("MRO"), marine spill clean-up markets. The Company was incorporated on May 13, 1983 under the laws of British Columbia, Canada.

Absorption was incorporated in the State of Nevada, is licensed to do business in the State of Washington and is the Company's core operating subsidiary. It leases two properties from the Port of Bellingham, Washington: a manufacturing site on which it has built and owns a 13,000 square foot manufacturing plant and administration facility, and a 12,000 square foot leased building which houses inventory and Absorption's cellulose pad and roll manufacturing equipment. It also leases a 4,000 square foot structure from a private company in Lynden, Washington, in which it manufactures animal litter products.

Total Absorb Inc. ("TAI") is another wholly-owned subsidiary, formed on January 31, 1993, pursuant to the laws of British Columbia by the amalgamation of three preceding subsidiaries. These companies operated at differing periods of time as manufacturers and marketers of the Company's products in Canada. The industrial sales operations of TAI were closed in February 1993 as a result of the appointment of an independent, international marketing organization as the Company's exclusive sales agent for Canada. TAI continues to operate on an administrative basis only, processing Canadian sales of animal care products.

DEVELOPMENTS DURING FISCAL 2001

During the year ended January 31, 2001, a number of events and factors affected the Company's financial resources and operating results as follows:

SALES REVENUES for fiscal 2001 were $9,464,000, an increase of 22% over the fiscal 2000 total of $7,761,000, as greater product sales volume was achieved for the Company's Animal Care product lines. The Company earned after tax INCOME during fiscal 2001 of $2,290,000 or $0.41 per common share as compared to an after tax profit for fiscal 2000 of $1,718,000 or $0.35 per common share.

Towards achieving continued future profitability and revenue growth, the Company completed the following during fiscal 2001:

     a) The Animal Care sales efforts focused on increasing shelf space with existing pet retailers, increased promotional activity with key retailers, and filling in distribution voids in geographical markets not adequately serviced.

     b) International sales by the Industrial Division have continued to expand.

     c) The dog litter brand PUPPY GO POTTY(TM)was purchased and introduced into our existing market channels

     d) Gross margins remained strong as new efficiencies were achieved in the production process to off-set increasing energy costs. These improvements were a result of increased production rates, new equipment, and improved methods.

GROSS PROFIT on total sales for fiscal 2001 were $4,147,000 (or 44%) versus $3,412,000 (or 44%) for the prior fiscal year. This increase was primarily due to continued improvements in manufacturing processes and value related efficiencies, as well as higher sales revenues.

Total CORPORATE, ADMINISTRATIVE, AND EXPENSES for fiscal 2001 increased to $2,907,000 from $2,120,000 for fiscal year 2000, primarily due to increases in costs related to the company's growth.

PRODUCTS MANUFACTURED BY THE COMPANY

During fiscal 2001, the following cellulose-based animal care and industrial absorbent products were manufactured.

                       ANIMAL BEDDING/PET LITTER PRODUCTS

CAREFRESH(R)

CAREFRESH(R) is a cellulose-based bedding product manufactured in Bellingham, Washington. CAREFRESH(R) is designed specifically for use as a small animal bedding for rodents, rabbits, reptiles, and hand-fed exotic birds. It is the Company's primary product. It has the following attributes: superior ammonia odor control, high absorbency, and is lightweight. These qualities make it an ideal alternative to traditional wood shavings and corncob products. CAREFRESH(R) is sold through all major pet store chains in the U.S. and to professional animal care facilities worldwide.

AGRAFRESH(R)

AGRAFRESH(R) is a livestock bedding for dairy cows and other farm animals. It is currently sold in northwest Washington State.

CATWORKS(R)

In February 1994, the CATWORKS(R) cat litter business was acquired from Pet Products Plus, Inc., a major pet food manufacturer. It is a pelletized cat litter made from grain by-products produced by a contract manufacturer in the State of Missouri.

ECOFRESH(TM)

In March 1994, the ECOFRESH(TM) cat litter business was acquired from a small company in southern Ontario, Canada. This low cost cellulose-based litter is granular and is positioned to sell against traditional clay cat litter. It has been in limited distribution in the pet specialty channel for several years. In October of 1999 the company installed its own facility and expanded distribution in the pet channel nationwide. The product was then introduced to the grocery channel on a regional basis in 2000.

HEALTHYPET(TM)

HEALTHYPET(TM) pet bedding is a cellulose, small animal bedding using the same proven technology as our CAREFRESH(TM) pet bedding. HEALTHYPET(TM) is sold in mass merchandiser channels in limited markets.

PUPPY GO POTTY(TM)

The PUPPY GO POTTY(TM) brand and all product rights were acquired from the California inventor during fiscal year 2001. The product creates a new category in the pet industry. It is intended for house bound small dogs living in apartments and condos. The product is available in the pet specialty channel in a majority of the United States and Canada. Distribution is expanding into major pet retail chains and the mass merchandiser channel.

                               INDUSTRIAL PRODUCTS

ABSORBENT W(TM)

ABSORBENT W(TM) is a patented cellulose absorbent specially processed to fully absorb and retain hydrocarbons while simultaneously repelling water. It is sold in loose particulate form, booms, and pillows. Standard or custom spill kits are also available. ABSORBENT W(TM) is a low cost way to remove gross contamination and hydrocarbon sheen from water surfaces. In most cases, contaminated oily wastewater treated with ABSORBENT W(TM) meets regulatory standards for discharge into public waterways. Applications include control of fuel and lubricant spills on land, marine oil spill clean up, and oil/water filtration, alone or in conjunction with mechanical and/or carbon based systems.

ABSORBENT GENERAL PURPOSE(TM) ("GP"), SPILLSORB(TM), AND SPILL-DRI(TM)

ABSORBENT GP(TM) is a universal cellulose absorbent used to absorb all types of liquids including oil, water, and chemicals. It is sold in loose form, as well as in socks and pillows. It is used in maintenance, repair and operations (MRO) in a wide range of manufacturing and service facilities. It is not compatible with aggressive caustics and acids and is susceptible to "blowing" when used in windy conditions in a loose form.

SPILL-DRI(TM) was developed to compete against traditional clay-type industrial sweep products. It has a higher density than ABSORBENT GP(TM) and is more suitable for use as a floor sweep. It is made with a special organic "sheen removal" agent for use on smooth surfaces.

SPILLSORB(TM) is a competitively priced floor sweep made from recycled paper. It is free of airborne crystalline silica and is more absorbent than traditional clay absorbents. It performs better, is safer to use, and does not pose health problems.

RAW MATERIALS

Absorption Corp's products are made from raw materials that are readily available from a number of suppliers. The main component for its Bellingham, WA manufactured products is a cellulose fiber by-product. The pulp and paper mills in the region provide this raw material. Production rates can be fully supported by combinations of fiber from various pulp and paper mills in the Northwest. This diversification of raw material sources improves our ability to fill our fiber needs and improves the quality of our product.

Other raw materials used in the production of our products include chemical binders and other waste fiber, all of which are readily available from several suppliers. We believe that the loss of one or more of our suppliers would not have a significant effect on our operations. The loss of any supplier may cause an increase in freight costs, the amount of which would depend on the distance to the alternative source. Our operations could be adversely affected if a general shortage of raw material were to occur and persist. We have not experienced any serious production delays because raw materials were unavailable.

RESEARCH AND DEVELOPMENT

Current research and development activities include refining existing products, as well as developing new sorbent products and related manufacturing processes for both the animal care industry and industrial markets. Our research and development department also analyzes and tests competitive products to determine new applications for our existing products.

The Company and its subsidiaries expense general research and development. Development costs are expensed During the year ended January 31, 2001, we incurred research and development costs of $43,000 primarily to analyze competitive products and develop new product applications, as compared to $45,000 in fiscal 2000 and $14,000 in fiscal 1999.

MARKETS AND COMPETITION

International Absorbents manufactures a wide range of cellulose based products sold primarily in two markets: 1) animal bedding and pet litter, and 2) general industrial or maintenance/repair/operation (MRO) sorbents. The following is an overview of each market area.

     GENERAL INDUSTRIAL/MRO SORBENT MARKET.

Our industrial sorbent products are currently marketed under the ABSORBENT GP(TM), ABSORBENT W(TM), SPILLSORB(TM), and SPILL-DRI(TM) trade names in Canada, the United States, Europe, and Pacific Rim countries. A significant portion of these industrial products is sold overseas. Absorbents are sold in Canada through a master distributor agreement with ITW Devcon.

Our products compete against clay based floor sweep materials and polypropylene materials in "oil only" and marine based applications. The primary market for our product is maintenance/repair/operation (MRO) in factories, warehouses, and maintenance facilities. Additional markets include marine oil spill response and oil/water filtration applications ranging from storm drain inserts to marine bilge cleanout.

Clay absorbents are sold as commodities on a price basis. Our competitors are regional mines and repackagers. Other organic products such as corncobs also compete in the category. Our products are superior in absorption rate and capacity, are lighter in weight, and have a lower environmental and financial cost from cradle to grave than mineral based absorbents. However, due to the price sensitivity in the MRO marketplace and less stringent regulations and enforcement on "low level waste generators," our products have limited sales, brand recognition or market share.

The price of polypropylene, used by our competitors, has decreased over recent years due to over production, increased competition, and reduced demand. While it is desirable for industry to fix leaks and prevent spills rather than buy materials to deal with the damage, reduced demand has decreased prices and made it more difficult for us to sell our premium priced and superior performing products against low-priced competitors. We have been more successful selling ABSORBENT W(TM) for cleaning up hydrocarbons in the presence of water and for filtering hydrocarbons from contaminated liquids. ABSORBENT W(TM) is a low cost way to enhance the performance of costly mechanical and carbon based filtration systems. More stringent surface runoff regulations may open up new opportunities for ABSORBENT W(TM) in storm water runoff applications.

We continue to evaluate the investment of personnel and other resources against other opportunities. Sales for industrial products are expected to maintain current levels while labor and marketing investments are concentrated in other areas.



     ANIMAL CARE MARKET

Our animal care products consist of CAREFRESH(R) pet bedding, CAREFRESH(R) laboratory bedding, CATWORKS(R) cat litter, ECOFRESH(TM) cat litter, AGRAFRESH(R) livestock bedding, HEALTHYPET(TM) pet bedding, and PUPPY GO POTTY(TM) house training system. The two CAREFRESH(R) products contribute most of the revenue and profits of the animal care market.

CAREFRESH(R) pet bedding is sold throughout North America in the pet specialty channel. This includes independent pet stores serviced by wholesale pet distributors and multi-unit pet retail chains. The primary customers for CAREFRESH(R) are pet owners with rodents, rabbits, reptiles, and bird breeders who hand feed baby birds. CareFRESH(R) controls ammonia odors better and is safer for pets than pine shavings, cedar shavings, or corncobs with which it competes.

Industry figures are difficult to come by in the pet specialty trade. The best estimate for the size of the pet bedding market in the pet specialty market is $60 million, of which the CAREFRESH(R) market share is approximately 10%. CAREFRESH(R) is widely available in 49 of the top 50 retail consumer markets in the U.S. and has a significant presence in the two major pet retail chains. Distribution across Canada (excluding Quebec) was initiated mid year and is growing rapidly.

The pet bedding portion of the mass merchandisers market is estimated to be $60 million. HEALTHYPET(TM) pet bedding was introduced to compete in this channel without jeopardizing the CAREFRESH(R) brand equity. The product has enjoyed steady but unremarkable sales in the retail chains in which it has been placed.

CAREFRESH(R) laboratory animal bedding is used by major universities, biotechnology firms, and federal research laboratories. It is used primarily as a contact bedding for rodents, and as a non-contact bedding for rabbits and other species. A significant portion of our laboratory animal sales come from a private label agreement with Harlan Teklad, which sells our bedding under the label Tekfresh. Harlan Teklad is the second largest laboratory diet manufacturer in the U.S., and the second largest laboratory rodent breeder in the world.

CATWORKS(R) premium cat litter maintained historic sales levels and was not a primary market focus during the year. ECOFRESH(TM) cat litter sales increased in the pet specialty channel, though not as much as anticipated due to competitive pressure for cat litter shelf space. Sales in the grocery channel increased steadily throughout the year, benefiting in the fourth quarter from a change in the promotion mix used to increase sales.

AGRAFRESH(R) livestock bedding is only sold in Northwest Washington due to the freight sensitivity of this high volume, low priced commodity product. Sales have been stable throughout the year. Our main competition here is the sale of Canadian sawdust. Early in the year sawdust prices were low due to an increase in supply, but sawmill shutdowns in the last quarter helped keep supply down and as a result the demand for our product increased.

PUPPY GO POTTY(TM) dog litter and house training system is International Absorbents' entry into a new category in the pet business. The brand and all marketing rights were acquired from its inventor for whom we had previously manufactured the particulate. The product was repackaged with additional products before being rolled out in June. Sales are ahead of management's expectations, but significant marketing investments needed to create the category and increase brand awareness have eliminated profit contribution. Marketing costs will continue at high levels in order to achieve product placement. The product has also been sold in the mass channel against its only competitor, Ralston Purina. International Absorbents believes its product has superior consumer and retail sales appeal and that PUPPY GO POTTY(TM) will become the brand of choice. However, significant marketing investments from a competitor the size of Ralston Purina would make it difficult to achieve the shelf placement needed to develop this product.

BUSINESS SEGMENTS

The Company defines its business segments based upon the market in which its customers sell products. The Company operates principally in two business segments, the animal care industry and the industrial cleanup industry.

The Company management team evaluates segments based upon operating income generated by each segment before depreciation and amortization. Depreciation and amortization are managed on a consolidated basis and as such are not allocated to individual segments. There are no intersegment transactions or significant differences between segment accounting and corporate accounting basis.

A table showing the financial results for the fiscal year of the two segments can be found in the notes of International Absorbents' financial statements, which are included in this document. This table can be found in Note 13 (Segmented Information).

MARKETING AND DISTRIBUTION

The Company's primary function is financing and management, and it does not intend to be directly engaged in the marketing of its products. All marketing and distribution is carried out by its subsidiaries or, in turn, their manufacturer's representatives and their distributors. As of March 2001, Absorption has a total of six in-house and three field marketing and sales personnel. Absorption plans to expand sales personnel in the future as sales increase.

The Company is working diligently to expand its North American and international distributor network with high caliber organizations for all of its product lines. Presently distribution is in place in Australia, New Zealand, Malaysia, Indonesia, Singapore, India, Japan, Taiwan, South Korea, Denmark, Israel, Venezuela, China, Spain, and Argentina.

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

     -    Lead generation and referral

     -    Technical and product information

     -    Product development input and feedback

     -    Literature, samples, and sales support tools

     -    Training and education

     -    Pull-through sales

     -    Efficient freight options

While distributorships are not granted exclusive territories, we try to minimize distributor overlap within geographic area and industry segment so long as market share and sales volume are achieved and maintained. Recognizing the financial effort and emotional commitment required to successfully distribute an innovative product, we believe we are contributing everything commercially possible to facilitate our distributors' success.


INDUSTRIAL PRODUCTS

Competing products in the industrial marketplace are primarily clay and polypropylene. Both are manufactured from non-renewable resources and generate unwanted waste during manufacture and after use. Absorbent products are derived from renewable resources and utilize waste pulp that would otherwise create a disposal problem. We believe that this environmental understanding, coupled with our Absorbent products' better performance, will take on more importance as the environmental movement accelerates.

Additionally, workplace health issues have been raised about the use of sorbents containing airborne silica. Health and environmental agencies in both Canada and the U.S. have investigated the potential effects on health when using various sorbents. Clay-based sorbent products contain silica which health agencies have determined could result in cancer, lung disease, and silicosis.

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

The State of California has enacted regulations (Title 22 of the California Code of Regulations) that require specific warnings on products that are potential health hazards. Bags of clay-based absorbents are required to be labeled, stating that the contents could be a health hazard. We believe that there are many situations where this requirement will render clay-based products unusable, because organizations are not likely to accept the responsibility of using a material that is potentially hazardous to an employee's health. Similarly, some employee groups, particularly those in unionized workplaces, may not allow the use of such material. We believe that millions of tons of clay-based absorbents are used annually. The Company's products are cellulose fiber-based, biodegradable, non-toxic, user friendly, and a natural substitute for clay products. SPILLSORB(TM) has been developed specifically for the purpose of competing in this marketplace.

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

We will continue to maintain our distribution center at our Bellingham, WA plant. When a sale of Absorbent products is made, the order is shipped directly from product inventories located at our Bellingham facility (FOB Bellingham). We strive to maintain a 30 day supply of Industrial products and seven day supply of Animal Care products in our inventory.

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

We are now selling ECOFRESH(TM) cat litter in the grocery market. Our HEALTHYPET(TM) pet bedding is aimed at the mass merchandiser market for small pets known as pocket pets. These new distribution channels offer large potential markets, but will require a financial investment and a different sales approach from our traditional distribution channels. Steady sales growth is expected.

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

NUMBER OF EMPLOYEES

As of March 2001, International Absorbents, Inc. (including its subsidiaries) has 41 full-time employees, none of which are represented by labor unions. In addition, we employ a small number of temporary employees and contractors to provide management, administration, and marketing services.

FINANCIAL INFORMATION RELATING TO GEOGRAPHIC/INDUSTRY SEGMENTS

We are involved primarily in the development, manufacture, distribution, and sales of absorbent products. Our assets are located, and our operations are primarily conducted, in the United States.

MAJOR CUSTOMERS

The Company has two customers who account for more than 10% of its sales but is not dependent upon any other customer or few customers.

ITEM 2.    PROPERTIES

PLANT, SALES/ADMINISTRATION FACILITIES AND WAREHOUSE, BELLINGHAM, WA

Absorption leases approximately 0.7 acres of land from the Port of Bellingham in Washington State, where its absorbent manufacturing facility is situated. This facility also houses sales and administration offices. The lease agreement requires a current monthly rental payment of $1,336 until the agreement expire on August 31, 2005. Under the lease, Absorption must maintain a performance bond and pay for all maintenance, taxes, and insurance on the property. Absorption has exercised its option, to extend the lease for the final five year period at rates to be negotiated.

The Company constructed the manufacturing facility in 1987 for approximately $1.3 million. The building is approximately 13,000 square feet. The site is serviced by rail that is within fifty meters of ocean frontage and has easy access to interstate freeways. The facility can currently produce 14,000 tons of Absorbent particulate each year. The Company believes this facility will be adequate for its manufacturing needs for the immediate future.

On November 1, 2000, the Company entered into a 12-month term sub-lease, renewable annually, covering 12,000 square feet of warehouse space. The lease requires monthly payments of $3,600. The warehouse is located within three miles of the Bellingham plant and will be adequate to store raw materials and finished goods at expected volumes for the next year. If the company chooses not to continue leasing this warehouse, there are several nearby facilities that could be used for approximately the same cost.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An extraordinary General meeting of Shareholders was held on December 20, 2000. The following proposal was adopted by the following margin.

1. To grant the board of directors the authority to alter the authorized capital of the Company by consolidating the existing issued and unissued common shares, whereby each four (4) shares of common stock will be combined into one (1) new share of common stock and to increase the authorized capital of the Company from 25,000,000 common shares without par value to 100,000,000 common shares without par value after giving effect of the consolidation: For - 17,026,596; Against -- 2,218,883; Withheld -- 81,435.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Common Shares of the Company are listed on OTC Bulletin Board under the trading symbol IABI. This is the principal trading market. Shown below are the high and low sale prices for the Common Shares for each of the fiscal years ending January 31, 2001 and 2000. The table below reflects the effect of the one for four stock split which occurred in April 2001.

                                   2001                           2000
                                   ----                           ----
                           HIGH            LOW            HIGH             LOW
                           ----            ---            ----             ---


First quarter             $4.36           $1.88          $2.20            $0.88
Second quarter            $3.00           $2.00          $1.72            $1.04
Third quarter             $2.28           $1.64          $1.64            $1.04
Fourth quarter            $2.96           $1.44          $2.60            $1.36

SHAREHOLDERS

The Company had 560 shareholders of record at January 31, 2001. The articles of the Company do not contain any restrictions on the right to hold or vote the Company's Common Shares.

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

EXCHANGE CONTROLS AND OTHER LIMITATIONS AFFECTING SECURITY HOLDERS

Canada has no system of exchange controls. There are no restrictions on the remittance of dividends, interest, or other similar payments to nonresident holders of the registrant's securities.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SALES

International Absorbent's net sales in 2001 were $9,464,000 compared to the fiscal year 2000 total of $7,761,000 and $5,969,000 in 1999. This 22% increase was achieved primarily through an increase in sales of the Animal Care division's flag ship product, CAREFRESH(R) small animal bedding. Sales also increased among the other Animal Care product lines. Sales to both regional distributors and direct buying accounts increased due to customer recognition of the products' superior performance, company sponsored promotional activity, and increased customer support. The 30% increase in sales revenues for fiscal 2000 over the 1999 total of $5,969,000 was due to increases among Animal Care product lines. The 2002 sales growth rate is expected to be higher than that of each of the two previous fiscal years. The rate at which sales grow will be determined by the market's acceptance of a price increase, which was put into effect over the first three months of the year, continued growth of the Company's CAREFRESH(R) small animal bedding, increased distribution of products introduced by the company over the past two years, and the introduction of several new ancillary small animal products.

GROSS PROFITS

Gross profits on net sales for 2001 were $4,147,000, or 44%. In 2000 they were $3,412,000, or 44% and $2,263,000 38% in 1999. In fiscal year 2001 new production equipment was installed to increase production capacity and to improve production cost efficiencies. Both goals were achieved, but reduced costs were not realized to the extent expected due to a sharp year-end rise in utility prices. Even though gross profits increased, gross margins (gross profit divided by net sales) remained the same, because production efficiencies were offset by the aforementioned cost increases. The gross profit increase in fiscal 2000 was due to production efficiencies achieved through increased volumes and improvements to our manufacturing process. Because energy prices have recently increased over a three month period to levels which energy pricing experts had predicted would not be reached for five to ten years, it is unknown how this factor will definitively effect gross profit. Over the next year energy rates are predicted to return to levels which are double those of a year ago. That, in combination with new production efficiencies, will allow gross margins to remain at recent levels. There will be some downward pressure on gross margins as a result of the recent closing of the Georgia Pacific pulp plant in Bellingham. After the resulting reduction in gross margin, the Bellingham production facility will remain profitable. New products will be introduced during fiscal 2002, which will have lower gross margins than existing products.

OTHER EXPENSES AND INCOME

In 2001 International Absorbents spent $1,458,000 on marketing and sales expenses as compared to $1,018,000 in fiscal 2000, and $823,000 in 1999. In 2001 there was a significant investment in launching several new products. There was also an on-going investment in marketing programs for existing products. The increase in 2000 was due to an increased investment in Animal Care marketing programs to support increased sales to direct buying retailers. Over the next year significant investments will continue to be made in marketing recently launched products. At the same time, development of sales and marketing programs for new products will continue.

General and administrative costs were $1,055,000 for fiscal 2001. In 2000 they were $821,000 and $712,000 in 1999. As sales increase basic operating and administrative functions have been expanded to support the growth. The increase in fiscal 2000 was due to the same expansion of basic functions. This expansion has been at a slower rate than the increase in sales. As the sales continue to expand, the support requirements follow. The rate is expected to be maintained at a level that will be less than the growth of sales.

In 2001, research and development expenses were $43,000 compared to $45,000 in 2000 and $14,000 in 1999. These expenditures were focused on developing new products, improving existing products, and researching the competition. Our research and development costs will increase during fiscal 2002 and may increase significantly as we expand our product lines.

As cash is accumulated and invested in short term equivalents, International Absorbents' interest income has increased. In 2001, $107,000 in interest income was accumulated as compared to $35,000 in 2000 and $12,000 in 1999. Until a significant capital investment is made this income will continue to grow. The rate of its growth is dependent on short term interest rates. During the fiscal year there were also one-time expenses amounting to $85,000. These expenses are non-recurring.

INCOME TAXES

In fiscal years 1992 through 2001, certain entities of International Absorbents accumulated net operating losses. Since fiscal year 1999, the Absorption Corp subsidiary has been profitable and thus been able to offset the payment of income taxes with the accumulated losses from previous years. Because Absorption Corp has demonstrated consistent and continuing profitability, these losses are now shown as an asset on the Consolidated Balance Sheet. Corresponding income is reported on the Consolidated Statement of Earnings. There was a recovery of $429,000 in fiscal 2000 as the requirements for recognizing the recovery were met. The fiscal 2001 recovery of $964,000 has been determined given the earnings history of the Company.

NET INCOME

International Absorbents net income before income taxes increased to $1,347,000 in 2001 over $1,327,000 in 2000. Net income in 1999 was $519,000. The higher profits were a result of the increase in sales revenues and continued controls on general and administrative expenses. While sales increased, steps were taken to maintain expenses at a level which allowed the improved profits. Cost controls will remain in place as sales grow. Net income after taxes and deferred tax asset recovery increased to $2,290,000 in 2001 from $1,718,000 in 2000 and $507,000 in 1999. This apparent increase is the result of the recognition of the deferred income tax recovery, as described in the above note of income taxes. The Company had one-time adjustments to income totaling $214,500 resulting from the write off of obsolete capital equipment and the payoff of a disputed loan amount. Marketing and sales will see the largest non-capital investment during 2002. While there will be an increase in net income, it will not be significant due to investments made in the introduction of new products.

CURRENCY

7% of International Absorbents sales were to foreign customers during fiscal 2001. Of the foreign sales approximately half were to Canadian customers. Over the past three years the value of the Canadian dollar has been very stable in relation to the value of the U.S. dollar. The remaining half of foreign sales, made in numerous countries and currencies, are unlikely to create any material adjustments for currency fluctuation. This trend is expected to continue through fiscal year 2002.

INFLATION

Inflationary pressures on most costs were minimal throughout fiscal year 2001, but increases in energy prices were extreme during the last quarter of the year. There appears to be some mitigation to these pressures occurring in fiscal year 2002, but because the price increases were so far beyond historical measures, there is no way to accurately predict what they will do in the future.

EMPLOYMENT

Through its wholly owned subsidiary, Absorption Corp, International Absorbents employed 41 people at fiscal year end 2001, 40 at year end 2000, and 33 at year end 1999. The total number of employees is expected to grow in the next fiscal year as new products and markets are pursued.

ENVIRONMENTAL MATTERS

International Absorbents is committed to being an environmentally friendly company and to producing products which benefit the quality of the environment. Hazardous wastes are not produced, treated or stored at any company owned or operated facilities. State, federal, and local laws all have jurisdiction over production activities. International Absorbents is currently in full compliance with these laws and expects to remain so through fiscal 2002.

RISK FACTORS

Except for the historical information contained herein, certain of the matters discussed in this annual report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties, including but not limited to, changing economic conditions, governmental policies affecting operations and costs, market competitive challenges, product acceptance and performance, customer service requirements, raw material, labor and utility costs, and inflationary pressures.

Economic downturns or recessionary conditions in markets served by International Absorbents can adversely affect the demand for the Company's products.

DISCUSSION AND ANALYSIS BY SEGMENT

ANIMAL CARE

Sales volumes in the Animal Care Division increased during the year mostly due to increasing sales of the CAREFRESH(R) product line. Sales increased by 27% during fiscal year 2001 as compared to 37% in 2000. They majority of the increased sales came from existing regional distribution and direct buying accounts as a result of the efforts of existing sales mangers. During the year, the product brand PUPPY GO POTTY(TM) was purchased and introduced into existing distribution channels. By the end of the year this line was starting to show an increasing sales velocity. Of the two new products that were introduced in 2000, only ECOFRESH(TM) was showing increasing sales levels by the end of the year. This is because it received focused sales efforts where HEALTHYPET(TM) did not.

During 2002, sales of the CAREFRESH(R) product line are expected to continue to grow at historic rates. Sales of ECOFRESH(TM) and PUPPY GO POTTY(TM) are also expected to grow, but their growth rate is unknown due to the new nature of both products. A renewed focus will be placed on HEALTHYPET(TM), along with the introduction of several other new products.

INDUSTRIAL

The sales volume of the Industrial Division remained flat in comparison to that of the previous year. In fiscal year 2001, sales were $1,263,000 and $1,289,000 in 2000. The strategy remained the same in 2001 as it has been for the previous two years. The strategy is to maintain the division's market share while focusing the resources of the company on other product lines, which show a greater promise of return. To date, greater rates of return have been achieved by doing so. In fiscal 2002, the strategy will remain the same.

LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL CONDITION

At fiscal year end 2001 International Absorbents' capital structure comprised $827,000 of short-term liabilities, $137,000 of deferred tax liability, and $5,923,000 of stockholder's equity. The ratio of debt to total assets was 7.14 compared to 5.23 at year-end 2000. Total liabilities increased by $177,000, of which $827,000 was short term. The increase was a direct result of increased operations due to increased sales and the deferred tax liability. Total stockholder's equity increased by $2590,000 in 2001. The increase was primarily due to a reduction of deficit and increased assets.

In fiscal year 2002 International Absorbents' capital structure is expected to continue to improve. As growth opportunities are sought, assets may be reduced or debt incurred to fund these opportunities.

CASH GENERATED FROM OPERATIONS

The cash flow generated from operations of International Absorbents increased during fiscal year 2001. In 2001, due to increasing sales, it was $1,490,000, compared to $1,429,000 in 2000 and $534,000 in 1999. In 2002, this same level of cash being generated from operations is expected to continue.
                                                                              15

WORKING CAPITAL

International Absorbents' working capital position at fiscal year end 2001 was $3,727,000, as compared to $2,127,000 in 2000 and $336,000 in 1999. The current ratio (current assets to current liabilities) also improved to 5.50 in comparison to 3.90 in 2000 and 1.40 in 1999. Cash generated from operations and the exercise of warrants and options resulted in the increase in working capital.

Short-term liabilities at year-end 2001 were $827,000, consisting mostly of current accounts payable. In 2000 it was $700,000 and in 1999 it was $839,000. Current assets at the end of 2001 were $4,554,000, consisting of $2,071,000 in cash, $400,000 in short-term investments, $976,000 in accounts receivable, $389,000 in inventory, $57,000 in prepaid expenses, and $661,000 in the current portion of the deferred tax asset. International Absorbents had sufficient cash to cover its short-term liabilities. That situation has not changed since the end of the fiscal year. Current assets at the end of 2000 were $2,877,000 and $1,175,000 at the end of 1999. Absorption Corp, the operating company of International Absorbents, also has an unused bank line of credit of $500,000.

In 2002, working capital will continue to grow, but is not expected to grow as fast as in recent years, because there are not as many warrants and options approaching their expiration dates. There is expected to be enough cash and equivalents throughout 2002 to meet all short-term working capital needs.

FINANCING AND INVESTING ACTIVITIES

During fiscal year 2001, International Absorbents invested $461,000 in capital equipment to improve the production capacity and efficiencies at the Absorption Corp plant sight. $424,000 was received from the exercise of options and warrants. Cash was also used for the purchase of PUPPY GO POTTY(TM). In addition, $400,000 was invested in short-term (3 months to 6 months) bank certificates of deposit. These activities resulted in $1,157,000 of cash being used in investing activities and $414,000 being received from financing activities, as compared to $1,000 being used for financing and $299,000 being used for investing in 2000. New manufacturing and production opportunities are continuously being sought. Because not all of these opportunities have been completely defined, management cannot predict the timing of when they will have an effect on the Company's financial statements.

SHARE REPURCHASE PLANS

On October 24, 2000, the Board of Directors authorized a program to purchase up to 1 million shares of International Absorbents common stock from the open market. During the fourth quarter of the year, 6,000 common shares were purchased at a total cost of $10,000. In December of 2000, the program was suspended until the effect on the Company of the West Coast energy crisis could be fully evaluated. It was determined that it was prudent that cash reserves be held until the crisis passed and energy costs stabilize. Management has not yet determined when the program will be resumed.

STOCK PERFORMANCE

The market price of International Absorbents common stock ranged from $4.36 to $1.44 in fiscal year 2001. Book value of the per common share price at year-end was $12,823,566, in comparison to $11,839,751 at year-end 2000.


FORWARD-LOOKING STATEMENTS

Statements made in the preceding management's discussion and analysis referring to the Company's outlook, future sales revenue, gross profits, general and administrative expenses, marketing expenses, research and development, interest income, income taxes, liquidity and capital resources, and cash flow that state management's intentions, hopes, beliefs, expectations, or predictions of the future, are forward-looking statements. It is important to note that the Company's actual results could differ materially from those projected in such forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's SEC filings, including but limited to the Company's report on forms 10-KSB, 10-QSB, and the Company's proxy statement to shareholders. Copies of these filings may be obtained by contacting the Company or the SEC.


ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX

Auditors' Report                                                                                      page 18

Consolidated Balance Sheets as at January 31, 2001 and 2000                                           page 19

Consolidated Statements of Earnings for the years ended January 31, 2001, 2000 and 1999               page 20

Consolidated Statements of Shareholders' Equity for the years ended January 31, 2001, 2000 and 1999   page 21

Consolidated Statements of Cash Flows for the years ended January 31, 2001, 2000 and 1999             page 22

Notes to Consolidated Financial Statements                                                            page 23


[PRICEWATERHOUSECOOPERS LETTERHEAD]



March 23, 2001


AUDITORS' REPORT

TO THE SHAREHOLDERS OF
INTERNATIONAL ABSORBENTS INC.

We have audited the consolidated balance sheet of INTERNATIONAL ABSORBENTS INC. as at January 31, 2001 and 2000 and the consolidated statements of earnings, shareholders' equity and cash flows for the three years ended January 31, 2001, 2000 and 1999. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at January 31, 2001 and 2000 and the results of its operations and its cash flows for the three years ended January 31, 2001, 2000 and 1999 in accordance with generally accepted accounting principles in the United States. As required by the British Columbia Act, we report that, in our opinion, these principles have been applied on a basis consistent with that of the prior year.


CHARTERED ACCOUNTANTS


PricewaterhouseCoopers refers to the Canadian firm of PricewaterhouseCoopers LLP and other members of the worldwide PricewaterhouseCoopers organization.

INTERNATIONAL ABSORBENTS INC.
Consolidated Balance Sheets
AS AT JANUARY 31, 2001 AND 2000
--------------------------------------------------------------------------------

(in thousands of U.S. dollars)

                                                                             2001        2000
                                                                                $           $

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                    2,071      1,324
Short-term investments                                                         400         --
Accounts receivable                                                            976        739
Inventories                                                                    389        310
Prepaid expenses                                                                57         65
Deferred income tax asset (note 10)                                            661        439
                                                                         -----------------------
                                                                             4,554      2,877
PROPERTY, PLANT AND EQUIPMENT                                                1,393      1,183
INTANGIBLE ASSETS                                                              149         60
DEFERRED INCOME TAX ASSET (note 10)                                            791         --
                                                                         -----------------------
                                                                             6,887      4,120
                                                                         =======================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities                                       810        659
Income taxes payable                                                            13         38
Due to related parties (note 9)                                                  4          3
                                                                         -----------------------
                                                                               827        700
DEFERRED INCOME TAX LIABILITY (note 10)                                        137         87
                                                                         -----------------------
                                                                               964        787
                                                                         -----------------------

CAPITAL STOCK
Authorized
   100,000,000 (2000 -- 100,000,000) common shares without par value
Issued and outstanding
   5,618,371 (2000 -- 5,192,874) common shares                               7,077      6,622
OTHER CAPITAL ACCOUNTS                                                          74        229
DEFICIT                                                                     (1,228)    (3,518)
                                                                         -----------------------
                                                                             5,923      3,333
                                                                         -----------------------
                                                                             6,887      4,120
                                                                         =======================

COMMITMENTS AND CONTINGENCIES (note 11)
SUBSEQUENT EVENT (note 8)

APPROVED BY THE BOARD OF DIRECTORS


__________________________ Director      __________________________ Director


              The accompanying notes are an integral part of these
                       consolidated financial statements.

INTERNATIONAL ABSORBENTS INC.
Consolidated Statements of Earnings
FOR THE YEARS ENDED JANUARY 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

(in thousands of U.S. dollars, except per share amounts)


                                                                   2001            2000              1999
                                                                      $               $                 $
SALES REVENUES                                                     9,464           7,761            5,969

COST OF GOODS SOLD                                                 5,317           4,349            3,706
                                                             ----------------------------------------------
GROSS PROFIT                                                       4,147           3,412            2,263
                                                             ----------------------------------------------

OPERATING EXPENSES
Marketing and sales                                                1,458           1,018              823
General and administrative                                         1,055             821              712
Depreciation of property, plant and equipment                        165             134              109
Amortization of intangibles                                           17              10                9
Research and development                                              43              45               14
Interest                                                               8              47               89
Stock-based compensation (general and administrative)                 76              45               --
Other                                                                 85              --               --
                                                             ----------------------------------------------
                                                                   2,907           2,120            1,756
                                                             ----------------------------------------------
EARNINGS BEFORE INTEREST AND TAXES                                 1,240           1,292              507
INTEREST INCOME                                                      107              35               12
                                                             ----------------------------------------------
EARNINGS BEFORE INCOME TAXES                                       1,347           1,327              519
PROVISION FOR INCOME TAXES                                           (21)            (38)              --
DEFERRED INCOME TAX RECOVERY (PROVISION)                             964             429              (12)
                                                             ----------------------------------------------
NET EARNINGS FOR THE YEAR                                          2,290           1,718              507
                                                             ==============================================
BASIC EARNINGS PER SHARE                                            0.41            0.35             0.10
                                                             ==============================================
DILUTED EARNINGS PER SHARE                                          0.38            0.32             0.08
                                                             ==============================================

WEIGHTED AVERAGE NUMBER OF
      SHARES OUTSTANDING -- stock split (note 8)
      Basic                                                    5,554,330       4,940,250        4,849,500
      Diluted                                                  6,065,036       5,297,267        6,338,000



              The accompanying notes are an integral part of these
                       consolidated financial statements.

INTERNATIONAL ABSORBENTS INC.
Consolidated Statements of Shareholders' Equity
FOR THE YEARS ENDED JANUARY 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

(in thousands of U.S. dollars, except per share amounts which are in thousands of units)

                                                                             OTHER CAPITAL ACCOUNTS
                                                   ------------------------------------------------
                            COMMON        AMOUNT    WARRANTS      CAPITAL  ADDITIONAL        OTHER      DEFICIT           TOTAL
                            SHARES             $           $      SURPLUS     PAID-IN            $            $   SHAREHOLDERS'
                                                                        $     CAPITAL                                    EQUITY
                                                                                    $                                         $
BALANCE -- JANUARY 31,
   1998                        4,174       6,341          --           --          --           --       (5,743)            598
Private placement                754         225          31           --          --           --           --             256
Repurchase of escrow
   shares (note 8)              (140)       (211)         --          161          --           --           --             (50)
Conversion of
   debentures (note 8)           113          45          --           --          --           --           --              45
Other                             --          --          --           --          --           (8)          --              (8)
Net earnings                      --          --          --           --          --           --          507             507
                         --------------------------------------------------------------------------------------------------------

BALANCE -- JANUARY 31,
   1999                        4,901       6,400          31          161          --           (8)      (5,236)          1,348
Exercise of stock
   options                       184         146          --           --          --           --           --             146
Exercise of warrants             108          76          --           --          --           --           --              76
Stock-based
   compensation                   --          --          --           --          45           --           --              45
Net earnings                      --          --          --           --          --           --        1,718           1,718
                         --------------------------------------------------------------------------------------------------------

BALANCE -- JANUARY 31,
   2000                        5,193       6,622          31          161          45           (8)      (3,518)          3,333
Exercise of stock
   options                        32          25          --           --          --           --           --              25
Exercise of warrants             184         215         (31)          --          --           --           --             184
Reciprocal
   shareholdings (note 8)         (6)         --          --           --          --          (10)          --             (10)
Stock-based
   compensation                   --          --          --           --          76           --           --              76
Loans to related
   parties for share
   purchase (note 9)             215         215          --           --          --         (215)          --              --
Repayment of loans to
   purchase shares
   (note 9)                       --          --          --           --          --           25           --              25
Net earnings                      --          --          --           --          --           --        2,290           2,290
                         --------------------------------------------------------------------------------------------------------

BALANCE -- JANUARY 31,
   2001                        5,618       7,077          --          161         121         (208)      (1,228)          5,923
                         ========================================================================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

INTERNATIONAL ABSORBENTS INC.
Consolidated Statements of Cash Flows
FOR THE YEARS ENDED JANUARY 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

(in thousands of U.S. dollars, except per share amounts)

                                                                   2001           2000         1999
                                                                      $              $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings for the year                                          2,290          1,718         507
      Adjustments to reconcile net earnings to net cash
           used for operating activities
           Depreciation and amortization                             182            144         118
           Amortization of stock-based compensation                   76             45          --
           Other                                                      87             --          --
           Deferred income tax recovery (provision)                   --             --          12
Changes in operating working capital items
      Accounts receivable                                           (237)          (108)        (13)
      Inventories                                                    (79)           (28)         73
      Prepaid expenses                                                 7              3           5
      Deferred income tax asset                                   (1,014)          (429)         --
      Accounts payable and accrued liabilities                       151             53        (134)
      Income taxes payable                                           (25)            38          --
      Due to related parties                                           2             (7)        (34)
      Deferred income tax liability                                   50             --          --
                                                              ----------------------------------------
                                                                   1,490          1,429         534
                                                              ----------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issue of common shares                             424            222         216
Repurchase of common shares                                          (10)            --          --
Repayment of convertible debentures                                   --             --        (214)
Operating line of credit                                              --           (223)       (281)
                                                              ----------------------------------------
                                                                     414             (1)       (279)
                                                              ----------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Short-term investments                                              (400)            --          --
Purchase of property, plant and equipment                           (461)          (299)       (106)
Purchase of intangible assets                                       (106)            --          --
Loans to related parties                                            (215)            --          --
Repayment of loans to related parties                                 25             --          --
                                                              ----------------------------------------
                                                                  (1,157)          (299)       (106)
                                                              ----------------------------------------
INCREASE IN CASH AND CASH EQUIVALENTS                                747          1,129         149
CASH AND CASH EQUIVALENTS -- BEGINNING OF YEAR                     1,324            195          46
                                                              ----------------------------------------
CASH AND CASH EQUIVALENTS -- END OF YEAR                           2,071          1,324         195
                                                              ========================================

SUPPLEMENTAL CASH FLOW INFORMATION (note 13)





              The accompanying notes are an integral part of these
                       consolidated financial statements.

INTERNATIONAL ABSORBENTS INC.
Notes to Consolidated Financial Statements
JANUARY 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

(in thousands of U.S. dollars, except per share amounts)


1     OPERATIONS

      International Absorbents Inc. ("IABI") is a Canadian company operating in the State of Washington, U.S.A. through its wholly-owned subsidiary, Absorption Corp ("Absorption") (collectively "the Company"). The Company is engaged in the development and sale of value added products made from waste short fiber pulp ("SFP") utilizing proprietary technology. The Company markets and sells SFP-based products used for general industrial spill cleanup, marine oil-cleanup, and oil/water filtration. In addition, animal and pet bedding products are sold in consumer retail and commercial bedding markets. The Company has established distribution primarily in North America.


2     SIGNIFICANT ACCOUNTING POLICIES

      GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

      These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").

      BASIS OF PRESENTATION

      The consolidated financial statements include the accounts of IABI and its wholly-owned subsidiaries Absorption, a Nevada company doing business in Washington State, and Total Absorb Inc. ("TAI"), a British Columbia company, doing business in Canada.

      CASH AND CASH EQUIVALENTS

      Cash and cash equivalents includes cash and deposits of varying maturity dates within 90 days of the original date of acquisition.

      SHORT-TERM INVESTMENTS

      Short-term investments consist of interest bearing Certificates of Deposit with maturities at the date of purchase of more than 90 days and are accounted for as held-to-maturity securities.

      INVENTORIES

      Finished goods inventories are valued at the lower of cost (determined on the first-in, first-out basis) and net realizable value. Cost includes direct materials, labour and overhead allocation. Raw materials and supplies are valued at the lower of cost (determined on the first-in, first-out basis) and replacement cost.

INTERNATIONAL ABSORBENTS INC.
Notes to Consolidated Financial Statements
JANUARY 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

(in thousands of U.S. dollars, except per share amounts)


      PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment assets are recorded at cost. The Company's building and equipment are located on leased land. The cost of property, plant and equipment is depreciated over their estimated useful lives as follows:

           Building                                5% straight-line basis
           Equipment                          15% declining-balance basis

      REVENUE RECOGNITION

      Revenue from the sale of products is recognized at the time title passes to the purchaser, which is when the goods are conveyed to a carrier.

      FOREIGN CURRENCY TRANSLATION

      The Company's reporting currency is the United States dollar. Transactions in other currencies are recorded at the exchange rate at the transaction date. Changes in exchange rates applicable to foreign currency denominated assets and liabilities result in gains and losses which are included in net earnings.

      Gains and loses resulting from foreign exchange translations are included in net earnings.

      RESEARCH AND DEVELOPMENT

      The Company's research and development costs are expensed in the period in which they are incurred.

      NET EARNINGS PER SHARE

      Net earnings per share computations are in accordance with SFAS No. 128, "Earnings Per Share". Basic net earnings per share is computed using the weighted average number of common shares outstanding. Diluted net earnings per share is computed using the weighted average number of shares and potentially dilutive shares outstanding. Stock options and warrants that are anti-dilutive are not included in diluted net earnings per share.

      INCOME TAXES

      The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Income taxes and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

INTERNATIONAL ABSORBENTS INC.
Notes to Consolidated Financial Statements
JANUARY 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

(in thousands of U.S. dollars, except per share amounts)

      STOCK-BASED COMPENSATION

      The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB No. 25") and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and rateably for future services over the option-vesting period.

      The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services" ("EITF 96-18"). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

      USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      IMPAIRMENT OF LONG LIVED ASSETS

      The Company reviews the carrying amount of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The determination of any impairment would include a comparison of estimated future operating cash flows anticipated to be generated during the remaining life with the net carrying value of the asset.

      COMPARATIVE AMOUNTS

      Certain amounts from the previous years have been restated to conform with the current year's presentation.

INTERNATIONAL ABSORBENTS INC.
Notes to Consolidated Financial Statements
JANUARY 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

(in thousands of U.S. dollars, except per share amounts)


      NEW PRONOUNCEMENTS

      In 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement, which pursuant to SFAS 133, is effective for the Company January 1, 2001, establishes accounting and reporting standards for derivative investments including some derivative instruments embedded in other contracts and for hedging activities. The adoption of SFAS 133 did not have a material impact on the Company's consolidated financial statements.

      In March, 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25 ("FIN 44") which clarifies the application of APB 25 for certain issues. This interpretation is effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material impact on the Company's consolidated financial statements.


3     ACQUISITION

      In April 2000, Absorption acquired the brand name and associated tangible and intangible assets for the product PUPPY GO POTTY(TM). The total consideration was $100,000 cash plus ongoing royalties in years three through seven subsequent to the purchase. The acquisition has been accounted for using the purchase method. The assets acquired have been recorded at their estimated fair market value. The intangible assets purchased have an estimated useful life of five years and are being amortized on a straight-line basis.

      Details of the fair value of net assets acquired and consideration given for the purchase are as follows:


                                                                  $

           Inventory                                         24,618
           Property, plant and equipment                     15,382
           Brand name                                        27,000
           Client list                                       20,000
           Other intangible assets                           13,000
                                                        -------------
           Cash consideration                               100,000
                                                        =============

INTERNATIONAL ABSORBENTS INC.
Notes to Consolidated Financial Statements
JANUARY 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

(in thousands of U.S. dollars, except per share amounts)


4     BALANCE SHEET COMPONENTS

                                                         2001         2000
                                                            $            $
      Short-term investments
           Certificates of deposit                         400          --
                                                       ======================
       Accounts receivable
           Trade                                         1,021         943
           Allowance for financing fees                    (47)       (104)
           Allowance for doubtful accounts                 (12)        (23)
           Other                                            14         (77)
                                                       ----------------------
                                                           976         739
                                                       ======================
      Inventories
           Raw materials                                   272         190
           Finished goods                                  117         120
                                                       ----------------------
                                                           389         310
                                                       ======================
      Property, plant and equipment
           Buildings                                       602         552
           Equipment                                     2,297       1,973
                                                       ----------------------
                                                         2,899       2,525
      Less: Accumulated depreciation                    (1,506)     (1,342)
                                                       ----------------------
                                                         1,393       1,183
                                                       ======================
      Intangible assets
           Patents, trademarks and designs                 325         219
           Less: Accumulated depreciation                 (176)       (159)
                                                       ----------------------
                                                           149          60
                                                       ======================
      Accounts payable and accrued liabilities
           Accounts payable
                Trade                                      596         495
                Other                                       91          65
           Accrued liabilities
                Payroll                                     45          40
                Other                                       78          59
                                                       ----------------------
                                                           810         659
                                                       ======================

INTERNATIONAL ABSORBENTS INC.
Notes to Consolidated Financial Statements
JANUARY 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

(in thousands of U.S. dollars, except per share amounts)

5     FAIR VALUE OF FINANCIAL INSTRUMENTS

      The fair value of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities and due to related parties approximate their carrying value due to the relatively short term to maturity of these instruments.


6     CONCENTRATION OF CREDIT RISK

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and trade accounts receivable. Receivables arising from sales to customers are generally not significant individually and are not collateralized; as a result, management continually monitors the financial condition of its customers to reduce the risk of loss. The Company invests its cash and cash equivalents in high quality issuers. The Company, in the normal course of business, maintains cash balances in excess of the Federal Deposit Insurance Corporation's insurance limit. At January 31, 2001 and 2000, cash equivalents of $2,071,000 and $1,324,000, respectively, were invested with Peoples Bank, Key Bank and Morgan Stanley Dean Witter.


7     OPERATING LINE OF CREDIT

      During the year ended January 31, 2001, the Company renewed a short-term bank line of credit for up to $500,000, which is secured by the accounts receivable and other assets of Absorption. Interest is payable on funds advanced at the rate of prime plus 0.75%. The funds available for advance to the Company by the lender are limited to 70% of accounts receivable. The Company has not drawn any funds from the line of credit since it was established.


8     CAPITAL STOCK

      COMMON STOCK

      Holders of common shares are entitled to one vote per share and to share equally in any dividends declared and distributions in liquidation.

      In March of 1998, the Company issued 753,467 common stock units through an employee stock purchase at a price of $0.085 per share for gross proceeds of $256,179. Of these proceeds $30,923 was allocated to the warrants. As part of the private placement, purchasers of the units were issued warrants to purchase 376,733 common shares with an exercise price of $0.25, expiring March 4, 2000. No finder's fees were payable relating to this private placement.

INTERNATIONAL ABSORBENTS INC.
Notes to Consolidated Financial Statements
JANUARY 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

(in thousands of U.S. dollars, except per share amounts)

      In August 1988, the Company issued 140,000 common shares to acquire the remaining shareholdings in Absorption and Canadian Absorption Corp (a predecessor subsidiary to TAI). These common shares were subject to an earn-out escrow agreement which provided for release of the shares on the basis of cumulative cash flow, as defined in the agreement. Any of the 140,000 earn-out shares that were not released from escrow on or before August 25, 1998 were to be cancelled. In March of 1998, the Company purchased the escrow shares for $50,000. The escrow shares had a fair value of approximately $211,160. The difference between the price paid and the fair value of the shares was recorded as capital surplus. The proceeds from the purchase were reinvested through the employee private placement occurring in March of 1988.

      Pursuant to agreements entered into in July 1996, the Company issued an aggregate $625,000 of convertible debentures to private lenders in consideration for cash. In March of 1998 the remaining $241,250 outstanding debentures were retired through a combination of conversions to common stock and repayments from the funds raised from a private placement. Convertible debentures aggregating to $45,125 were converted to 112,813 common shares.

      During 2001, Absorption acquired 6,000 of the Company's common shares for $10,270. This transaction has been accounted for as a reduction in shareholders' equity.

      In March 2001, the Company's board of directors authorized a 1 for 4 reverse stock split which was approved by a vote of the Company's shareholders on December 20, 2000. The Company's consolidated financial statements and all prior share capital information has been presented on a post reverse stock split basis.

      STOCK OPTIONS

      The Company has a Stock Option Plan ("the Plan") dated May of 1993, as amended, for the granting of stock options to purchase common stock. The board of directors may grant options to employees and others as it deems appropriate provided the number of stock options does not exceed the lower of 600,000 common shares or 10% of issued common shares of the Company stock. Options may be issued for a term of up to 10 years at an exercise price to be determined by the compensation committee, provided the exercise price is not less than the fair market value of common stock on the date of grant. The period after which options vest can vary and is subject to the discretion of the compensation committee.

INTERNATIONAL ABSORBENTS INC.
Notes to Consolidated Financial Statements
JANUARY 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

(in thousands of U.S. dollars, except per share amounts)


      The following table summarizes activity under the Company's stock option plan for the years ended January 31, 2001, 2000, and 1999:

                                                        2001                            2000                         1999
                                  -----------------------------  ------------------------------  --------------------------
                                                    WEIGHTED           SHARES       WEIGHTED        SHARES       WEIGHTED
                                       SHARES        AVERAGE                         AVERAGE                      AVERAGE
                                                       PRICE                           PRICE                        PRICE
                                                           $                               $                            $
          Outstanding --
             Beginning of year         420,350          1.64          356,959          0.84        299,125           1.36
          Granted                       64,348          1.84          255,850          2.16        175,834           0.92
          Exercised                    (32,562)         0.80         (184,375)         0.80             --             --
          Surrendered or
             expired                    (7,125)         1.88           (8,084)         3.20       (118,000)          2.24
                                  -----------------------------------------------------------------------------------------
          Outstanding -- End of
             year                      445,011          1.72          420,350          1.64        356,959           0.84
                                  =========================================================================================
          Options exercisable
             at year end               435,011          1.60          164,500          0.80        294,272           0.88
                                  =========================================================================================

      The following table summarizes information about options outstanding at January 31, 2001:

              RANGE OF            NUMBER        WEIGHTED            NUMBER      WEIGHTED
              EXERCISE    OUTSTANDING AT         AVERAGE       EXERCISABLE       AVERAGE
                PRICES       JANUARY 31,       REMAINING    AT JANUARY 31,      EXERCISE
                     $              2001     CONTRACTUAL              2001         PRICE
                                       $            LIFE                 $             $
                                                (MONTHS)

                  4.00             6,250              44             6,250          4.00
                  3.00             8,250              44             8,250          3.00
           2.00 - 2.16           206,850              24           206,850          2.16
                  1.84            64,348              60            54,348          1.84
           1.32 - 1.36            28,750              36            28,750          1.36
                  0.80           130,563               7           130,563          0.80
      -------------------------------------------------------------------------------------
           0.80 - 4.00           445,011              25           435,011          1.60
      =====================================================================================

      Subsequent to January 31, 2001, 1,125 stock options were exercised for gross proceeds of $900.

      The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees". This method recognizes compensation cost as the amount by which the fair value of the stock exceeds the exercise price at the date of grant.

INTERNATIONAL ABSORBENTS INC.
Notes to Consolidated Financial Statements
JANUARY 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

(in thousands of U.S. dollars except per share amounts)



     Had the Company determined compensation costs based on fair value at the date of grant for its awards under a method prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation" the Company's net earnings and net earnings per share would be as follows:


                                                               2001              2000             1999
                                                                  $                 $                $

     Net earnings                                              2,290             1,718             507
     Additional compensation expense                             185               221              11
                                                         ------------------------------------------------
     Pro forma net earnings                                    2,105             1,497             496
                                                         ================================================
     Pro forma basic net earnings per share                     0.34              0.26            0.10
                                                         ================================================
     Pro forma diluted net earnings per share                   0.31              0.24            0.08
                                                         ================================================


     The pro forma compensation expense reflected above has been estimated using the Black-Scholes option-pricing model. Assumptions used in the pricing model included:


                                                           2001             2000             1999

      a)    risk free interest rate                        5.89%            5.77%           5.75%

      b)    expected volatility                          100.00%          114.00%          99.00%

      c)    expected dividend yield                        0.00%            0.00%           0.00%

      d)    estimated average life (in years)               5.00             5.00            5.00


     Under the terms of an agreement entered into with the Wall Street Group, Inc. ("Wall Street") on September 30, 1999, Wall Street agreed to provide financial public relations counsel to the Company for a period of one year from the date of the agreement in return for a cash fee of $5,000 per month and options to purchase 45,790 common shares in the Company at varying exercise prices. The Company estimated the fair value of each stock option on September 30, 1999, the date the Company entered into the contract, by using the Black-Scholes option pricing model with the following assumptions used for grants in the year; dividend yield of $nil; expected volatility of 114%; risk free rate of 5.77% and expected life of five years. The resulting value of $45,613 was applied against earnings.

     Under the terms of an agreement entered into with the Wall Street Group, Inc. ("Wall Street") on September 30, 2000, Wall Street agreed to provide financial public relations counsel to the Company for a period of one year from the date of the agreement in return for options to purchase 54,348 common shares in the Company at $0.46. The Company estimated the fair value of each stock option on September 30, 2000, the date the Company entered into the contract, by using the Black-Scholes option pricing model with the following assumptions used for grants in the year; dividend yield of $nil; expected volatility of 100%; risk free rate of 5.89% and expected life of five years. The resulting value of $75,956 has been applied against earnings.

INTERNATIONAL ABSORBENTS INC.
Notes to Consolidated Financial Statements
JANUARY 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

(in thousands of U.S. dollars except per share amounts)

     WARRANTS

     The following table summarizes the Company's warrant activity for the years ended January 31, 2001, 2000 and 1999.


                                                          NUMBER OF           EXERCISE
                                                         UNDERLYING             PRICES
                                                             SHARES                  $


     Outstanding -- January 31, 1998                        345,000        2.00 - 7.00
     Issued                                                 491,723        0.40 - 1.00
     Surrendered or expired                                (200,000)       0.40 - 5.00
                                                   --------------------------------------
     Outstanding -- January 31, 1999                        636,723        0.40 - 7.00
     Exercised                                             (108,235)       0.40 - 7.00
     Surrendered or expired                                (107,500)       2.00 - 7.00
                                                   --------------------------------------
     Outstanding -- January 31, 2000                        420,988        0.40 - 1.00
     Exercised                                             (398,936)              1.00
     Surrendered or expired                                  (9,569)       0.40 - 1.00
                                                   --------------------------------------
     Outstanding -- January 31, 2001                         12,483               0.80
                                                   ======================================


     Warrants outstanding at January 31, 2001 are due to expire on December 7, 2001.


9    RELATED PARTY TRANSACTIONS

     General and administrative expenses for 2001 include $56,000 for office rent and related services (2000 -- $50,000; 1999 -- $53,000) which were incurred on a cost reimbursement basis from a corporation owned and controlled by an officer and director of the Company. At January 31, 2001 an amount of $4,000 (2000 -- $3,000) was due to this related party.

     During 2001 the Company loaned a total of $215,000 to officers and directors of the Company for the purpose of purchasing its common shares. These notes accumulate interest at a rate of 12% annually, non-compounding, commencing January 1, 2001 and are due on demand. The balance outstanding at January 31, 2001 is $191,513 and is included in shareholders' equity. This balance includes interest of $1,513.

INTERNATIONAL ABSORBENTS INC.
Notes to Consolidated Financial Statements
JANUARY 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

(in thousands of U.S. dollars except per share amounts)

10   INCOME TAXES

     The components of income (loss) before income taxes are as follows:


                           2001             2000              1999
                              $                $                 $

     U.S.                  1,849            1,762              695
     Canada                 (502)            (435)            (176)
                     ------------------------------------------------
                           1,347            1,327              519
                     ================================================


     The components of the provision for current income taxes consists of the following:


                            2001             2000             1999
                               $                $                $

     U.S.                     21               38              --
     Canada                   --               --              --
                     -----------------------------------------------
                              21               38              --
                     ===============================================

     The components of the recovery (provision) for deferred income taxes consist of the following:


                            2001             2000             1999
                               $                $                $

     U.S.                    964              429             (12)
     Canada                   --               --              --
                     -----------------------------------------------
                             964              429             (12)
                     ===============================================


INTERNATIONAL ABSORBENTS INC.
Notes to Consolidated Financial Statements
JANUARY 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

(in thousands of U.S. dollars except per share amounts)

     The provision for income taxes differs from the amount computed by applying the statutory income tax rate to net income before taxes as follows:



                                                           2001              2000             1999
                                                              $                 $                $

     Income tax at statutory rate (Canadian)                601               592              232
     Difference in foreign tax rate                        (196)             (187)             (74)
     Permanent differences                                    8                 2                4
     Alternative minimum tax                                 21                38                -
     Change in valuation allowance                       (1,749)             (998)            (372)
     Losses expired                                         245                --               --
     Other                                                  127               162              222
                                                     -----------------------------------------------
                                                           (943)             (391)              12
                                                     ===============================================

     Deferred income taxes are provided for temporary differences. Deferred income tax assets and liabilities are comprised of the following:


                                                           2001              2000             1999
                                                              $                 $                $
     Deferred income tax assets
          Non-capital loss carryforwards                  2,539             3,296            3,862
          Intangibles                                        28                34               27
          Other                                              27                --               --
                                                     -----------------------------------------------
     Gross deferred income tax asset                      2,594             3,330            3,889
     Less: Valuation allowance                           (1,142)           (2,891)          (3,889)
                                                     -----------------------------------------------
     Net deferred income tax assets                       1,452               439               --
                                                     ===============================================
     Deferred income tax liabilities
          Property, plant and equipment                    (137)              (87)             (77)
                                                     -----------------------------------------------

INTERNATIONAL ABSORBENTS INC.
Notes to Consolidated Financial Statements
JANUARY 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

(in thousands of U.S. dollars except per share amounts)

     The Company has tax losses from prior years which are available to offset taxable income of future years. These tax losses expire as follows:


                                              U.S. OPERATIONS                        CANADIAN OPERATIONS
                         ------------------------------------       ------------------------------------
                                  LOSS            EXPIRY DATE                LOSS            EXPIRY DATE
                          CARRYFORWARD                               CARRYFORWARD
                                     $                                          $
     Year incurred
          1992                     644       January 31, 2007
          1993                   1,021       January 31, 2008
          1994                   1,368       January 31, 2009
          1995                     245       January 31, 2010                 516       January 31, 2002
          1996                     957       January 31, 2011                 209       January 31, 2003
          1997                      35       January 31, 2012                 648       January 31, 2004
          1998                      --       January 31, 2018                 348       January 31, 2005
          1999                       1       January 31, 2019                 206       January 31, 2006
          2000                      --       January 31, 2020                 212       January 31, 2007
          2001                       3       January 31, 2021                 293       January 31, 2008
                         ---------------                            ---------------
                                 4,274                                      2,432
                         ===============                            ===============

11   COMMITMENTS

     The majority of the Company's capital assets are located on land and in warehouse space leased from the Port of Bellingham in Washington State. Rental expenses under lease agreements for the year ended January 31, 2001 were $65,000 (2000 -- $ 64,000; 1999 -- $59,000). The current lease agreement expires in year 2006 and a renewal has not yet been negotiated. Future minimum operating lease payments relating to the leased land facilities are as follows:


                                                                              $

          2002                                                           57,000
          2003                                                           16,000
          2004                                                           16,000
          2005                                                           16,000
          2006                                                           16,000


INTERNATIONAL ABSORBENTS INC.
Notes to Consolidated Financial Statements
JANUARY 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

(in thousands of U.S. dollars except per share amounts)

12   SEGMENTED INFORMATION

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

     BUSINESS SEGMENT DATA


                                                                                                               2001
                                                              --------------------------------------------------------
                                                                   ANIMAL CARE        INDUSTRIAL       CONSOLIDATED
                                                                             $                 $                  $

     Revenues                                                            8,201             1,263              9,464
     Operating costs and expenses                                       (6,434)           (1,608)            (8,042)
                                                              ------------------------------------    ----------------
     Operating income (loss) before depreciation and
          amortization                                                   1,767              (345)             1,422
                                                              ====================================
     Depreciation and amortization                                                                             (182)
     Interest income                                                                                            107
                                                                                                      ----------------
     Net income (loss) before taxes and
          tax asset recovery                                                                                  1,347
                                                                                                      ================
     Assets                                                              5,510             1,377              6,887
     Capital expenditures                                                  369                92                461


INTERNATIONAL ABSORBENTS INC.
Notes to Consolidated Financial Statements
JANUARY 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

(in thousands of U.S. dollars except per share amounts)


                                                                                                               2000
                                                              --------------------------------------------------------
                                                                   ANIMAL CARE         INDUSTRIAL      CONSOLIDATED
                                                                             $                  $                 $

     Revenues                                                            6,472              1,289             7,761
     Operating costs and expenses                                       (5,060)            (1,265)           (6,325)
                                                              -------------------------------------   ----------------
     Operating income (loss) before depreciation and
          amortization                                                   1,412                 24             1,436
                                                              =====================================
     Depreciation and amortization                                                                             (144)
     Interest income                                                                                             35
                                                                                                      ----------------
     Net income (loss), before taxes and
          tax asset recovery                                                                                  1,327
                                                                                                      ================
     Assets                                                              3,296                824             4,120
     Capital expenditures                                                  552                113               665


                                                                                                              1999
                                                              --------------------------------------------------------
                                                                 ANIMAL CARE           INDUSTRIAL      CONSOLIDATED
                                                                           $                    $                 $


     Revenues                                                          4,733                1,236             5,969
     Operating costs and expenses                                     (4,275)              (1,069)           (5,344)
                                                              -------------------------------------   ----------------
     Operating income (loss) before depreciation and
          amortization                                                   458                  167               625
                                                              =====================================
     Depreciation and amortization                                                                             (118)
     Interest income                                                                                             12
                                                                                                      ----------------
     Net income (loss), before taxes and
          tax asset recovery                                                                                    519
                                                                                                      ================
     Assets                                                            1,788                  475             2,263
     Capital expenditures                                                 84                   22               106


     Sales revenues by geographic areas are as follows:

                                                                        2001                 2000              1999
                                                                           $                    $                 $

          United States                                                8,802                7,063             5,372
          Canada                                                         284                  233               299
          Other countries                                                378                  465               298
                                                              --------------------------------------------------------
                                                                       9,464                7,761             5,969
                                                              ========================================================

INTERNATIONAL ABSORBENTS INC.
Notes to Consolidated Financial Statements
JANUARY 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

(in thousands of U.S. dollars except per share amounts)


     Two customers from the Animal Care segment represent 10% or more of the company's sales revenues.

                                                              2001          2000          1999
                                                                 $             $             $

     Customer A                                              2,009         1,428           955
     Customer B                                                975           617           540



13    SUPPLEMENTAL CASH FLOW INFORMATION


                                                              2001          2000          1999
                                                                 $             $             $
      CASH FLOWS FROM FINANCING ACTIVITIES
      Shares issued on conversion of debentures                 --            --            45
      Conversion of convertible debentures                      --            --           (45)

      Interest paid                                             --            47            89
      Income taxes paid                                         21            --            --


14    EARNINGS PER SHARE


                                                                                                             2001
                                                          -------------------------------------------------------
                                                                    INCOME                 SHARES       PER SHARE
                                                               (NUMERATOR)          (DENOMINATOR)          AMOUNT
                                                                         $                                      $

      Net earnings for the year                                      2,290                     --              --
                                                          -----------------------------------------
      Basic earnings per share
           Net income available to shareholders                      2,290              5,554,330            0.41
      Effect of dilutive securities
           Warrants                                                     --                145,759              --
           Options to purchase shares                                   --                364,947              --
                                                               ------------------------------------
      Diluted earnings per share
           Net income available to shareholders                      2,290              6,065,036            0.38
                                                               ====================================

INTERNATIONAL ABSORBENTS INC.
Notes to Consolidated Financial Statements
JANUARY 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

(in thousands of U.S. dollars except per share amounts)

                                                                                                        2000
                                                           --------------------------------------------------
                                                                  INCOME              SHARES       PER SHARE
                                                             (NUMERATOR)       (DENOMINATOR)          AMOUNT
                                                                       $                                   $
     Net earnings for the year                                     1,718                  --              --
                                                           -----------------------------------
     Basic earnings per share
          Net income available to shareholders                     1,718           4,940,250            0.35
     Effect of dilutive securities
          Warrants                                                    --             150,987              --
          Options to purchase shares                                  --             206,030              --
                                                           -----------------------------------
     Diluted earnings per share
          Net income available to shareholders                     1,718           5,297,267            0.32
                                                           ===================================



                                                                                                       1999
                                                           --------------------------------------------------
                                                                  INCOME              SHARES       PER SHARE
                                                             (NUMERATOR)       (DENOMINATOR)          AMOUNT
                                                                       $                                   $

     Net earnings for the year                                       507                  --              --
                                                           -----------------------------------
     Basic earnings per share
          Net income available to shareholders                       507           4,849,500            0.10
     Effect of dilutive securities
          Warrants and options to purchase shares                     --           1,488,500              --
                                                           -----------------------------------
      Diluted earnings per share
          Net income available to shareholders                       507           6,338,000            0.08
                                                           ===================================

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                    PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company's directors and executive officers and regarding compliance with Section 16 of the Securities and Exchange Act of 1934 required by this Item, is incorporated by reference to pages 3 through 5 of the Company's Proxy Statement prepared for the Annual General Meeting of Shareholders to be held June 5, 2001.


ITEM 10.  EXECUTIVE COMPENSATION

The information required by Item 10 is incorporated by reference to pages 5 through 10 of the Company's Proxy Statement prepared for the Annual General Meeting of Shareholders to be held June 5, 2001.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT

The information required by Item 11 is incorporated by reference to page 3 of the Company's Proxy Statement prepared for the Annual General Meeting of Shareholders to be held June 5, 2001.

ITEM 12.  CERTAIN RELATIONSHIPS AND
          RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to page 10 of the Company's Proxy Statement prepared for the Annual General Meeting of Shareholders to be held June 5, 2001.


                                     PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K

(A)  The following documents are filed as a part of this Report.

     (i)  FINANCIAL STATEMENTS

          The following Report of Independent Chartered Accountants and Consolidated Financial Statements of the Company:

          Consolidated Financial Statements


          As at January 31, 2001 and 2000:

           Consolidated Balance Sheets


          For the Fiscal Years Ended January 31, 2001, 2000 and 1999:

           Consolidated Statements of Operations and Deficit

           Consolidated Statement of Shareholder's Equity

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

                                       INTERNATIONAL ABSORBENTS INC., a
                                       British Columbia, Canada corporation


                                       -----------------------------------------
                                       President and Chief Executive Officer
                                       Dated: April 12, 2001

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



SIGNATURE                                   TITLE                               DATE
---------                                   -----                               ----
/s/ Gordon L. Ellis
--------------------------     Chairman of the Board of Directors           April 23, 2001
Gordon L. Ellis                President & Chief Executive Officer


/s/ Stephen H. Silbernagel
--------------------------     Director                                     April 23, 2001
Stephen H. Silbernagel


/s/ John J. Sutherland
--------------------------     Director                                     April 23, 2001
John J. Sutherland


/s/ Douglas E. Ellis
--------------------------     Director                                     April 23, 2001
Douglas E. Ellis


/s/ Shawn M. Dooley
--------------------------     Director                                     April 23, 2001
Shawn M. Dooley


/s/ David H. Thompson
--------------------------     Chief Financial Officer                      April 23, 2001
David H. Thompson


                                  EXHIBIT INDEX


EXHIBIT 3.    ARTICLES OF INCORPORATION AND BY-LAWS

     3.1(4)   Altered Memorandum of Company

     3.2(1)   Articles of the Company

EXHIBIT 10.   MATERIAL CONTRACTS

     10.1(3) Supply Agreement between Georgia-Pacific Corp and Absorption Corp dated February 17, 1994

     10.2(1) Lease for Bellingham, WA plant between Port of Bellingham and Absorption Corp dated October 8, 1985 (with modifications and renewals)

     10.3(1) Rental contracts between the Company, Absorption Corp, Canadian Absorption Corp and ABE (1980) Industries Inc. dated December 1, 1989

     10.4(1) Office Services Agreement between the Company and ABE (1980) Industries Inc. dated November 10, 1988

     10.5(1) Office Services Agreement between the Company and ABE (1980) Industries Inc. dated September 1, 1998.

EXHIBIT 13. ANNUAL REPORT OF SECURITY HOLDERS, FORM 10-Q OR QUARTERLY REPORT TO SECURITY HOLDERS

     13.1(4)  2001 Annual Report to Shareholders

EXHIBIT 21.   SUBSIDIARIES OF THE REGISTRANT

     21.1(2)  List of Subsidiaries of the Company

EXHIBIT 23.   CONSENTS OF EXPERTS AND COUNSEL

     23.1(4)  Consent of PriceWaterhouseCoopers


--------------------------------------------------------------------------------

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