Form 10QSB
period 2001-04-30
INTERNATIONAL ABSORBENTS INC
filed 2001-06-14
CIK 813634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

      [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2001

OR

      [  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _______________

Commission file Number 0-15673

INTERNATIONAL ABSORBENTS INC.
(Exact name of registrant as specified in its charter)

Province of British Columbia, Canada (State of other jurisdiction of incorporation or organization)	None (IRS Employer Identification Number)

1569 Dempsey Road
North Vancouver, British Columbia
Canada V7K 1S8
(Address of principal executive offices)

(604) 681-6181
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 11, 2001.

Title of Class	No. of Shares
Common Shares, no par value	5,619,497

INTERNATIONAL ABSORBENTS INC.
CONSOLIDATED BALANCE SHEETS
(US dollars, in thousands)

	As at	As at
	April 30, 2001	January 31, 2001

ASSETS

Current assets:

Cash	$2,590	$2,071

Short term investments	100	400

Accounts receivable	1,107	976

Inventories	548	389

Prepaid expenses	105	57

Due from related parties	2

Deferred income tax asset	523	661

	$4,975	$4,554

Property, plant, and equipment	1,346	1,393

Intangible assets	140	149

Deferred income tax asset	792	791

	$7,253	$6,887

LIABILITIES

Current liabilities:

Accounts payable and accrued liabilities	$874	$810

Income taxes payable	18	13

Due to related parties		4

	$892	$827

Deferred income tax liability	137	137

	$1,029	$964

SHAREHOLDERS’ EQUITY

Capital stock:

Authorized

100,000,000 common shares without par value

Issued and outstanding

5,619,497	$7,068	$7,077

Other capital accounts	115	74

Deficit	(959)	(1,228)

	$7,253	$6,887

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL ABSORBENTS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(US dollars, in thousands)

	3 Months Ended

	April 30, 2001	April 30, 2000

Sales revenues	$2,541	$2,178

Cost of goods sold	1,529	1,196

	1,012	982

Corporate and administrative expenses:

Marketing and sales	310	326

General and administrative	334	282

	644	608

Net income before undernoted item	369	374

Interest income	42	18

Net income before income taxes	411	392

Income tax provision	(5)	(10)

Deferred income tax recovery (provision)	(138)	(107)

Net income for the period	268	275

Basic Earnings per share	0.05	0.05

Fully diluted	0.05	0.05

Weighted average number of shares outstanding (in thousands)

Basic	5,625	5,447

Diluted	5,655	5,474

Subsequent Event (Note 4)

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL ABSORBENTS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS
(US dollars, in thousands)

	3 Months Ended

	April 30, 2001	April 30, 2000

Cash flows from operating activities	$483	$122

Cash flows used in investing activities	35	(96)

Cash flows used in financing activities	1	372

Net change in cash	$519	$398

Cash and cash equivalents, beginning of period	$2,071	$1,324

Cash and cash equivalents, end of period	$2,590	$1,722

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(US dollars, in thousands, except where otherwise noted)

1.    Significant Accounting Policies

Basis of consolidation and presentation

The consolidated financial statements include the accounts of International Absorbents Inc. (“IABI”) and its wholly-owned subsidiaries Absorption Corp (“Absorption”), a Nevada company doing business in Washington State, and Total Absorb Inc. (“TAI”), a British Columbia company.

These unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States and include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated on consolidation. The accompanying interim condensed consolidated financial statements of the Company do not include all notes in annual financial statements and therefore should be read in conjunction with the Company’s annual financial statements. The accompanying financial statements include all normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the Company’s financial position at April 30, 2001 and January 31, 2001, and its results of operations and cash flows for the three months ended April 30, 2001 and three months ended April 30, 2000.

Net earnings per share

Net earnings per share computations are in accordance with SFAS No. 128, “Earnings Per Share.” Basic net earnings per share is computed using the weighted average number of common shares outstanding. Diluted net earnings per share is computed using the weighted average number of shares and potentially dilutive shares outstanding. Stock options and warrants that are anti-dilutive are not included in diluted net earnings per share.

2.    Share Capital

Common Shares

	Shares	Amount

Common shares outstanding, January 31, 2000	5,192,875	$6,622

Exercise of options	32,562	25

Exercise of warrants	183,935	215

Loan to related parties for share purchase	215,000	215

Reciprocal shareholdings	(6,000)

Common shares outstanding, January 31, 2001	5,618,372	$7,077

Exercise of options	1,125	1

Retirement of reciprocal holdings		(10)

Common shares outstanding, April 30, 2001	5,619,497	$7,068

Share transactions (excluding exercise of options and warrants) during the period ending April 30, 2001 and the year ending January 31, 2001

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

Stock Options

	Number of	Exercise
	Underlying Shares	Prices

Stock options outstanding, January 31, 2000	420,350	$0.80 to $4.00

Granted	64,348	$1.84

Exercised	(32,562)	$0.80

Surrendered or expired	(7,125)	$0.80 to $2.16

Stock options outstanding, January 31, 2001	445,011	$0.80 to $4.00

Exercised	(1,125)	$0.80

Stock options outstanding, April 30, 2001	443,886	$0.80 to $4.00

Stock options outstanding at April 30, 2001 are due to expire from October 1, 2001 to September 30, 2005. Pursuant to the vesting terms of the option agreements, stock options to purchase 443,886 common shares were eligible for exercise at April 30, 2001 (at January 31, 2001 – 435,011).

Warrants

	Number of	Exercise
	Underlying Shares	Prices

Warrants outstanding, January 31, 2000	420,997	$0.40 to $1.00

Exercised	(398,936)	$1.00

Surrendered or expired	(9,561)	$0.40 to $1.00

Warrants outstanding January 31, 2001 and April 30, 2001	12,500	$0.80

Warrants outstanding at April 30, 2001 are due to expire December 7, 2001.

3.    Segmented Information

The Company is involved primarily in the development, manufacture, distribution and sale of absorbent products. Its assets are located and its operations are primarily conducted, in the United States.

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

Quarter Ended April 30, 2001 Business Segment Data

	Animal Care	Industrial	Consolidated

Revenues	$2,243	$298	$2,541

Operating costs and expenses	1,846	276	2,122

Operating income before depreciation and amortization	397	22	419

Depreciation and amortization			(50)

Interest income			42

Net income before taxes			$411

Assets	$5,607	$1,646	$7,253

Capital Expenditures	$3	$0	$3

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

Quarter ended April 30, 2000 Business Segment Data

	Animal Care	Industrial	Consolidated

Revenues	$1,837	$341	$2,178

Operating costs and expenses	1,474	293	1,767

Operating income before depreciation and amortization	378	51	411

Depreciation & amortization			(37)

Interest income			18

Net income before taxes			$392

Capital expenditures	$38	$7	$45

Year ended January 31, 2001

	Animal Care	Industrial	Consolidated

Assets	$5,510	$1,337	$6,887

4.    Subsequent Event

      Subsequent to April 30, 2001, International Absorbents Inc. entered into an agreement with a company whose directors include IABI’s Chairman, President and Chief Executive Officer. Under the agreement, IABI provided a secured loan of $190,000 to this company and has the option to acquire an equity interest as stipulated in the agreement.

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

MANAGEMENT’S DISCUSSION & ANALYSIS

RESULTS OF OPERATIONS

Sales

      International Absorbents’ net sales for the quarter ended April 30, 2001 were $2,541,000 compared to the quarter ended April 30, 2000 total of $2,178,000. This 17% increase was achieved primarily through an increase in sales of the Animal Care division’s flag ship product, CareFRESH™ small animal bedding. There were additional increases among the other Animal Care product lines. Sales to both regional distributors and direct buying accounts increased due to customer recognition of the products’ superior performance, Company sponsored promotional activity, and increased customer support. The rate at which sales grow will be determined by the market’s acceptance of a price increase that was put into effect over the first three months of the year, continued growth of the Company’s CareFRESH™ small animal bedding, increased distribution of products that were introduced by the Company over the past two years, and the introduction of several new ancillary small animal products.

Gross Profits

      Gross profits on net sales for the first quarter of fiscal year 2002 were $1,012,000, a gross margin of 40%. In the first quarter of 2001 they were $982,000, or 45%. During the first quarter of the year there was some abatement to the West Coast energy crisis. This resulted in natural gas prices which were substantially lower than those rates which were paid at the height of the crisis during the fourth quarter of the previous fiscal year, yet still much higher than prices in the first quarter of fiscal year 2001. In addition to energy price increases, we had an increase in the delivered cost of our short fiber raw material, due to the closing of the Georgia Pacific West pulp plant in Bellingham, Washington. Even though gross profits increased, gross margins (gross profit divided by net sales) decreased, because new production efficiencies were offset by the aforementioned cost increases. Due to energy prices having recently increased to levels which energy pricing experts had predicted would not be reached for another five to ten years, it is unknown how this factor will effect gross profit. Over the next year, annual energy contract rates are predicted to return to levels that are double those of a year ago. That, in combination with new production efficiencies, will allow gross margins to remain at current levels. There will continue to be downward pressure on gross margins as a result of the recent closing of the Georgia Pacific pulp plant in Bellingham. After the resulting reduction in gross margin, the Bellingham production facility will remain profitable. New products will be introduced during fiscal 2002, which will have lower gross margins than existing products.

Other Expenses and Income

      In the first quarter of fiscal year 2002, International Absorbents spent $310,000 on marketing and sales expenses as compared to $326,000 in the same quarter last year, resulting in a 5% decrease. In fiscal 2002, there continues to be a significant investment in launching new products. There is also an on-going investment in marketing programs for existing products. Over the rest of the year, significant investments will continue to be made in marketing recently launched products. At the same time, development of sales and marketing programs for new products will continue.

      General and administrative expenses were $334,000. In the first quarter of 2001 they were $282,000. This was an 18% increase. As sales increase, basic operating and administrative functions have been expanded to support the growth, which will continue with expected sales growth. The rate of increase is expected to be maintained at a level below the rate sales growth. As cash is accumulated and invested in short term cash equivalents, International Absorbents’ interest income has increased. In the first quarter of fiscal 2002, $42,000 in interest income was accumulated as compared to $18,000 in the same period the previous year. Until a significant capital investment is made, this income will continue to grow. The rate of its growth is dependent on short term interest rates.

Net Income

      International Absorbents’ net income before taxes increased by 5% to $411,000 in the period ending April 30, 2001 over $392,000 in the same period last year. In the first quarter of 2002, the company recognized a tax provision of $143,000 compared with a tax provision of $117,000 in the first quarter of 2001 representing a 29% increase. This resulted in a decrease in net income, after taxes and the deferred income tax provision, from $275,000 in the first quarter 2001 to $268,000 in the first quarter of 2000, a 3% decrease. The amount of

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

the deferred income tax provision is determined by generally accepted accounting principles and not management. Net income before taxes increased as a result of increased sales revenues and continued controls on general and administrative expenses, as steps have been taken to maintain expenses at a level which will allow improved profits. These cost controls will remain in place as sales grow. Marketing and sales will see the largest non-capital investment during 2002. While there will be an increase in net income before taxes and tax related items, it will not be significant due to investments that will be made in the introduction of new products.

Currency

      Approximately 5% of International Absorbents sales were to foreign customers. Of the foreign sales, 42% were to Canadian customers. Over the past three years, the value of the Canadian dollar, compared to other global currencies, has been very stable in relation to the value of the U.S. dollar. Sales in the first quarter of fiscal year 2002 were not significant enough to be adversely affected by changes in the value of the U.S. dollar. This trend is expected to continue through fiscal year 2002.

Inflation

      Inflationary pressures on costs, especially energy costs, are greater than they were during the same quarter of the previous fiscal year. There appears to be some mitigation to these pressures; but because the price increases in the energy sector were so far beyond historical measures, there is no way to accurately predict what they will be in the future.

Environmental Matters

      International Absorbents is committed to being an environmentally friendly company and to producing products which benefit the quality of the environment. Hazardous wastes are not produced, treated, or stored at any company owned or operated facilities. State federal and local laws all have jurisdiction over production activities. International Absorbents is currently in compliance with these laws and expects to remain so through fiscal 2002.

Risk Factors

      Except for the historical information contained herein, certain of the matters discussed in this report are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties, including but not limited to, changing economic conditions, governmental policies affecting operations and costs, market competitive challenges, product acceptance and performance, customer service requirements, raw material, labor and utility costs, and inflationary pressures.

      Economic downturns or recessionary conditions in markets served by International Absorbents can adversely affect the demand for International Absorbents products.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

      At the end of the first quarter of fiscal year 2002, International Absorbents’ capital structure comprised $892,000 of short-term liabilities, $137,000 of deferred tax liability, and $6,224,000 of stockholder’s equity. The ratio of total assets to total liabilities was 7.05:1 compared to 7.14:1 at January 1, 2001. Total debt increased by $65,000. The increase was a direct result of increased purchases which was indirectly related to increased sales. Total stockholder’s equity increased by $301,000 to $6,224,000 in the first quarter of 2002. The increase was primarily due to net income for the period and from an increase in other capital accounts. The change in other capital relates to the repayment of loans made to related parties for purchase of shares.

      As fiscal year 2002 continues, International Absorbents’ capital structure is expected to continue to improve. As growth opportunities are sought, assets may be reduced or debt incurred to fund these opportunities.

Cash Generated from Operations

      The cash flow generated from operations of International Absorbents increased to $483,000 during the first quarter of fiscal year 2002 from $122,000 at the end of the same period in 2001. This was substantially due

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

to $300,000 that had been invested in short-term (3 month to 6 month) bank certificates of deposits that have matured into cash accounts. During the balance of fiscal 2002 this level of cash being generated from operations is expected to continue at lower rates as cash is once again invested for the short term.

Working Capital

      International Absorbents’ working capital position at quarter end, April 30, 2001, was $3,560,616, as compared to $3,066,000 at the end of Fiscal 2001. The current ratio (current assets to current liabilities) improved to 5.0:1 in comparison to 4.71:1 at the end of fiscal 2001. Cash generated from operations resulted in an increase in working capital.

      As 2002 continues, working capital will grow, but is not expected to grow as fast as in recent history, because there are not as many warrants and options approaching their expiration dates. There is expected to be enough cash and equivalents throughout 2002 to meet all short-term working capital needs.

Financing and Investing Activities

      During the first quarter of fiscal year 2002, International Absorbents received $35,000 in cash from investing activities and received $1,000 from financing activities. This is compared to $372,000 received from financing and $96,000 being used for investing in first quarter 2001. New manufacturing and production opportunities are continuously being sought. Because not all of these opportunities have been completely defined, management cannot predict the timing of when they will have an effect on our financial statements.

Share Repurchase Plans

      On October 24, 2000, the Board of Directors authorized a program to purchase up to 1 million shares of International Absorbents common stock from the open market. During the fourth quarter of fiscal 2001, 24,000 common shares were purchased at a total cost of $10,000. In December of 2000, the program was suspended until the extent of the effect on the company of the West Coast energy crisis could be fully evaluated. It was determined to be prudent that cash reserves be held until the crisis passed and energy costs stabilized. Management has not yet determined when the program will be resumed.

Stock Performance

      The market price of International Absorbents common stock ranged from $2.32 to $1.20 in the first quarter of fiscal year 2002. Market capitalization (calculated as period end share price multiplied by ending issued and outstanding common shares) at quarter end, April 30, 2001, was $11,239,000 in comparison to $15,311,503 at quarter end April 30, 2000.

Forward-looking Statements

      Statements made in the preceding Management’s Discussion and Analysis referring to the Company’s outlook, future sales revenue, gross profits, general and administrative expenses, marketing expenses, liquidity and capital resources, and cash flow, that state the Company management’s intentions, hopes, beliefs, expectations, or predictions of the future, are forward-looking statements. It is important to note that the Company’s actual results could differ materially from those projected in such forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company’s SEC filings, including but limited to the Company’s report on forms 10-KSB, 10-QSB, and the Company’s proxy statement to shareholders. Copies of these filings may be obtained by contacting the Company or the SEC.

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

PART II —OTHER INFORMATION

5.    Other information

      Directors as at April 30, 2001:

          Gordon L. Ellis

          Stephen H. Silbernagel

          John J. Sutherland, Jr.

          Douglas E. Ellis

          Shawn M. Dooley

6.    Exhibits and Reports on Form 8-K

      No exhibits

      On April 9, 2001 a report on Form 8-K was filed with the Securities and Exchange Commission announcing the 1 for 4 reverse split of International Absorbents, Inc.’s common shares.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL ABSORBENTS INC. (Registrant)

Date: 6/12/2000	/s/ Gordon L. Ellis

Gordon L. Ellis
President & CEO

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.