Form 10QSB
period 2001-07-31
INTERNATIONAL ABSORBENTS INC
filed 2001-09-05
CIK 813634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2001

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

Yes [x]      No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 6, 2001.

Title of Class	No. of Shares

Common Shares, no par value	5,624,497

INTERNATIONAL ABSORBENTS INC.
CONSOLIDATED BALANCE SHEETS
(US dollars, in thousands)

	As at	As at
	July 31, 2001	January 31, 2001

		(audited)
ASSETS

Current assets:

Cash	$3,125	$2,071

Short term investments	100	400

Accounts receivable, net	1,014	976

Inventories	490	389

Prepaid expenses	122	57

Deferred income tax asset	757	661

	5,608	4,554

Property, plant, and equipment	1,324	1,393

Intangible assets	131	149

Note receivable from affiliate (note 5)	223	—

Deferred income tax asset	336	791

	$7,622	$6,887

LIABILITIES

Current liabilities:

Accounts payable and accrued liabilities	807	810

Income taxes payable	23	13

Due to related parties	—	4

	830	827

Long term liability:

Deferred income tax liability	137	137

	967	964

SHAREHOLDERS’ EQUITY

Common stock:

100,000,000 common shares authorized, no par value 5,624,497 & 5,618,372 issued and outstanding at July 31, 2001 and January 31, 2001 respectively	7,072	7,077

Capital surplus	276	264

Shareholder loans to acquire stock (note 4)	(104)	(190)

Deficit	(589)	(1,228)

Total shareholders’ equity	6,655	5,923

	$7,622	$6,887

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL ABSORBENTS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(US dollars, in thousands)

	6 Months		3 Months

	July 31, 2001	July 31, 2000	July 31, 2001	July 31, 2000

Sales revenues	$5,737	$4,237	$3,196	$2,058

Cost of goods sold	3,239	2,359	1,710	1,162

	2,498	1,878	1,486	896

Corporate and administrative expenses:

Marketing and sales	736	650	427	324

General and administrative	831	578	497	295

	1,567	1,228	924	619

Net income from operations	931	650	562	277

Interest income	78	43	36	24

Net income before income taxes	1,009	693	598	301

Income tax provision	(10)	(10)	(5)	—

Deferred income tax recovery (provision)	(360)	(227)	(222)	(120)

Net income for the period	$639	$456	$371	$181

Basic earnings per share	$.11	$.08	$.07	$.04

Fully diluted	$.11	$.08	$.06	$.04

Weighted average number of shares outstanding (in thousands)

Basic	5,620	5,515	5,620	5,580

Diluted	5,707	5,515	5,710	5,580

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL ABSORBENTS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS
(US dollars, in thousands)

	6 Months Ended

	July 31, 2001	July 31, 2000

Cash flows from operating activities	$1,184	$458

Cash flows used in investing activities	(125)	(429)

Cash flows from (used in) financing activities	(5)	392

Net change in cash	$1,054	$421

Cash and cash equivalents, beginning of period	$2,071	$1,324

Cash and cash equivalents, end of period	$3,125	$1,745

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

These unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States and include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated on consolidation. Our accompanying interim condensed consolidated financial statements do not include all notes normally included in annual financial statements and therefore should be read in conjunction with our annual financial statements. The accompanying financial statements include all normal recurring adjustments, which, in the opinion of management, are necessary to present fairly International Absorbents’ financial position at July 31, 2001, its results of operations for the three and six months ended July 31, 2001 and 2000 and statement of changes in cash flows for the six months ended July 31, 2001 and 2000.

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

2.   Share Capital

Common Shares

Common shares outstanding, January 31, 2001	5,618,372	$7,077

Exercise of options	6,125	5

Retirement of treasury stock		(10)

Common shares outstanding, July 31, 2001	5,624,497	$7,072

Stock Options

Stock options outstanding, January 31, 2001	445,011	$0.80 to $4.00

Exercised	(6,125)	$0.80

Stock options outstanding, July 31, 2001	438,886	$0.80 to $4.00

Stock options outstanding at July 31, 2001 are due to expire from October 1, 2001 to September 30, 2005. Pursuant to the vesting terms of the option agreements, all outstanding stock options were eligible for exercise at July 31, 2001.

Warrants

Warrants outstanding at July 31, 2001 and January 31, 2001 are 12,500 at an exercise price of $.80 and expire December 7, 2001.

3.   Segmented Information

The Company is involved primarily in the development, manufacture, distribution and sale of absorbent products. Its assets are located and its operations are primarily conducted in the United States.

The Company defines its business segments based upon the market in which its customers sell products. The Company operates principally in two business segments, the animal care industry and the industrial cleanup industry.

Management of the Company evaluates these segments based upon the operating income before depreciation and amortization generated by each segment. Depreciation and amortization are managed on a consolidated basis and as such are not allocated to individual segments. There are no intersegment transactions or significant differences between segment accounting and corporate accounting basis.

Business Segment Data — Six Months Ended July 31, 2001

	Animal Care	Industrial	Consolidated

Revenues	$5,063	$674	$5,737

Operating costs and expenses	4,045	645	4,690

Operating income before depreciation and amortization	1,018	29	1,047

Depreciation and amortization — corporate			(116)

Interest income			78

Net income before taxes			$1,009

Capital Expenditures	$26	$3	$29

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

Business Segment Data — Six Months Ended July 31, 2000

	Animal Care	Industrial	Consolidated

Revenues	$3,558	$679	$4,237

Operating costs and expenses	2,869	640	3,509

Operating income before depreciation and amortization	689	39	728

Depreciation and amortization — corporate			(78)

Interest income			43

Net income before taxes			$693

Capital expenditures	$166	$42	$208

Business Segment Data — Three Months Ended July 31, 2001

	Animal Care	Industrial	Consolidated

Revenues	$2,820	$376	$3,196

Operating costs and expenses	2,199	369	2,568

Operating income before depreciation and amortization	621	7	628

Depreciation & amortization — corporate			(66)

Interest income			36

Net income before taxes			$598

Capital expenditures	$23	$3	$26

Business Segment Data — Three Months Ended July 31, 2000

	Animal Care	Industrial	Consolidated

Revenues	$1,721	$337	$2,058

Operating costs and expenses	1,395	346	1,741

Operating income before depreciation and amortization	326	(9)	317

Depreciation & amortization — corporate			(40)

Interest income			24

Net income before taxes			$301

Capital expenditures	$87	$22	$109

Assets

	Animal Care	Industrial	Consolidated

At July 31, 2001	$6,236	$1,386	$7,622

At January 31, 2001	$5,510	$1,377	$6,887

4.   Related Party Transactions

During fiscal year 2001, we loaned a total of $215,000 to officers and directors of IABI for the purpose of exercising warrants. These notes accumulated interest at 12% annually, non-compounding and are due on demand. The principal balance and accrued interest outstanding at July 31, 2001 is $104,000 and is included in shareholders’ equity.

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

5.   Receivable From Affiliate

On May 31, 2001, International Absorbents Inc. entered into an agreement with an affiliated corporation whose main purpose is to provide Internet connectivity to primary markets throughout Central and South America. IABI’s chairman is a director of the affiliated corporation.

Initially, under the agreement, IABI will provide secured funds designated for certain expenditures. As of this filing date, IABI has provided up to $270,000 in loans to satisfy these certain obligations. At July 31, 2001, outstanding advances are $205,000 and accrued interest of $18,000. Until November 15, 2001 and subject to approval of the Board of Directors, IABI has the option to provide further material advances upon demonstrable growth of the company in exchange for a majority of the affiliated corporation’s equity.

6.   Deferred Taxes

Deferred tax amounts relate to non-capital tax loss carry forwards, $757,000 of which is expected to be used currently. Deferred tax liabilities relate primarily to temporary property and equipment depreciation differences.

MANAGEMENT’S DISCUSSION & ANALYSIS

RESULTS OF OPERATIONS

Sales

      Our net sales for the six month period ending July 31, 2001 were $5,737,000, which was a 35% increase over the $4,237,000 total for the previous year. Net sales for the quarter ended July 31, 2001 were $3,196,000 compared to the quarter ended July 31, 2000 total of $2,058,000. This was an increase of 55%. These increases were achieved primarily through an increase in sales of the Animal Care division’s flagship product, CareFRESH® small animal bedding. Also, there were additional increases among the other Animal Care product lines. Sales to both regional distributors and direct buying accounts increased due to customer recognition of the products’ superior performance, Company sponsored promotional activity, and increased customer support. The rate at which future sales grow will be determined by the market’s acceptance of a price increase that was put into effect over the first three months of the year, continued growth of the Company’s CareFRESH® small animal bedding, increased distribution of products that were introduced by the Company over the past two years, and the introduction of several new ancillary small animal products.

Gross Profits

      Gross profits on net sales for the first six months of fiscal year 2002 were $2,498,000, a gross margin of 44%. In the first six months of fiscal year 2001 they were $1,878,000, or 44%. During the second quarter of the current fiscal year our gross profits were $1,486,000 (46%), versus $896,000 (44%) for the second quarter of the previous year. During the second quarter of the year there was continued abatement of the West Coast energy crisis. This resulted in natural gas prices which were substantially lower than those rates paid at the height of the crisis during the fourth quarter of the previous fiscal year, yet still somewhat higher than prices in the second quarter of fiscal year 2001. In addition to energy price increases, we had an increase in the delivered cost of our short fiber raw material, due to the closing of the Georgia Pacific West pulp plant in Bellingham, Washington. Even though some basic production costs increased, gross margins (gross profit divided by net sales) improved, because of new production efficiencies that resulted from new equipment, which was installed in the previous fiscal year. Due to energy prices having recently increased to levels which energy pricing experts had predicted would not be reached for another five to ten years, it is unknown how this factor will affect gross profit. Over the next year, annual energy contract rates are predicted to return to affordable levels. That, in combination with new production efficiencies, will allow gross margins to remain at current levels. There will continue to be downward pressure on gross margins as a result of the closing of the Georgia Pacific pulp plant in Bellingham. After the resulting reduction in

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

gross margin, the Bellingham production facility will remain profitable. New products will be introduced during fiscal 2002, which will have lower gross margins than existing products.

Other Expenses and Income

      In the first six months of fiscal year 2002, we spent $736,000 on marketing and sales expenses compared to $650,000 in the same period last year, resulting in a 13% increase. During the second quarter ended July 31, 2001, our marketing and sales expenses increased 31% to $427,000, as compared to $324,000 in the same quarter ending July 31, 2000. In fiscal 2002, there continues to be a significant investment in launching new products. There is also an on-going investment in marketing programs for existing products. Over the remainder of the year, significant investments will continue to be made in marketing, advertising, and promoting recently launched products. At the same time, product promotion and marketing programs for new products will continue.

      General and administrative expenses were $831,000 for the first six months of fiscal year 2002. In the first six months of 2001 expenses were $578,000, a 44% increase. Comparing the second quarter of fiscal 2002 to 2001, expenses increased by 68% from $295,000 to $497,000. As sales increase, basic operating and administrative functions have been expanded to support the growth, which will continue with increasing sales. The rate of increase is expected to return to a level below the sales growth rate, now that new infrastructure is in place to handle our growth.

      As cash is accumulated and invested in short term cash equivalents, International Absorbents’ interest income has increased. In the first six months of fiscal 2002, $78,000 in interest income was accumulated as compared to $43,000 in the same period the previous year. Comparing second quarter 2000 to second quarter 2001, interest income grew from $24,000 to $36,000. Until a significant capital investment is made, this income will continue to grow with the rate of growth dependent on short term interest rates.

Net Income

      Our net income before taxes increased by 46% to $1,009,000 for the six months ended July 31, 2001 over $693,000 in the same period last year. During the second quarter of fiscal year 2002 we had a net income before taxes of $598,000, versus $301,000 for the second quarter of fiscal 2001, resulting in a 99% increase. In the first six months of 2002, the company recognized income tax provisions of $370,000 compared with income tax provisions of $237,000 in the first six months of 2001 representing a 56% increase. Profits after taxes increased by 40% from $456,000 after the first six months of fiscal 2001 to $639,000 after the first six months of fiscal 2002. During the second quarter, profits after taxes increased to $371,000 as compared to $181,000 for the same quarter in the previous year. The increase for the quarter was 105%. The amount of the deferred income tax provision is determined by generally accepted accounting principles, not management. Net income before taxes increased as a result of increased higher sales revenues and continued controls on general and administrative expenses, as steps have been taken to maintain expenses at a level which will allow improved profits. These cost controls will remain in place for the remainder of the year. Marketing and sales will see the largest non-capital investment during 2002. While there will be an increase in net income before taxes and tax related items, it will not be significant due to investments that will be made to introduce new products.

Currency

      Approximately 6% of International Absorbents’ sales were to foreign customers. Of the foreign sales, 42% were to Canadian customers. Over the past three years, the value of the Canadian dollar compared to other global currencies, has been stable in relation to the value of the U.S. dollar. Sales in the first half of fiscal year 2002 were not significant enough to be adversely affected by changes in the value of the U.S. dollar. This trend is expected to continue through fiscal year 2002.

Inflation

      Inflationary pressures on costs, especially energy costs, are greater than they were during the same quarter of the previous fiscal year. These pressures appear to be moderating; but because the price increases in the energy sector were so far beyond historical measures, there is no way to accurately predict what they will be in the future.

Environmental Matters

      International Absorbents and its wholly owned subsidiary Absorption Corp, are committed to being an environmentally friendly company and to producing products which benefit the quality of the environment.

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

Hazardous wastes are not produced, treated, or stored at any company owned or operated facilities. State federal and local laws all have jurisdiction over production activities. International Absorbents and its wholly owned subsidiary Absorption Corp believe they are currently in compliance with these laws and expect to remain so through fiscal 2002.

Risk Factors

      Except for the historical information contained herein, certain matters discussed in this report are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties, including but not limited to, changing economic conditions, governmental policies affecting operations and costs, market competitive challenges, product acceptance and performance, customer service requirements, raw material, labor and utility costs, and inflationary pressures.

      Economic downturns or recessionary conditions in markets served by International Absorbents can adversely affect the demand for International Absorbents products.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

      At the end of the first six months of fiscal year 2002, International Absorbents’ capital structure comprised $830,000 of short-term liabilities, $137,000 of deferred tax liability, and $6,655,000 of stockholder’s equity. The ratio of total assets to total liabilities was 7.88:1 compared to 7.14:1 at January 1, 2001. Total debt increased by $3,000. Total stockholder’s equity increased by $732,000 to $6,655,000 in the first six months of 2002. The increase was primarily due to net income for the period and from an increase in other capital accounts. The change in other capital relates to the repayment of loans made to related parties for purchase of shares.

      As fiscal year 2002 continues, International Absorbents’ capital structure is expected to continue to improve. As growth opportunities are sought, working capital may be reduced or debt may be incurred to fund the growth.

Cash Generated from Operations

      The cash flow generated from operations of International Absorbents increased to $1,184,000 during the first six months of fiscal year 2002 from $458,000 at the end of the same period in 2001. This was substantially due to our increase in sales and profits. During the balance of fiscal 2002, cash being generated from operations will be invested in short term instruments.

Working Capital

      Our working capital position, net of current deferred tax assets at July 31, 2001, was $4,021,000, as compared to $3,066,000 at the end of fiscal 2001. The current ratio (current assets to current liabilities) improved to 5.84:1 in comparison to 4.71:1 at the end of fiscal 2001. Cash generated from operations resulted in an increase in working capital.

      As 2002 continues, we project working capital will grow, but it is not expected to grow as fast as in recent history. There is expected to be enough cash and equivalents throughout 2002 to meet all short-term working capital needs.

Financing and Investing Activities

      During the first six months of fiscal year 2002, we used $125,000 in cash for investing activities and used $5,000 for financing activities. This is compared to $429,000 being used for investing and $392,000 received from financing in the first six months of 2001. New manufacturing and production opportunities are continuously being sought. During the remainder of the current fiscal year we will be using cash for investing activities. Some cash is expected to be received from financing activities in the third quarter of the current fiscal year from the exercise of common stock options that will be expiring.

Share Repurchase Plans

      On October 24, 2000, the Board of Directors authorized a program to purchase up to 1 million shares of International Absorbents common stock from the open market. During the fourth quarter of fiscal 2001, 6,000 common shares were purchased at a total cost of $10,000. In December of 2000, the program was

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

suspended until the extent of the effect on the company of the West Coast energy price increases could be fully evaluated. It was determined to be prudent that cash reserves be held until the higher energy costs stabilize. Management has not yet determined when the program will be resumed.

Stock Performance

      The market price of International Absorbents common stock ranged from $2.15 to $1.66 in the second quarter of fiscal year 2002. Market capitalization (calculated as period end share price multiplied by ending issued and outstanding common shares) at quarter end, July 31, 2001, was $9,449,155 in comparison to $11,625,893 at quarter end July 31, 2000.

Forward-looking Statements

Statements made in the preceding Management’s Discussion and Analysis referring to the Company’s outlook, future sales revenue, gross profits, general and administrative expenses, marketing expenses, liquidity and capital resources, and cash flow, that state the Company management’s intentions, hopes, beliefs, expectations, or predictions of the future, are forward-looking statements. It is important to note that the Company’s actual results could differ materially from those projected in such forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company’s SEC filings, including but not limited to the Company’s report on forms
10-KSB, 10-QSB, and the Company’s proxy statement to shareholders. Copies of these filings may be obtained by contacting the Company or the SEC.

PART II — OTHER INFORMATION

4.   Submission of Matters to a Vote of Security Holders

At the annual general meeting of shareholders held on June 5, 2001, the following proposals were adopted by the margins indicated.

1.	The election of the following directors who will serve until their successors are elected and qualified, or their earlier death or resignation:

	Number of Shares

	For	Withheld

Stephen Silbernagel	4,623,491	86,466

John Sutherland	4,630,612	79,345

2.	The selection of PricewaterhouseCoopers to continue as the auditors for International Absorbents, Inc., was approved by the following vote: For — 4,537,662; Against — 33,640; Withheld — 15,958.

5.   Other information

On May 31, 2001, International Absorbents Inc. entered into an agreement with a corporation whose main purpose is to provide Internet connection to primary markets throughout Central and South America. IABI’s chairman is a director of the corporation.

Initially, under the agreement, IABI will provide secured funds designated for certain expenditures. As of the filing date, IABI has provided up to $270,000 in loans to satisfy these certain obligations. Until November 15, 2001 and subject to approval of the Board of Directors, IABI has the option to provide further material advances upon demonstrable growth of the company in exchange for a majority of the company’s equity.

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

      Directors as at July 31, 2001:

Gordon L. Ellis

Stephen H. Silbernagel

John J. Sutherland, Jr.

Douglas E. Ellis

Shawn M. Dooley

6.   Exhibits and Reports on Form 8-K

No exhibits

On April 9, 2001 a report on Form 8-K was filed with the Securities and Exchange Commission announcing the 1 for 4 reverse split of International Absorbents, Inc.’s common shares.

On July 3, 2001, a report on Form 8-K was filed naming Moss-Adams, LLP as International Absorbents, Inc.’s (IABI) auditors to replace PricewaterhouseCoopers, LLP (PWC). An amended report on Form 8-K was filed on July 12 with PWC’s response to IABI’s filing on the change of auditors. PWC’s response agreed with IABI’s announcement that the change was a result of moving accounting functions to the United States and not a result of adverse opinions or disagreements between the registrant and PWC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL ABSORBENTS INC. (Registrant)

Date: 9/5/2001	/s/ Gordon L. Ellis

Gordon L. Ellis President & CEO

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.