Form 10QSB
period 2001-10-31
INTERNATIONAL ABSORBENTS INC
filed 2001-12-05
CIK 813634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

     [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2001

OR

     [  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _______________

Commission file Number 0-15673

INTERNATIONAL ABSORBENTS INC.
(Exact name of registrant as specified in its charter)

Province of British Columbia, Canada	None

(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

Yes [x]   No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of December 3, 2001.

Title of Class	No. of Shares

Common Shares, no par value	5,657,194

INTERNATIONAL ABSORBENTS INC.
CONSOLIDATED BALANCE SHEETS
(US dollars, in thousands)

	As at	As at
	October 31, 2001	January 31, 2001

		(audited)
ASSETS

Current assets:

Cash	$3,397	$2,071

Short term investments	203	400

Accounts receivable, net	987	976

Inventories	618	389

Prepaid expenses	222	57

Deferred income tax asset	781	661

	6,208	4,554

Property, plant and equipment	1,332	1,393

Intangible assets	137	149

Note receivable from affiliate (note 5)	465	—

Deferred income tax asset	—	791

	$8,142	$6,887

LIABILITIES

Current liabilities:

Accounts payable and accrued liabilities	705	810

Income taxes payable	11	13

Due to related parties	—	4

	716	827

Long term liability:

Deferred income tax liability	137	137

	853	964

SHAREHOLDERS’ EQUITY

Common stock:

100,000,000 common shares authorized, no par value 5,657,194 and 5,618,372 issued and outstanding at July 31, 2001 and January 31, 2001, respectively	7,040	7,077

Capital surplus	266	264

Shareholder loans to acquire stock (note 4)	—	(190)

Deficit	(17)	(1,228)

Total shareholders’ equity	7,289	5,923

	$8,142	$6,887

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL ABSORBENTS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(US dollars, in thousands)

	9 Months Ended		3 Months Ended

	October 31, 2001	October 31, 2000	October 31, 2001	October 31, 2000

Sales revenues	$9,209	$7,009	$3,472	$2,772

Cost of goods sold	4,925	3,844	1,686	1,486

	4,284	3,165	1,786	1,286

Corporate and administrative expenses:

Marketing and sales	1,265	1,100	529	450

General and administrative	1,221	830	390	252

	2,486	1,930	919	702

Net income from operations	1,798	1,235	867	585

Interest income	109	74	31	31

Net income before income taxes	1,907	1,309	898	616

Income tax provision	(24)	(18)	(14)	(8)

Deferred income tax recovery (provision)	(672)	—	(312)	—

Net income for the period	$1,211	$1,291	$572	$608

Basic earnings per share	$0.21	$0.23	$0.10	$0.11

Fully diluted	$0.21	$0.23	$0.10	$0.11

Weighted average number of shares outstanding (in thousands)

Basic	5,636	5,541	5,667	5,594

Diluted	5,712	5,616	5,717	5,766

INTERNATIONAL ABSORBENTS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS
(US dollars, in thousands)

	9 Months Ended

	October 31, 2001	October 31, 2000

Cash flows from operating activities	$1,944	$1,216

Cash flows from investing activities	(570)	(493)

Cash flows from financing activities	155	400

Net change in cash	$1,529	$1,123

Cash and cash equivalents, beginning of period	$2,071	$1,324

Cash and cash equivalents, end of period	$3,600	$2,447

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

These unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States and include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated on consolidation. Our accompanying interim condensed consolidated financial statements do not include all notes normally included in annual financial statements and therefore should be read in conjunction with our annual financial statements. The accompanying financial statements include all normal recurring adjustments, which, in the opinion of management, are necessary to present fairly International Absorbents’ financial position at October 31, 2001, its results of operations for the three and nine months ended October 31, 2001 and 2000 and statement of changes in cash flows for the nine months ended October 31, 2001 and 2000.

The Company adopted SFAS No. 141 on July 1, 2001, as required by the new statement. The Company does not expect the adoption of SFAS No. 141 to have a material impact on its financial position or its results of operations. The Company will adopt SFAS No. 142 on July 1, 2002, as required by the new Statement. IABI does not expect the adoption of SFAS No. 142 to have a material impact on its financial position or its results of operations.

SFAS No. 143

The FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” in June 2001. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. While the Company is currently evaluating the impact the adoption of SFAS No. 143 will have on its financial position and results of operations, it does not expect the impact to be material.

SFAS No. 144

The FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” in August 2001. SFAS No. 144, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, supercedes SFAS No.121 and is effective for fiscal years beginning after December 15, 2001. While the Company is currently evaluating the impact the adoption of SFAS No. 144 will have on its financial position and results of operations, it does not expect the impact to be material.

2. Share Capital

Common Shares

Common shares outstanding, January 31, 2001	5,618,372	$7,077

Exercise of options	93,868	75

Retirement of treasury stock		(10)

Repurchase and retirement of stock	(55,046)	(102)

Common shares outstanding, October 31, 2001	5,657,194	$7,040

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

During September 2001, IABI repurchased 55,046 common shares at an average share price of $1.86 per share and retired the shares under the Securities and Exchange Commissions temporary rule change for stock buy backs.

Stock Options

Stock options outstanding, January 31, 2001	445,011	$0.80 to $4.00

Retired through repurchase	(35,648)	$0.80

Expired	(101,145)	$0.80 to $4.00

Exercised	(93,868)	$0.80

Stock options outstanding, October 31, 2001	214,350	$1.36 to $2.16

Stock options outstanding at October 31, 2001 are due to expire from October 1, 2002 to September 30, 2005. Pursuant to the vesting terms of the option agreements, all outstanding stock options were eligible for exercise at October 31, 2001.

On October 1, 2001, IABI offered to buy back 62% of the outstanding options from each option holder for $0.92 per option. This amount was determined by taking 95% of the average daily closing price for the 5 days prior to September 11, 2001, which was $1.72, minus the exercise price of the option. In exchange for the $0.92 per option, the option holder agreed to the cancellation of the option. The cost of the 35,648 cancelled options was $32,796. The offer expired for the repurchase of these options on October 1, 2001.

Warrants

During October 2001, 12,500 outstanding warrants with an exercise price of $0.80 were purchased from the warrant holder and cancelled, for $0.75 each resulting in a $7,375 expense. There are no outstanding warrants at October 31, 2001.

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

Business Segment Data — Nine Months Ended October 31, 2001

	Animal Care	Industrial	Consolidated

Revenues	$8,210	$999	$9,209

Operating costs and expenses	6,395	845	7,240

Operating income before depreciation and amortization	1,815	154	1,969

Depreciation and amortization – corporate			(171)

Interest income			109

Net income before taxes			$1,907

Capital Expenditures	$81	$10	$91

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

Business Segment Data – Nine Months Ended October 31, 2000

	Animal Care	Industrial	Consolidated

Revenues	$6,003	$1,006	$7,009

Operating costs and expenses	4,724	927	5,651

Operating income before depreciation and amortization	1,279	79	1,358

Depreciation and amortization – corporate			(123)

Interest income			74

Net income before taxes			$1,309

Capital expenditures	$294	$47	$341

Business Segment Data – Three Months Ended October 31, 2001

	Animal Care	Industrial	Consolidated

Revenues	$3,147	$325	$3,472

Operating costs and expenses	2,350	200	2,550

Operating income before depreciation and amortization	797	125	922

Depreciation & amortization – corporate			(55)

Interest income			31

Net income before taxes			$898

Capital expenditures	$55	$7	$62

Business Segment Data – Three Months Ended October 31, 2000

	Animal Care	Industrial	Consolidated

Revenues	$2,445	$327	$2,772

Operating costs and expenses	1,855	287	2,142

Operating income before depreciation and amortization	590	40	630

Depreciation & amortization – corporate			(45)

Interest income			31

Net income before taxes			$616

Capital expenditures	$128	$5	$133

Assets

	Animal Care	Industrial	Consolidated

At October 31, 2001	$6,772	$1,370	$8,142

At January 31, 2001	$5,510	$1,377	$6,887

4. Related Party Transactions

During fiscal year 2001, we made loans totaling $215,000 to officers and directors of IABI for the purpose exercising warrants. These notes accumulated interest at the non-compounding rate of 12% annually and were due on demand. The principle balance and accrued interest outstanding were paid in full at October 31, 2001.

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

5. Receivable From Affiliate

On May 31, 2001, International Absorbents Inc. entered into an agreement with an affiliated corporation whose main purpose is to provide Internet connectivity via satellite to primary markets throughout Central and South America. International Absorbents’ chairman is a director of the affiliated corporation; however, he has abstained from voting on board actions regarding this investment.

Initially, IABI provided partially secured funds designated for certain expenditures. As of October 31, 2001, IABI had advanced $465,000 and has recorded accrued interest of $18,000 related to these advances. Until December 15, 2001 and subject to approval of the Board of Directors, IABI has the option to convert the outstanding advances, and commit to additional advances. If IABI advances an aggregate amount of $1,500,000, the conversion of such advances will represent a 60% ownership interest in the affiliated company.

At October 31, 2001, IABI had not committed to further advances under the agreement and continues to record the advances as a long-term receivable. Should IABI agree to convert the advances to equity in the affiliated corporation, the advances would represent an 18.6% ownership interest in the affiliate. Further advances would increase the ownership interest and require IABI to account for the investment under the equity method of accounting. Under the equity method IABI would be required to record its share of the affiliated company’s losses in future periods. At October 31, 2001, had IABI’s note receivable from affiliate been accounted for by use of the equity method since it’s initial investment on May 31, 2001, losses of approximately $83,000 would have been recorded by IABI.

6. Deferred Taxes

Deferred income tax assets relate to non-capital tax loss carry forwards. At October 31, 2001, $781,000 of deferred income tax assets are expected to be utilized in the next 12 months. Deferred tax liabilities relate primarily to temporary property and equipment depreciation differences.

MANAGEMENT’S DISCUSSION & ANALYSIS

RESULTS OF OPERATIONS

Sales

     Our net sales for the nine-month period ending October 31, 2001 were $9,209,000, which was a 31% increase over the $7,009,000 total for the previous year. Net sales for the quarter ended October 31, 2001 were $3,472,000 compared to the quarter ended October 31, 2000 total of $2,772,000. This was an increase of 25%. These increases were achieved primarily through an increase in sales of the Animal Care division’s flagship product, CareFRESH® small animal bedding. Also, there were additional increases among the other Animal Care product lines. Sales to both regional distributors and direct buying accounts increased due to customer recognition of the products’ superior performance, Company-sponsored promotional activity and increased customer support. The rate of future sales growth will be determined by continued growth of the Company’s CareFRESH® small animal bedding, increased distribution of products that were introduced by the Company over the past two years, and the introduction of several new ancillary small animal products. A study of our customer base indicates that in some cases sales are slowing down due to national economic conditions. Presently the pet specialty retail sales slow down is approximately 5% to 10% on the West Coast of the U.S. and approximately 10% on the East Coast. As economic conditions change, these percentages could also change.

Gross Profits

     Gross profits on net sales for the first nine months of fiscal year 2002 were $4,284,000, a gross margin of 47%. In the first nine months of fiscal year 2001 gross profits were $3,165,000, or 45%. During the third quarter of the current fiscal year our gross profits were $1,786,000 (51%), versus $1,286,000 (46%) for the third quarter of the previous year. During the third quarter of the year, energy costs continued to decrease to levels of the previous year. We had an increase in the delivered cost of our short fiber raw material due to the closing of the Georgia Pacific West pulp plant in Bellingham, Washington.

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

Even though some basic production costs increased, gross margins (gross profit divided by net sales) improved because of production efficiencies that resulted from new equipment that was installed in the previous fiscal year. Currently, energy rates are returning to historically lower levels. If this trend continues, it will combine with new production efficiencies to allow gross margins to remain at current levels. The Bellingham production facility will remain profitable even if there is a minimal reduction in gross margin. New products will be introduced during the remainder of fiscal 2002, which will have lower gross margins than existing products.

Other Expenses and Income

     In the first nine months of fiscal year 2002, we spent $1,265,000 on marketing and sales expenses compared to $1,100,000 in the same period last year, resulting in a 15% increase. During the third quarter ended October 31, 2001, our marketing and sales expenses increased 18% to $529,000, as compared to $450,000 in the same quarter ending October 31, 2000. In fiscal 2002, there continues to be a significant investment in launching new products. There is also an on-going investment in marketing programs for existing products. Over the remainder of the year, considerable investments will continue to be made in marketing, advertising and promoting newly launched products.

     General and administrative expenses were $1,221,000 for the first nine months of fiscal year 2002. In the first nine months of 2001 expenses were $830,000, a 47% increase. Comparing the third quarter of fiscal 2001 to 2002, expenses increased by 55% from $252,000 to $390,000. As sales increase, basic operating and administrative functions have been expanded to support the growth. The rate of increase is expected to be maintained as new infrastructure is put in place to handle our growth.

     As cash is accumulated and invested in short-term cash equivalents, International Absorbents’ interest income has increased. In the first nine months of fiscal 2002, $109,000 in interest income was earned as compared to $74,000 in the same period the previous year. Comparing third quarter 2002 to third quarter 2001, interest income remained at $31,000 due to a sharp decrease in short-term certificate of deposit rates. Until a significant capital investment is made, this income will continue to grow at a rate dependent on short-term interest rates.

Net Income

     Our net income before taxes increased by 46% to $1,907,000 for the nine months ended October 31, 2001 over $1,309,000 in the same period last year. During the third quarter of fiscal year 2002 we had a net income before taxes of $898,000, versus $616,000 for the third quarter of fiscal 2001, resulting in a 46% increase. In the first nine months of 2002, we recognized income tax provisions of $696,000 compared with income tax provisions of $18,000 in the first nine months of 2001. Profits after taxes decreased by 6% from $1,291,000 after the first nine months of fiscal 2001 to $1,211,000 after the first nine months of fiscal 2002. During the third quarter, profits after taxes decreased to $572,000 as compared to $608,000 for the same quarter in the previous year. The decrease for the quarter was 6%. The amount of the deferred income tax provision is determined by generally accepted accounting principles, not management. Net income before taxes increased as a result of higher sales revenues, an improved gross margin and ongoing controls to maintain general and administrative expenses at a level which will allow improved profits. These cost controls will remain in place for the remainder of the year. Marketing and sales will see the largest non-capital investment during 2002. During the final quarter of fiscal year 2002, we may have to account for our note receivable from affiliate using the equity accounting method. See “Financing and Investing Activities” below for a further discussion of this potential expense.

Currency

     Approximately 5% of International Absorbents’ sales during the first three quarters of the fiscal year were to foreign customers. Of the foreign sales, 46% were to Canadian customers. Over the past three years, the value of the Canadian dollar, compared to other global currencies, has been stable in relation to the value of the U.S. dollar. Sales in the first half of fiscal year 2002 were not significant enough to be adversely affected by fluctuations in the value of the U.S. dollar. This trend is expected to continue through fiscal year 2002.

Inflation

     During the most recent quarter inflation was not a major factor effecting our operations. It is impossible to project how the war on terrorism will affect economic conditions, consumer spending, and inflation.

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

Environmental Matters

     International Absorbents, and its wholly owned subsidiary Absorption Corp, is committed to being an environmentally friendly company and to producing products which benefit the quality of the environment. Hazardous wastes are not produced, treated or stored at any company owned or operated facilities. State, federal and local laws all have authority over production activities. International Absorbents, and its wholly owned subsidiary Absorption Corp, believes it is currently in compliance with these laws and expects to remain so through fiscal 2002.

Risk Factors

     Except for the historical information contained herein, certain matters discussed in this report are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties, including but not limited to, changing economic conditions, governmental policies affecting operations and costs, market competitive challenges, product acceptance and performance, customer service requirements, raw material, labor and utility costs and inflationary pressures.

     Economic downturns or recessionary conditions in markets served by International Absorbents can adversely affect the demand for International Absorbents products.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

     At the end of the first nine months of fiscal year 2002, International Absorbents’ capital structure was comprised of $716,000 in short-term liabilities, $137,000 of deferred tax liability and $7,289,000 of stockholder’s equity. The ratio of total assets to total liabilities was 9.55:1 compared to 7.14:1 at January 1, 2001. Our total debt has decreased by $111,000 during the first nine months of fiscal 2002. Total stockholder’s equity has increased by $1,366,000 to $7,289,000 in the first nine months of 2002. The increase was primarily due to net income for the period and from an increase in other capital accounts.

     As fiscal year 2002 progresses, International Absorbents’ capital structure is expected to continue to improve. As growth opportunities are sought, working capital may be reduced or debt may be incurred to fund capital expansion.

Cash Generated from Operations

     The cash flow generated from operations of International Absorbents increased to $1,944,000 during the first nine months of fiscal year 2002 from $1,216,000 at the end of the same period in 2001. This was substantially due to increases in our sales and profits. During the remainder of fiscal 2002, cash generated from operations will be invested in short-term instruments.

Working Capital

     Our working capital position, net of current deferred tax assets at October 31, 2001, was $4,711,000, as compared to $3,066,000 at the end of Fiscal 2001. The current ratio (current assets to current liabilities), net of current deferred tax assets, improved to 7.58:1 compared to 4.71:1 at the end of fiscal 2001. Cash generated from operations resulted in an increase in working capital.

     As 2002 continues, we expect working capital will grow but not as fast as in recent history. We also anticipate that enough cash and cash equivalents will be generated throughout 2002 to meet all short-term working capital needs.

Financing and Investing Activities

     During the first nine months of fiscal year 2002, we used $570,000 in cash for investing activities and generated $155,000 of cash from financing activities. This is compared to $493,000 being used for investing and $400,000 received from financing in the first nine months of 2001.

     As of October 31, 2001 we have invested $465,000 in an affiliated company which provides Internet connectivity via satellite. Currently this investment is in the form of a loan, but can be exchanged for a majority equity position. The objective of this agreement is to supply financing for the affiliate to establish market acceptance of the technology. Evaluation of the future viability of the affiliate is on-going, including a major demonstration to qualified customers which will be completed during the fourth quarter of the current

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

fiscal year. Third party investment opportunities are being pursued to provide additional capital to fund long-term growth. The potential exercise of our option to convert will be reviewed when there is proven acceptance of the business model in the target markets. It is anticipated that we will continue to increase our investment through the early part of fiscal year 2003 while we evaluate ways in which we can maximize the potential return from this investment while minimizing exposure and financial risk.

     If we agree to convert the advances to equity in the affiliated corporation and the current advance rate remains the same, at the fiscal year end we will have more than 20% ownership interest in the affiliate. This would require us to account for the investment under the equity method of accounting. Under the equity method we would record our share of the affiliated company’s losses. At October 31, 2001, had IABI’s note receivable from affiliate been converted to equity and accounted for by use of the equity method since its initial investment on May 31, 2001, losses of approximately $83,000 would have been recorded.

     New manufacturing and production opportunities are continuously being sought. During the remainder of the current fiscal year, we will be using cash for investing activities.

Share Repurchase Plans

     On October 24, 2000, the Board of Directors authorized a program to purchase up to 1 million shares of International Absorbents common stock from the open market. During the fourth quarter of fiscal 2001, 6,000 common shares were purchased at a total cost of $10,000. In December of 2000, the program was suspended until the effects of the West Coast energy price increases on the company’s operations could be fully evaluated. We determined that to be prudent, cash reserves should be held until the higher energy costs stabilized. This program was renewed in September of 2001 when the SEC relaxed repurchase rules due to market changes resulting from the September 11 incident. Under these new rules, we purchased 55,046 shares for $102,000. We will continue to watch for opportunities to repurchase stock.

Stock Performance

     The market price of International Absorbents’ common stock ranged from $2.00 to $1.51 in the third quarter of fiscal year 2002. Market capitalization (calculated as period end share price multiplied by ending share price issued and outstanding common shares) at quarter end (October 31, 2001) was $10,182,949 compared to $11,893,065 at quarter end October 31, 2000.

Forward-looking Statements

     Statements made in the preceding Management’s Discussion and Analysis referring to the Company’s outlook, future sales revenue, gross profits, other expenses, net income, currency, inflation, environmental matters, risk factors, financial condition, cash generated from operations, working capital, financing and investing activities, share repurchase plans and stock performance that state the Company management’s intentions, hopes, beliefs, expectations, or predictions of the future, are forward-looking statements. It is important to note that the Company’s actual results could differ materially from those projected in such forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company’s SEC filings, including but limited to the Company’s report on forms 10-KSB, 10-QSB and the Company’s proxy statement to shareholders. Copies of these filings may be obtained by contacting the Company or the SEC.

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

PART II — OTHER INFORMATION

5. Other information

     Directors as at October 31, 2001:

Gordon L. Ellis

Stephen H. Silbernagel

John J. Sutherland, Jr.

Douglas E. Ellis

Shawn M. Dooley

6. Exhibits and Reports on Form 8-K

     No exhibits

     On April 9, 2001, a report on Form 8-K was filed with the Securities and Exchange Commission announcing the 1 for 4 reverse split of International Absorbents, Inc.’s common shares.

     On July 3, 2001, a report on Form 8-K was filed naming MossAdams LLP as International Absorbents, Inc.’s (IABI) auditors to replace PricewaterhouseCoopers, LLP (PWC). An amended report on Form 8-K was filed on July 12, 2001 with PWC’s response to IABI’s filing on the change of auditors. PWC’s response agreed with IABI’s announcement that the change was a result of moving accounting functions to the United States and not a result of adverse opinions or disagreements between the registrant and PWC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL ABSORBENTS, INC. (Registrant)

Date: 12/4/2001	/s/ Gordon L. Ellis Gordon L. Ellis President & CEO

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.