Form 10QSB/A
period 2001-10-31
INTERNATIONAL ABSORBENTS INC
filed 2001-12-12
CIK 813634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A

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

Yes [x]	No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of December 3, 2001.

Title of Class	No. of Shares

Common Shares, no par value	5,657,194

INTERNATIONAL ABSORBENTS INC.
CONSOLIDATED BALANCE SHEETS
(US dollars, in thousands)

	As at	As at
	October 31, 2001	January 31, 2001

		(audited)
ASSETS
Current assets:
Cash	$3,397	$2,071
Short term investments	203	400
Accounts receivable, net	987	976
Inventories	618	389
Prepaid expenses	222	57
Deferred income tax asset	781	661

	6,208	4,554
Property, plant and equipment	1,332	1,393
Intangible assets	137	149
Note receivable from affiliate (note 5)	465	–
Deferred income tax asset	–	791

	$8,142	$6,887

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	705	810
Income taxes payable	11	13
Due to related parties	–	4

	716	827
Long term liability:
Deferred income tax liability	137	137

	853	964
SHAREHOLDERS’ EQUITY
Common stock:
100,000,000 common shares authorized, no par value 5,657,194 and 5,618,372 issued and outstanding at July 31, 2001 and January 31, 2001, respectively	7,040	7,077
Capital surplus	266	264
Shareholder loans to acquire stock (note 4)	–	(190)
Deficit	(17)	(1,228)

Total shareholders’ equity	7,289	5,923

	$8,142	$6,887

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL ABSORBENTS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(US dollars, in thousands)

	9 Months Ended		3 Months Ended

	October 31, 2001	October 31, 2000	October 31, 2001	October 31, 2000

Sales revenues	$9,209	$7,009	$3,472	$2,772
Cost of goods sold	4,925	3,844	1,686	1,486

	4,284	3,165	1,786	1,286
Corporate and administrative expenses:
Marketing and sales	1,265	1,100	529	450
General and administrative	1,221	830	390	252

	2,486	1,930	919	702
Net income from operations	1,798	1,235	867	585
Interest income	109	74	31	31

Net income before income taxes	1,907	1,309	898	616

Income tax provision	(24)	(18)	(14)	(8)
Deferred income tax recovery (provision)	(672)	(428)	(312)	(201)

Net income for the period	$1,211	$863	$572	$407

Basic earnings per share	$0.21	$0.16	$0.10	$0.07
Fully diluted	$0.21	$0.15	$0.10	$0.07
Weighted average number of shares outstanding (in thousands)
Basic	5,636	5,541	5,667	5,594
Diluted	5,712	5,616	5,717	5,766

INTERNATIONAL ABSORBENTS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS
(US dollars, in thousands)

	9 Months Ended

	October 31, 2001	October31, 2000

Cash flows from operating activities	$1,944	$1,216
Cash flows from investing activities	(570)	(493)
Cash flows from financing activities	155	400

Net change in cash	$1,529	$1,123
Cash and cash equivalents, beginning of period	$2,071	$1,324

Cash and cash equivalents, end of period	$3,600	$2,447

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

These unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States and include the accounts of the Company and its wholly owned subsidiaries. The Company changed its reporting from Canadian generally accepted accounting principles to United States generally accepted accounting principles affective January 31, 2001. The consolidated results of operations for the three and nine months ended October 31, 2000 have been recast to record the deferred income tax provision in accordance with Statement of financial Accounting Standards No.109. The recast periods and the current periods presented are now comparable. All significant inter-company transactions and balances have been eliminated on consolidation. Our accompanying interim condensed consolidated financial statements do not include all notes normally included in annual financial statements and therefore should be read in conjunction with our annual financial statements. The accompanying financial statements include all normal recurring adjustments, which, in the opinion of management, are necessary to present fairly International Absorbents’ financial position at October 31, 2001, its results of operations for the three and nine months ended October 31, 2001 and 2000 and statement of changes in cash flows for the nine months ended October 31, 2001 and 2000.

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

Common Shares — (Continued)

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

	Animal Care	Industrial	Consolidated

Interest income			109

Net income before taxes			$1,907

Capital Expenditures	$81	$10	$91

Business Segment Data – Nine Months Ended October 31, 2000

	Animal Care	Industrial	Consolidated

Revenues	$6,003	$1,006	$7,009
Operating costs and expenses	4,724	927	5,651

Operating income before depreciation and amortization	1,279	79	1,358
Depreciation and amortization – corporate			(123)
Interest income			74

Net income before taxes			$1,309

Capital expenditures	$294	$47	$341

Business Segment Data – Three Months Ended October 31, 2001

	Animal Care	Industrial	Consolidated

Revenues	$3,147	$325	$3,472
Operating costs and expenses	2,350	200	2,550

Operating income before depreciation and amortization	797	125	922
Depreciation & amortization – corporate			(55)
Interest income			31

Net income before taxes			$898

Capital expenditures	$55	$7	$62

Business Segment Data – Three Months Ended October 31, 2000

	Animal Care	Industrial	Consolidated

Revenues	$2,445	$327	$2,772
Operating costs and expenses	1,855	287	2,142

Operating income before depreciation and amortization	590	40	630
Depreciation & amortization – corporate			(45)
Interest income			31

Net income before taxes			$616

Capital expenditures	$128	$5	$133

Assets

	Animal Care	Industrial	Consolidated

At October 31, 2001	$6,772	$1,370	$8,142
At January 31, 2001	$5,510	$1,377	$6,887

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

5.   Receivable From Affiliate

On May 31, 2001, International Absorbents Inc. entered into an agreement with an affiliated corporation whose main purpose is to provide Internet connectivity via satellite to primary markets throughout Central and South America. International Absorbents’ chairman is a director of the affiliated corporation, however he has abstained from voting on board actions regarding this investment.

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

At October 31, 2001, IABI has not committed to further advances under the agreement and continues to record the advances as a long-term receivable. Should IABI agree to convert the advances to equity in the affiliated corporation, the advances would represent an 18.6% ownership interest in the affiliate. Further advances would increase the ownership interest and require IABI to account for the investment under the equity method of accounting. Under the equity method IABI would be required to record its share of the affiliated company’s losses in future periods. At October 31, 2001, had IABI’s note receivable from affiliate been accounted from by use of the equity method since it’s initial investment on May 31, 2001, losses of approximately $83,000 would have been recorded by IABI.

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

Net Income

     Our net income before taxes increased by 46% to $1,907,000 for the nine months ended October 31, 2001 over $1,309,000 in the same period last year. During the third quarter of fiscal year 2002 we had a net income before taxes of $898,000, versus $616,000 for the third quarter of fiscal 2001, resulting in a 46% increase. In the first nine months of 2002, we recognized income tax provisions of $696,000 compared with income tax provisions of $446,000 in the first nine months of 2001. Profits after taxes increased by 40% from $863,000 after the first nine months of fiscal 2001 to $1,211,000 after the first nine months of fiscal 2002. During the third quarter, profits after taxes increased to $572,000 as compared to $407,000 for the same quarter in the previous year. The increase for the quarter was 41%. The amount of the deferred income tax provision is determined by generally accepted accounting principles, not management. Net income before taxes increased as a result of higher sales revenues, an improved gross margin and ongoing controls to maintain general and administrative expenses at a level which will allow improved profits. These cost controls will remain in place for the remainder of the year. Marketing and sales will see the largest non-capital investment during 2002. During the final quarter of fiscal year 2002, we may have to account for our note receivable from affiliate using the equity accounting method. See “Financing and Investing Activities” below for a further discussion of this potential expense.

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

Environmental Matters

     International Absorbents, and its wholly owned subsidiary Absorption Corp, is committed to being an environmentally friendly company and to producing products which benefit the quality of the environment. Hazardous wastes are not produced, treated or stored at any company owned or operated facilities. State, federal and local laws all have authority over production activities. International Absorbents, and its wholly owned subsidiary Absorption Corp, believes it is currently in compliance with these laws and expect to remain so through fiscal 2002.

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

     As of October 31, 2001 we have invested $465,000 in an affiliated company which provides Internet connectivity via satellite. Currently this investment is in the form of a loan, but can be exchanged for a majority equity position. The objective of this agreement is to supply financing for the affiliate to establish market acceptance of the technology. Evaluation of the future viability of the affiliate is on-going, including a major demonstration to qualified customers which will be completed during the fourth quarter of the current fiscal year. Third party investment opportunities are being pursued to provide additional capital to fund long-term growth. The potential exercise of our option to convert will be reviewed when there is proven acceptance of the business model in the target markets. It is anticipated that we will continue to increase our investment through the early part of fiscal year 2003 while we evaluate ways in which we can maximize the potential return from this investment while minimizing exposure and financial risk.

     If we agree to convert the advances to equity in the affiliated corporation, the current advance rate remains the same, at the fiscal year end we will have more than 20% ownership interest in the affiliate. This would require us to account for the investment under the equity method of accounting. Under the equity method we would record our share of the affiliated company’s losses. At October 31, 2001, had IABI’s note receivable from affiliate been converted to equity and accounted for by use of the equity method since it’s initial investment on May 31, 2001, losses of approximately $83,000 would have been recorded.

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

On July 3, 2001, a report on Form 8-K was filed naming MossAdams LLP as International Absorbents, Inc.’s (IABI) auditors to replace of PricewaterhouseCoopers, LLP (PWC). An amended report on Form 8-K was filed on July 12, 2001 with PWC’s response to IABI’s filing on the change of auditors. PWC’s response agreed with IABI’s announcement that the change was a result of moving accounting functions to the United States and not a result of adverse opinions or disagreements between the registrant and PWC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL ABSORBENTS, INC. (Registrant)

Date:	12/12/2001	/s/ Gordon L. Ellis

Gordon L. Ellis President & CEO

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.