Form 10KSB
period 2002-01-31
INTERNATIONAL ABSORBENTS INC
filed 2002-04-25
CIK 813634

2002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

[X]     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended January 31, 2002

[  ]     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from January 31, 2000 to January 31, 2001.

Commission File Number 0-15673

INTERNATIONAL ABSORBENTS, INC.

(Name of Small Business issuer as specified in its charter)

British Columbia, Canada (State or other jurisdiction of incorporation)	Not applicable (IRS Employer Identification No.)

1569 Dempsey Road

North Vancouver, British Columbia
Canada V7K 1S8
Telephone: (604) 681-6181
(Address of principal executive offices)

Securities registered under Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class:	Name of exchange on which registered

Common Shares, without par value	Over the Counter Bulletin Board

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]           No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     [X]

State the issuer’s revenues: Sales of $12,182,000 were for the fiscal year ended January 31, 2002.

The aggregate market value of the voting stock (Common Shares) held by non-affiliates of the Registrant was $11,984,908 on April 2, 2002 computed by reference to the closing sale price of the Common Shares on the OTC Bulletin Board on such date. The aggregate number of Common Shares outstanding on April 2, 2002 was 5,662,144.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement prepared for our Annual General Meeting of Shareholders to be held on June 27, 2002 are incorporated by reference in Part III.

Transitional Small Business Disclosure Format (check one):     Yes [  ]          No [X]

INTERNATIONAL ABSORBENTS INC.

Annual Report on Form 10-KSB
For the Fiscal Year Ended January 31, 2002

Unless otherwise indicated, all dollar amounts in this report are U.S. dollars.

PART I

ITEM 1.     DESCRIPTION OF BUSINESS

General

International Absorbents, Inc., primarily through a wholly-owned U.S. subsidiary, Absorption Corp. (“Absorption”), is engaged in developing, manufacturing and marketing a wide range of animal care and industrial absorbent products made from reclaimed industrial waste cellulose fibers. We were incorporated on May 13, 1983 under the laws of British Columbia, Canada.

Absorption was incorporated in the State of Nevada on July 25, 1985. It is licensed to do business in the State of Washington and has its headquarters in Bellingham, Washington. Absorption is our core operating subsidiary. Total Absorb Inc. (“TAI”) is another wholly owned subsidiary, formed on January 31, 1993, pursuant to the laws of British Columbia by the amalgamation of three preceding subsidiaries. These companies operated at differing periods of time as manufacturers and marketers of our products in Canada. The industrial sales operations of TAI were closed in February 1993 as a result of the appointment of an independent, international marketing organization as our exclusive sales agent for Canada. TAI continues to operate on an administrative basis only, processing Canadian sales of our animal care products.

Developments During Fiscal Year 2002

During the year ended January 31, 2002, a number of events and factors affected our financial resources and operating results as follows:

Sales revenues for fiscal year 2002 were $12,182,000, an increase of 29% over the fiscal year 2001 total of $9,464,000, as greater product sales volume was achieved for our animal care product lines. We generated after-tax income during fiscal year 2002 of $1,048,000, or $0.19 per basic common share, as compared to after-tax income for fiscal year 2001 of $2,290,000, or $0.41 per basic common share. In fiscal year 2001, we took a one-time tax recovery of $964,000, which contributed to the higher basic earnings per share for that year.

We believe that our financial results for fiscal year 2002 were primarily the result of the following:

a)	Increased sales through major pet retailers of our flagship brand CareFRESH® pet bedding as a result of new store openings, increased promotional activity and increased market share.

b)	The placement of new product lines with each of the two major U.S. pet retail chains.

c)	The execution of a joint marketing agreement with a private firm from the United Kingdom whereby each company will sell the other’s products, giving us a complete line of small animal food products to sell in North America and a low cost way to rapidly enter Europe with our flagship brand.

d)	Maintenance of strong gross margins due to increased efficiencies and a reduction in energy cost.

e)	The introduction of over a dozen new products, thereby helping to widen potential distribution channels, increase freight efficiencies and reduce supply chain costs for customers.

f)	The continued growth of income before taxes. Although net profits after taxes for fiscal year 2002 declined due to a one-time tax benefit in fiscal year 2001, we have now reached a consistent level of profitability and are in a position where we can now apply our net operating losses against income taxes.

In addition, we also believe that these factors will help contribute to our anticipated revenue and profit growth in the near future.

Gross profit on total sales for fiscal year 2002 were $5,556,000, or 46%, versus $4,147,000, or 44%, for the prior fiscal year. This increase was primarily due to continued improvements in manufacturing processes, reductions in utilities costs and value-related efficiencies, as well as higher sales revenues.

Total corporate and administrative expenses for fiscal year 2002 increased to $3,445,000 from $2,907,000 for fiscal year 2001, primarily due to increases in costs related to our growth.

Our Products

During fiscal year 2002 we manufactured and distributed the following products:

Animal Care Products

Animal Bedding Products

Our leading product is a small animal bedding made from cellulose waste fiber. It is used instead of wood shavings, hardwood chips and corn cobs as a substrate for rodents, rabbits, reptiles and hand-fed exotic birds. We believe that our product is superior to traditional bedding materials because it controls ammonia better. We are a significant bedding supplier to major pet store chains and to independent pet stores through the use of a wide North American network of wholesale distributors. The bedding is widely used by universities and research facilities. We market our animal bedding under the brand names CareFRESH® pet bedding, CareFRESH® laboratory animal bedding and Healthy Pet™ pet bedding depending on the distribution channel.

Pet Litter Products

Using patented technology, we manufacture paper litter for use by cats, dogs, ferrets and caged birds. Our products differ from other paper-based litter products in that they are granular rather than pelletized. We believe that animals like the feel of the products better than pellets and consumers prefer the appearance. We believe that animals prefer our products over pellets, and consumers report that they like the appearance. The products are healthier for pets and people than traditional clay litter, because of health problems related to crystalline silica in clay products and aromatics from traditional beddings. Our products are also less dusty and weigh less than other paper-based litter products, thus making their handling and disposal easier. We were among the first to offer a dog litter product, which we believe created an entirely new retail category and helps provide a lifetime comfort solution for small house bound dogs. We sell our pet litter products through veterinary, laboratory, pet specialty and general merchandise distribution channels under the brand names ECOfresh™ and Puppy Go Potty™ brand products.

In February 1994, the CatWorks® cat litter business was acquired from Pet Products Plus, Inc., a major pet food manufacturer. It is a pelletized cat litter made from grain by-products and is produced by a contract manufacturer in the State of Missouri. Sales of this product have remained static for the past several years.

Animal Food Products

Through our joint marketing alliance with Supreme Petfoods Ltd., we sell a premium line of small animal food products through pet stores across North America. Brands include Russell Rabbit, Gerty Guinea Pig and Reggie Rat brand premium diets. During fiscal year 2002 environmental enrichments treats such as apple cubes and nesting material were added to the CareFRESH®, Healthy Pet™ and AGRAfresh® product families.

Industrial Products

We manufacture loose particulate pillows, socks, booms, pads and spill kits for use in spill clean up and plant maintenance in the manufacturing, repair and operations (MRO) marketplace. These products are either general purpose in nature or specifically designed for oil-based liquids.

Absorbent W™ is a patented cellulose absorbent specially processed to absorb and retain hydrocarbons like diesel fuel, hydraulic fluid or lubricating oil, while at the same time repelling water. We believe that our product absorbs more, is better able to retain what it absorbs and is less costly from “cradle to grave” than the polypropylene products with which it traditionally competes.

Absorbent GP™ is cellulose universal absorbent used to absorb all types of liquids including oil, water and chemicals. It is not compatible with aggressive caustics and acids but has a wide range of general purpose uses.

Spill-Sorb™ and Spill-Dri™ are two different types of floor sweep made from waste paper fiber. They are designed for different floor surfaces and applications, and we believe that both products are more absorbent, lighter in weight and do not pose the potential health problems than traditional clay floor sweeps.

Raw Materials

Our products are made from raw materials that are readily available from a number of suppliers. The main component for our products manufactured in Bellingham, Washington is a cellulose fiber by-product. The pulp and paper mills in British Columbia, Canada and Western Washington State provide this raw material. Our production rates can be fully supported by combinations of fiber from various pulp and paper mills in the Northwest. This diversification of raw material sources improves our ability to fill our fiber needs and improves the quality of our product. We no longer receive raw materials from the Georgia-Pacific West plant located in Bellingham, Washington because they closed their pulp manufacturing facility in early calendar year 2001. This has resulted in a slight increase in delivered costs of pulp fiber, but this has been off-set by reduced energy costs and production efficiencies.

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

Research and Development

Current research and development activities include refining existing products, as well as developing new sorbent products and related manufacturing processes for both the animal care industry and industrial markets. Our research and development department also analyzes and tests the competitive market to determine new applications for our existing products.

We expense general research and development. During the year ended January 31, 2002, we incurred research and development costs of $50,000 primarily to analyze the competitive market and develop new product applications, as compared to $43,000 in fiscal year 2001 and $45,000 in fiscal 2000.

Markets and Competition

We manufacture a wide range of cellulose-based products sold primarily in two markets: (1) animal care products and (2) general industrial or MRO sorbents. The following is an overview of each market area.

Animal Care Market

A majority of our animal products are sold in the pet specialty channel, through wholesale distributors throughout North America and to the two major pet supply retailers, Petco Animal Supplies and PETsMART. Competition for the small animal bedding business comes from regional suppliers of wood shavings and major small animal food/bird seed manufacturers who have wood shavings and corn cob bedding as a product line extension. These food manufacturers offer distributors and retailers the advantage of a single source supply, cross marketing opportunities between food and bedding and, in some cases, strong brand recognition within the pet specialty channel. While no company has a similar product to our patented and proprietary flagship product, we believe that the success of our product has led to the introduction of additional competitors in the bedding category.

The consolidation of the pet retail business that began over 10 years ago has expanded in recent years to the distributor level. This means that there are fewer but larger customers for our products. We believe that the logistical requirements of serving these larger customers are a barrier to the entry into the market for most start-up companies. However, the larger customers are looking for supply partners with more than one product line in order to reduce supply chain costs and to be able to deal with fewer suppliers. We will continue to expand our product offerings in order to take advantage of our existing relationships with the Petco and PETsMART chains and the wholesale distributor network we have established.

We estimate that we have product in 70% of the pet specialty stores in North America and enjoy a market share of approximately 15% in the pet specialty channel. We have introduced over a dozen new products this year to broaden our product offerings in an effort to make us less dependent on our flagship line.

The general merchandise channel, most notably Wal-Mart, Kmart and Target, accounted for approximately one-half of the wood shavings sold for pet bedding in the United States during 2001. Since general merchandise retailers typically offer most pet products as a convenience item, their product offering is generally not as broad as the pet specialty channel, and the product duplication found in the pet specialty channel is generally lacking. As a result, niche products such as our pet bedding are generally only found at stores with larger pet departments, thus reducing the potential number of stores available to us. Additionally, since the three largest general merchandise retailers account for approximately 70% of the dollar volume in this channel, products must be successful in one or more of the three major retailers in order to achieve significant market share. We entered the general merchandise channel two years ago and added additional resources to increase our business in this distribution channel in 2003.

Small animal food is sold in both pet specialty stores and general merchandisers. During the current fiscal year we introduced our co-branded line of small animal food into the pet specialty channel, using our established brand equity as a tool to gain placement.

General Industrial/ MRO Sorbent Market.

Our industrial sorbent products are currently marketed under the Absorbent GP™, Absorbent W™, SpillSorb™, and Spill-Dri™ trade names in Canada, the United States, Europe and Pacific Rim countries. A significant portion of these industrial products is sold overseas. Absorbents are sold in Canada through a master distributor agreement with ITW Devcon.

Our industrial sorbent products compete against clay-based floor sweep materials and polypropylene materials in “oil-only” and marine-based applications. The primary market for our products is MRO in factories, warehouses, and maintenance facilities. Additional markets include marine oil spill response and oil/water filtration applications ranging from storm drain inserts to marine bilge cleanout.

Clay absorbents are sold as commodities on a price basis. Competitors who offer clay-based floor sweep materials are generally regional mines and repackagers. Other organic products such as corncobs also compete in this category. We believe that our products are superior in absorption rate and capacity, are lighter in weight, and have a lower environmental and financial cost from production to delivery than mineral-based absorbents. However, due to the price sensitivity in the MRO marketplace and less stringent regulations and enforcement on “low level waste generators,” our industrial sorbent products have limited sales, brand recognition and market share.

Polypropylene is used in a variety of marine spill and MRO-based applications. After years of strong downward price pressure, the polypropylene industry has consolidated, resulting in fewer manufacturers and converters. This has resulted in a general increase in the price of polypropylene products, which is favorable to our higher priced, cellulose pads. However, we believe that established distribution networks, a reduction in the volume of sorbents used and the significant price differential that still exists in this market all limit our sales results at present. We have experienced the most success in selling Absorbent W™ for cleaning up hydrocarbons in the presence of water and for filtering hydrocarbons from contaminated liquids. Absorbent W™ is a low-cost way to enhance the performance of costly mechanical and carbon based filtration system. We believe that more stringent surface runoff regulations may open up new opportunities for Absorbent W™ in storm water runoff application.

Business Segments

We are involved primarily in the development, manufacture, distribution and sales of absorbent products. Our assets are located, and our operations are primarily conducted, in the United States.

We define our business segments based upon the market in which our customers sell products. We operate principally in two business segments, the animal care industry and the industrial cleanup industry.

Our management team evaluates segments based upon operating income generated by each segment before depreciation and amortization. Depreciation and amortization are managed on a consolidated basis and as such are not allocated to individual segments. There are no intersegment transactions or significant differences between segment accounting and corporate accounting basis.

A table showing the financial results for the fiscal year of the two segments can be found in the Notes to our financial statements contained elsewhere in this Annual Report. This table can be found in Note 12 (Segmented Information).

Marketing and Distribution

All manufacturing, marketing and distribution activities are carried out by our subsidiaries or their wholesale distributors. As of January 31, 2002, Absorption had a total of five field-based sales people and nine corporate-based sales, customer service and marketing associates. As sales increase, staffing will be adjusted to meet the demand.

Animal care products are sold through approximately 90 wholesale pet supply distributions and direct buying retailers throughout North America, excluding Quebec, Canada. Industrial products are sold in limited markets in the United States and through a master distributor agreement in Canada. Industrial products are also sold through distribution partners in Australia, New Zealand, Malaysia, Indonesia, Singapore, Japan, Taiwan, South Korea, Denmark, Israel, Venezuela, China, Spain and Argentina.

Government Regulations

Our manufacturing operations in Bellingham, Washington are required to comply with air emission standards enforced by the Northwest Air Pollution Authority. We believe that we are currently in compliance with those standards. The costs of complying with the standards are not material. Non-compliance with such standards could result in the closure of our particulate manufacturing operations, expenditures for necessary corrective actions or the possible imposition of fines.

Product Protection

Absorption holds three United States patents (and corresponding Canadian patents and patent applications) on various degradable particulate absorbent materials and our manufacturing process. These patents expire in June 2005, February 2007 and October 2009, respectively. Absorption also has one patent pending.

Number of Employees

As of March 2002, we (with our subsidiaries) had 49 full-time employees, none of which are represented by labor unions. In addition, we employ a small number of temporary employees and contractors to provide management, administration and marketing services.

Major Customers

We have two significant customers, one of whom accounts for more than 24% of our revenues and one of whom accounts for more than 12% of our revenues. Other than these two customers, we are not materially dependent on any other single customer or group of customers.

Recent Developments

Absorption acquired the assets of a hydro mulch manufacturer, Advanced Fibers, LLC, in February 2002 for $35,200, the fair market value. We also acquired the technology and processing rights for $10,000, which management anticipates amortizing over a 5-year period. As part of the acquisition, a finder’s fee of $18,375 was paid to the owners of Advanced Fibers for assisting in arranging a three-year hydro mulch manufacturing contract between Absorption and Mat, Inc. The contract calls for the production of 21 tons of product over the life of the contract. We anticipate amortizing the finder’s fee over the life of the contract. A fee of $12,500 will be paid to the owners of Advanced Fibers for assisting with technical support and will be expensed in 2003.

RISK FACTORS

The following risk factors and other information included in this Annual Report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

We are dependent solely on the operations of our subsidiary, Absorption Corp. and its success in a highly competitive business, which has a number of inherent risks. These may be summarized as follows:

•	Our success as a going concern is largely predicated upon our ability to produce superior products and sell our products at a competitive price. Our markets are subject to intense competition from both private and public businesses, many of whom have greater financial resources and considerably larger operations than us and may benefit from greater name recognition than us. Such competition as well as any future competition may adversely affect our success in the market place. There can be no assurance that we will continue to be able to successfully compete against our competitors or that the competitive pressures faced by us will not affect our financial performance.

•	Our business places heavy reliance on raw materials being readily available. Although there are a number of pulp and paper mills in British Columbia, Canada and Western Washington State that can provide us with raw material, any significant increased cost or higher increase in delivered costs could result in increased margins.

•	We are required to comply with air emission standards enforced by the Northwest Air Pollution Authority. Our manufacturing products are produced in Washington State. There can be no assurance that existing regulations and licensing will not be amended in a way that negatively impacts our business. There can be no assurance that we will be able to comply with all regulations, which may be in force from time to time and expenditures for necessary corrective actions would be economical. In either event, a material adverse effect on the results of our operations could be expected.

•	Our marketing is based upon a number of wholesale pet supply distributions and direct buying retailers. Poor market acceptance of our best selling products or other unanticipated events may result in lower revenues than anticipated, making certain planned expenditures on advertising, promotion and research and development projects unachievable.

•	We have signed a number of lease agreements for manufacturing, warehousing and office space. We anticipate that the Company will need to locate an existing building or construct a new facility within the next three years. If we build there may be a need to enter into a high rate interest mortgage or raise additional capital in the future to finance the construction. In either case, we may not be able to obtain such funds in sufficient quantities on terms we consider acceptable and there is no assurance that we will operate profitably in the future demands of our products.

•	We are dependent on a relatively small number of key employees, the loss of any of whom would have a significant adverse effect on the Company. We do not carry key-man insurance on any of our employees.

•	Certain directors and officers are resident in jurisdictions outside of the United States. There can be no assurances that any person, including a Purchaser, may be able to effectively enforce a judgement or other court order obtained against such persons.

FORWARD-LOOKING STATEMENTS

Some statements and information contained in this Annual Report are not historical facts, but are forward-looking statements. They can be identified by the use of forward-looking words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates” or other comparable words, or by discussions of strategy, plans or goals that involve risks and uncertainties that could cause actual results to differ materially from those currently anticipated. We warn you that these forward-looking statements are only predictions, subject to risks and uncertainties. Actual events or results can differ materially from those expressed or implied as a result of a variety of factors, including those set forth above under “Risk Factors.”

ITEM 2. PROPERTIES

Bellingham, WA

Absorption leases approximately 0.7 acres of land from the Port of Bellingham in the State of Washington, where our absorbent manufacturing facility is situated. This facility also houses sales and administration offices. The current lease agreement requires monthly rental payments of $1,292 until the agreement expires on August 31, 2005. Under the lease, Absorption must maintain a performance bond and pay for all maintenance, taxes and insurance on the property.

We constructed the manufacturing facility in 1987, and it contains approximately 13,000 square feet of production and office space. The site is within fifty yards of ocean frontage and has easy access to interstate freeways. The facility can currently produce 14,000 tons of absorbent particulate each year. We believe this facility will be adequate for our manufacturing needs for the immediate future.

On November 1, 2001, we entered into a 12-month term sublease, renewable annually, covering 12,000 square feet of warehouse space. The lease requires monthly payments of $4,200. The warehouse is located within three miles of the Bellingham plant.

On December 1, 2002, we entered into a 12-month lease, covering approximately 1,900 square feet of office space. The lease requires monthly payments of $1,100. The office space is located within one mile of the Bellingham plant. We also have month-to-month leases on three separate warehouse facilities ranging in size from 1,000 to 5,000 square feet, with aggregate lease payments for these facilities totaling approximately $5,500 per month. These facilities are all used for warehousing both finished goods and raw materials.

Vancouver, BC

We also share 1,640 square feet of office space with related companies in North Vancouver, British Columbia, Canada. The terms of our rental agreement call for monthly payments of Cdn $5,000 towards the office space and include the use of office furniture and equipment (see Part III, Item 12 “Certain Relationships and Related Transactions”).

ITEM 3.     LEGAL PROCEEDINGS

Except for ordinary routine litigation incidental to our business, there are no material legal proceedings pending to which we or any of our subsidiaries are a party, or of which any of our properties is the subject.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal year 2002 there were no matters submitted to the security holders for a vote.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market information

Our Common Shares are listed on OTC Bulletin Board under the trading symbol IABI. This is the principal trading market. Shown below are the high and low sale prices for the Common Shares for each of the fiscal years ending January 31, 2002 and 2001. The following quotations, as provided by the OTC Bulletin Board, Nasdaq Trading & Market Services, represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent actual transactions. The table below reflects the one-for-four stock split which occurred in March 2001.

	2002		2001

	HIGH	LOW	HIGH	LOW

First quarter	$2.32	$1.20	$4.36	$1.88
Second quarter	$2.15	$1.66	$3.00	$2.00
Third quarter	$2.00	$1.51	$2.28	$1.64
Fourth quarter	$2.45	$1.79	$2.96	$1.44

Shareholders

We had 523 registered shareholders of record at January 31, 2002.

Dividends

We have never paid any dividends to our common shareholders. The decision to pay dividends and the amount thereof is at the discretion of our Board of Directors and will be governed by such factors as earnings, capital requirements and our operating and financial condition. We intend to retain our earnings to finance the growth of our business, and thus do not intend to pay dividends in the foreseeable future.

Exchange controls and other limitations affecting security holders

Canada has no system of exchange controls. There are no restrictions on the remittance of dividends, interest, or other similar payments to nonresident holders of the registrant’s securities. There are generally no restrictions on the right of nonresidents of Canada to hold or vote securities in a Canadian company. However, the Investment Canada Act (the “Investment Act”) requires prior notification to the Government of Canada on the acquisition of control of Canadian businesses by non-Canadians. The term “acquisition of control” is defined as any one or more non-Canadian persons acquiring all or substantially all of the assets used in the Canadian business or the acquisition of the voting shares of a Canadian corporation carrying on the Canadian business or the acquisition of an entity controlling or carrying on the Canadian business. The acquisition of the majority of the outstanding shares is deemed to be an “acquisition of control” of a corporation unless it can be established that the purchaser will not control the corporation.

Subject to the exceptions noted below for World Trade Organization (“WTO”) investors, investments which require prior notification under the Investment Act are all direct acquisitions of Canadian businesses with assets of (Cdn) $5,000,000 or more and all indirect acquisitions of Canadian businesses with assets of more than (Cdn) $50,000,000 or with assets between (Cdn) $5,000,000 and (Cdn) $50,000,000 which represent more than 50% of the value of the total international operations. In addition, specific acquisitions or businesses in designated types of activities related to Canada’s cultural heritage or national identity could be reviewed if the government considers it to be in the public interest to do so.

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

Based on the current amount of our assets, the review provisions of the Investment Act will not be applicable to us. However, there can be no assurance that it will not become applicable to us in the future.

Recent Sales of Unregistered Securities

The following is a description of all securities that we sold within the past three years without registering the securities under the Securities Act:

      On February 18, March 8, and March 26, 2002, we issued warrants to purchase up to a total of 44,120 common shares to certain investors affiliated with W4 (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Party Transactions” below for a description of our relationship with W4) in exchange for the investors’ agreement to invest funds in W4. These issuances were exempt from registration pursuant to Section 4(2) of the Securities Act.

      On April 9, 2001, Absorption retired 6,000 of our common shares that had been purchased for $10,000. The shares were cancelled in fiscal year 2002. This issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

      On October 30, 2001, Absorption acquired 55,046 of our common shares for $102,833. The shares were cancelled in fiscal year 2002. This issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

      On November 13, 2001, Absorption acquired 50 of our common shares for $100. The shares were cancelled in fiscal year 2002. This issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some statements and information contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are not historical facts but are forward-looking statements. For a discussion of important factors that could cause results to differ materially from the forward-looking statements contained in this Annual Report, see “Risk Factors” and “Forward-Looking Statements.”

Please read the following discussion together with the consolidated financial statements and the related notes included elsewhere in this Annual Report.

RESULTS OF OPERATIONS

Sales

Our net sales in fiscal year 2002 were $12,182,000, as compared to the fiscal year 2001 total of $9,464,000 and the fiscal year 2000 total of $7,761,000. This 29% increase from fiscal year 2002 to 2001 was achieved primarily through an increase in sales of our animal care division’s flagship product, CareFRESH® small animal bedding. Sales also increased among the other animal care product lines. Sales to both regional distributors and direct buying accounts increased due to growing customer recognition of the benefits of our products, company-sponsored promotional activity and increased customer support. We anticipate that the 2003 sales growth rate will exceed that of the two previous fiscal years. However, the actual rate of growth will depend on a number of factors, including the continued growth in sales of our CareFRESH® small animal bedding, increased distribution of products introduced by us over the past two years and the introduction of several new ancillary small animal products, and we cannot guarantee you that our sales growth rate will continue to grow in the future.

Gross Profits

Gross profits on net sales were $5,556,000, or 46%, for fiscal year 2002; $4,147,000, or 44%, for fiscal year 2001; and $3,412,000, or 44%, for fiscal year 2000. In fiscal year 2002, new packaging equipment was installed to increase production capacity and to improve production cost efficiencies. A decrease in energy prices along with a general price increase of animal care products both helped to improve our gross margin. The gross profit increase in fiscal year 2002 was primarily due to production efficiencies achieved through increased volumes and improvements to our manufacturing process. Gross margins are expected to remain at or slightly below current levels for the next year. The existing manufacturing facility is nearing its maximum production efficiency levels, and any increases in price will likely be offset by inflation. A new larger production facility is planned, but will not be fully operating before the end of the current fiscal year. Thus, our production efficiencies will be governed by the existing plant. Our ability to achieve greater margins through price increases is currently limited by existing market place conditions. Downward pressure on our gross margin will also come from new products being added to our line with lower margins.

Other Expenses and Income

In fiscal year 2002 we spent $1,738,000 on marketing and sales expenses as compared to $1,458,000 in fiscal year 2001 and $1,018,000 in fiscal year 2000. In fiscal year 2002 we made a significant investment in launching several new products and placing existing products into new markets. There was also an ongoing investment in marketing programs for existing products. The increase in fiscal year 2001 was due to investments in launching several new products and upgrading existing products. Over the next year, we anticipate that we will continue to make significant investments in marketing new products and introducing existing products into other markets. At the same time, we expect that development of sales and marketing programs for existing products will continue.

General and administrative costs were $1,381,000 for fiscal year 2002, $1,055,000 for fiscal year 2001 and $821,000 for fiscal year 2000. As our sales have increased, basic operating and administrative functions have been expanded to support the growth. The increase in fiscal year 2001 was due to the same expansion of basic functions. This expansion has been at a slower rate than the increase in sales. As sales continue to expand, support requirements will follow. The rate is expected to be maintained at a level that will be less than the growth of sales.

In fiscal year 2002, research and development expenses were $50,000 as compared to $43,000 in fiscal year 2001 and $45,000 in fiscal year 2000. These expenditures were focused on developing new products, improving existing products and researching our competition. We anticipate that our research and development costs will increase during fiscal year 2003 and may increase significantly as we expand our product lines.

As cash is accumulated and invested in short term equivalents, our interest income has increased. In fiscal year 2002, $137,000 in interest income was accumulated as compared to $107,000 in fiscal year 2001, and $35,000 in fiscal year 2000. Until a significant capital investment is made, this income will continue to grow. The rate of its growth is dependent on short term interest rates.

As of January 31, 2002, we took an impairment of $667,000 on a note receivable from W4 that we have held since May 31, 2001. This impairment was taken based upon our knowledge of the borrower and its current funding structure, which indicates that without our continued support, the borrower may have no other significant funding sources. However, should a new significant funding source be identified, it is likely that the new funding sources would require us to restructure the receivable, subordinate our security position, or convert the receivable to equity. We have determined that since the collateral under the agreement, which relates to the intangible assets of W4 and potentially some of the tangible assets of W4, is impaired and has no net tangible value, it is appropriate to write off the entire amount of the note receivable at this time. Should the collateral value or the net present value of future cash flows change in the future, the allowance could be reduced by showing commensurate income within our financial statements.

Income Taxes

In fiscal years 1992 through 2001, certain entities affiliated with us accumulated net operating losses. Since fiscal year 1999, Absorption has been profitable and thus been able to offset the payment of income taxes with the accumulated losses from previous years. Because Absorption has demonstrated consistent and continuing profitability, the tax benefits of unused net operating losses for U.S. operations are now shown as an asset on our consolidated balance sheet. Corresponding income is reported on our consolidated statement of earnings. We recovered $964,000 in fiscal year 2001 and $429,000 in fiscal year 2000, as the requirements for recognizing the recovery were met. During fiscal year 2002, $466,000 of the deferred tax benefit was recognized in the income tax provision.

Net Income

Our net income before income taxes increased to $1,581,000 in fiscal year 2002, as compared to $1,347,000 in fiscal year 2001 and $1,327,000 in fiscal year 2000. The higher profits were primarily the result of an increase in sales revenues, improved gross margins and continued controls on general and administrative expenses. Cost controls will remain in place as our sales grow. Net income after taxes and deferred tax asset provision decreased to $1,048,000 in fiscal year 2002 from $2,290,000 in fiscal year 2001 and $1,718,000 in fiscal year 2000. This decrease was primarily the result of the recognition of the deferred income tax provision, as described in the above discussion on income taxes. We anticipate making the largest non-capital investment during fiscal year 2003 in marketing and sales. While we expect there to be an increase in net income before income taxes, we believe it will be moderated by investments made in the introduction of new products and the capital financing costs related to plant and equipment expansion.

Currency

Our reporting currency is the U.S. dollar. We consider the U.S. dollar to be the functional currency in foreign jurisdictions. Accordingly, transactions denominated in foreign currencies are re-measured to U.S. dollars at exchange rates in effect at the date of the transaction. At each balance sheet date, accounts denominated in foreign currencies are translated to U.S. dollars using current exchange rates. Gains and losses resulting from foreign currency transactions are not material and are included in the consolidated statements of operations.

During fiscal year 2002, 5% of our sales were to foreign customers. Of these foreign sales, 44% were to Canadian customers. Over the past three years, the value of the Canadian dollar has been relatively stable in relation to the value of the U.S. dollar.

Inflation

Inflationary pressures on most costs were minimal throughout fiscal year 2002. General economic predictions indicate that there will be minor increases in the inflation rate through fiscal year 2003. These minor increases should not be enough to affect or change our financial plans. Even though energy prices have been low over the past six months, they may once again increase as the general economy improves.

Legal Matters

In the normal course of business, the company may be party to various legal claims, actions and complaints, including actions involving patent infringement and other claims. The Company believes that the disposition of these matters will not have a materially adverse effect on the Company’s financial position and results of operations.

DISCUSSION AND ANALYSIS BY SEGMENT

Animal Care

Sales volumes in our animal care division increased during fiscal year 2002 due to rising sales of the CareFRESH® product line and growing sales of new and ancillary products. Sales of animal care products increased by 34% to $11,010,000 during fiscal year 2002 as compared to a 27% increase in fiscal year 2001 and a 37% increase in fiscal year 2000. The majority of the increased sales came from existing regional distribution and direct buying accounts as a result of the efforts of existing and new sales managers. CareFRESH® ancillary products, including treats and nesting material, gained additional market acceptance. A line of small animal feeds and treats were also added during the current year. It has been placed with several major customers and may soon become our second most popular product.

During fiscal year 2003, we expect sales of the CareFRESH® product line to continue to grow. The renewed focus placed on our small animal bedding HealthyPet™ has increased shelf placement as it is expected to be placed with several major accounts in fiscal 2003. We anticipate that small animal food manufactured by our marketing partner, Supreme Petfoods, Ltd., will continue to grow into a significant line for us. In addition, we believe that the introduction of CareFRESH® into the European market during fiscal year 2002 will carry over with strong sales into fiscal year 2003.

Industrial

The sales volume of our industrial products division remained flat in comparison to that of the previous year. Sales of industrial products generated revenues of $1,172,000 in fiscal year 2002, $1,263,000 in fiscal year 2001 and $1,289,000 in fiscal year 2000. Our strategy remains to maintain the division’s market share while focusing most of our resources on other product lines that show a greater promise of return.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

At January 31, 2002 we had $1,045,000 in short-term liabilities, $56,000 of deferred tax liability and $7,156,000 of stockholder’s equity. The ratio of total assets to debt at January 31, 2002 was 7.50, as compared to 7.14 at January 31, 2001. Total liabilities for fiscal year 2002 increased by $137,000, which was the result of a $218,000 increase in short term debt and a concurrent reduction in long term debt by $81,000. The increase in liabilities was the result of increased operations due to greater sales and a deferred tax liability. Total stockholder’s equity increased by $1,233,000 in fiscal year 2002, which was primarily due to a reduction of deficit and increased assets.

In fiscal year 2003 our capital position is expected to improve. As growth opportunities are sought and capital expansion is planned, current assets will be reduced and debt will be incurred to fund these opportunities.

Cash Generated from Operations

Cash flow generated from operations increased during fiscal year 2002 to $2,080,000, as compared to $1,490,000 in fiscal year 2001 and $1,429,000 in fiscal year 2000. This increase was primarily the result of increased sales. We anticipate that the rate of cash being generated from operations will continue to increase in fiscal year 2003.

Working Capital

Our working capital position at January 31, 2002 was $5,766,000, as compared to $3,727,000 at January 31, 2001, and $2,127,000 at January 31, 2000. The current ratio (current assets to current liabilities) also improved in fiscal year 2002 to 6.52, as compared to 5.50 in fiscal year 2001, and 3.9 in fiscal year 2000. Cash generated from operations resulted in the increase in working capital.

Short-term liabilities at January 31, 2002 were $1,045,000, consisting mostly of current accounts payable, as compared to $827,000 at January 31, 2001, and $700,000 at January 31, 2000. Current assets at January 31, 2002 were $6,811,000, consisting of $3,806,000 in cash, $100,000 in short-term investments, $1,135,000 in accounts receivable, $679,000 in inventory, $186,000 in prepaid expenses, and $905,000 in the current portion of the deferred tax asset. We believe that we have sufficient cash to cover our short-term liabilities and to fund our current operations through at least fiscal year 2003. Current assets at the end of fiscal year 2001 were $4,554,000, and $2,877,000 at the end of fiscal year 2000. Absorption also has an unused bank line of credit of $500,000.

In fiscal year 2003, we anticipate that working capital will continue to grow, but it is not expected to grow as fast as in recent years, because there are not as many warrants and options approaching their expiration dates. We expect to have enough cash and cash equivalents through fiscal year 2003 to meet our short-term working capital needs.

Financing and Investing Activities

During fiscal year 2002, we invested $164,000 in capital equipment to improve the production capacity and efficiencies at the Absorption plant site. Also during this year, $102,000 was used to repurchase common shares, $667,000 was used to invest in intangible assets (see Note 3 to the accompanying financial statements), $82,000 was received from the exercise of options and warrants and $190,000 was received from the repayment of loans made to related parties. These activities resulted in $326,000 of cash being used in investing activities during fiscal year 2002 and $19,000 being used in financing activities during fiscal year 2002, as compared to $1,157,000 being used for investing activities and $414,000 being received from investing activities during fiscal year 2001. New manufacturing and production opportunities are continuously being sought. We expect that significant investments in new plant and equipment will be made during fiscal year 2003; however, we have not yet determined the amounts and timing for these projects.

Share Repurchase Plans

On October 24, 2000, the Board of Directors authorized a program to purchase up to one million shares of our common shares from the open market. During September 2001, IABI repurchased 55,046 common shares at an average share price of $1.86 per share and retired the shares under the Securities and Exchange Commission's temporary rule change for stock buy backs. An additional 50 shares were also repurchased at the fair market value and subsequently retired. As opportunities arise, additional shares may be repurchased during fiscal year 2003

Contractual Obligations

The following table details our contractual cash obligations subsequent to January 31, 2002:

	Payments Due by Period ($000s)

Contractual Obligations	Total	2003	2004	2005	2006

Capital lease obligations	—	—	—	—	—
Operating leases	$108	$61	$17	$17	$13
Purchase commitments	$174	$174	—	—	—

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the financial statements included in Item 7 of this Annual Report. We believe our most critical accounting policies include inventories, property, plant and equipment and revenue recognition.

Recent Accounting Pronouncements

In June 2001, the FASB approved SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 is required to be adopted for all business combinations occurring after June 30, 2001 while SFAS No. 142 is required to be adopted for fiscal years beginning after December 15, 2001. SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We believe that the adoption of SFAS No. 141 and 142 will not have a significant impact on our results of operations, financial position or cash flows.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. As used in FAS 143, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002, although earlier application is encouraged. We are currently assessing the impact of SFAS 143 on our operating results and financial condition.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 establishes a single accounting model, based on the framework established in SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, for long-lived assets to be disposed of by sale, and resolves significant implementation issues related to SFAS 121. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, although earlier application is encouraged. We are currently assessing the impact of SFAS 144 on our operating results and financial condition.

Related Party Transactions

Agreement with W4

On May 31, 2001, we entered into an agreement with an affiliated corporation (collectively known as W4) whose main purpose was to provide Internet connectivity via satellite to markets primarily located throughout Central and South America. Our chairman is a director of W4, however he has abstained from voting on any of our board actions related to W4. Additionally, another board member of ours has acted as a business manager for W4, receiving $45,000 in fees for his services, and he also abstained from voting on any of our board actions relating to W4.

Under the agreement with W4, we provided partially secured funds designated for certain expenditures. As of January 31, 2002, we had advanced $667,000 and had recorded accrued interest of $1,000 related to these advances. Under the initial and revised agreements, we have until June 15, 2002 to convert the outstanding advances to an equity interest in W4 and to commit to additional advances. Under the agreement, if we advance an aggregate amount of $1,500,000, the conversion of such advances will represent a 60% ownership interest in W4. If we were to convert the existing advances to equity in W4, the advances would represent a 26.2% ownership interest. A conversion to equity would require us to account for the investment under the equity method of accounting and we would be required to record our share of W4’s losses.

As of January 31, 2002, our board of directors voted to provide no further advances under the agreement and to continue to record the advances as a long-term receivable, until significant progress is made toward proving W4’s business viability. We believe the receivable from W4 is impaired because of the apparent lack of collateral value and the remote possibility of being repaid from the future cash flows of W4 whether from operations or a future financing. Consequently, an impairment of $667,000 was taken against the note receivable from W4 as of January 31, 2002. This impairment was based upon our knowledge of the borrower and its current funding structure, which indicates that without our support, the borrower may have no other significant funding sources. However, should a new significant funding source be identified, it is likely the new funding sources would require us to restructure the receivable, subordinate our security position, or convert the receivable to equity. We have determined that since the collateral under the agreement, which relates to the intangible assets of W4 and potentially some of the tangible assets of W4 is impaired and has no net tangible value, it is appropriate to write off the entire amount of the note receivable at this point.

Subsequent to year-end, individuals who are not related parties to us, and who invested in W4 prior to our investment, are funding W4 on a short-term basis. This short term financing is part of W4’s on-going attempt to raise additional funding from non-affiliated entities other than us. In an attempt to increase the likelihood of us receiving reimbursement for funds advanced to W4, we issued warrants to purchase our common shares to the individuals who advanced funds to W4 subsequent to year end. These warrants are described in more detail in Note 14 to our financial statements, were issued at fair market value, exercisable over a two-year period and will be expensed by us during the first quarter of 2003.

Should the collateral value or the net present value of future cash flows change in the future, the allowance could be reduced showing commensurate income within our statements.

Other transactions with directors and officers

General and administrative expenses for fiscal year 2002 included $65,000 for office rent and related services (2001 — $56,000), which were incurred on a cost reimbursement basis from a corporation owned and controlled by one of our officers and directors. At January 31, 2000 and 2001 amounts of $5,000 and $4,000, respectively, were due to this related party.

One of our directors was paid $54,000 during fiscal year 2002 for management and consulting services relating to the purchase of a Hydro-mulch company and the investment in W4.

During 2001 we loaned a total of $215,000 to certain of our officers and directors for the purpose of purchasing our common shares. These notes accumulated interest at a rate of 12% annually, non-compounding, commencing January 1, 2001 and were due on demand. The outstanding balance was paid in full in October 2001.

Item 7A:     Quantitative and Qualitative Disclosures About Market Risk

All of our cash equivalents and short-term securities are at fixed interest rates and therefore the fair value of these instruments is affected by changes in market interest rates. However, as of January 31, 2002, our cash equivalents and short-term securities all mature within three months; thus we believe the reported amounts of cash equivalents and short-term securities to be reasonable approximations of their fair values. As a result, we believe that the market risk and interest risk arising from our holding of financial instruments is minimal.

ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX

Auditors’ Report	page 19
Consenting Opinion	page 20
Consolidated Balance Sheets as at January 31, 2002 and 2001	page 21
Consolidated Statements of Earnings for the years ended January 31, 2002 and 2001	page 22
Consolidated Statement of Stockholder’s Equity for the years ended January 31, 2002 and 2001	page 23
Consolidated Statement of Cash Flows for the years ended January 31, 2002 and 2001	page 24
Notes to Consolidated Financial Statements, January 31, 2002 and 2001	page 25

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders
International Absorbents, Inc.

We have audited the accompanying consolidated balance sheet of International Absorbents, Inc. as of January 31, 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flow for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Absorbents, Inc. as of January 31, 2002, and the consolidated results of its operations and its cash flow for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ MOSS ADAMS LLP

Bellingham, Washington
March 7, 2002, except for Note 14,
as to which the date is March 26, 2002

AUDITORS’ REPORT

To the Shareholders of
International Absorbents Inc.

We have audited the consolidated balance sheet of International Absorbents Inc. as at January 31, 2001 and the consolidated statements of earnings, shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at January 31, 2001 and the results of its operations and its cash flows for the year then ended in accordance with generally accepted accounting principles in the United States.

/s/ PriceWaterhouseCoopers LLP

Chartered Accountants

Vancouver, B.C.
March 23, 2001

International Absorbents, Inc.

Consolidated Balance Sheets
As at January 31, 2002 and 2001

	January

(in thousands of U.S. dollars, except per share amounts)	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$3,806	$2,071
Short term investments	100	400
Accounts receivable	1,135	976
Inventories	679	389
Prepaid expenses	186	57
Deferred income tax asset	905	661

	6,811	4,554
Property Plant and Equipment	1,341	1,393
Intangible assets	105	149
Deferred income tax asset	—	791

	$8,257	$6,887

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$993	$810
Income taxes payable	52	13
Due to related parties	—	4

	1,045	827
Deferred income tax liability	56	137

	1,101	964
Capital Stock
Common Stock, no par value,
100,000,000 shares authorized
5,662,144 and 5,618,371 issued and outstanding at January 31, 2002 and 2001	7,048	7,077
Additional Paid in Capital	288	74
Accumulated Deficit	(180)	(1,228)

	7,156	5,923

	$8,257	$6,887

The accompanying notes are an integral part of these consolidated financial statements.

International Absorbents, Inc.

Consolidated Statements of Earnings
For the years ended January 31, 2002 and 2001

(in thousands of U.S. dollars, except per share amounts)	2002	2001

Sales revenues	12,182	$9,464
Cost of goods sold	6,626	5,317

Gross profit	5,556	4,147
Operating Expenses
Marketing and sales	1,738	1,458
General and administrative	1,381	1,055
Depreciation of property, plant and equipment	201	165
Amortization of intangibles	44	17
Research and development	50	43
Interest	1	8
Stock based compensation	14	76
Other	16	85

	3,445	2,907
Earnings before interest, impairment of note receivable from affiliate, and taxes	2,111	1,240
Interest income	137	107
Impairment of note receivable from affiliate	(667)	—

Earnings before income taxes	1,581	1,347
Provision for income taxes	(67)	(21)
Deferred income tax recovery (provision)	(466)	964

Net Earnings	$1,048	$2,290

Basic earnings per share	$.19	$0.41
Diluted earnings per share	$.18	$0.38
Weighted average number of Shares outstanding
Basic	5,639,187	5,554,330
Diluted	5,706,386	6,065,036

The accompanying notes are an integral part of these consolidated financial statements.

International Absorbents, Inc.

Consolidated Statement of Stockholder’s Equity
For the years ended January 31, 2002 and 2001

			Additional		Total
(in thousands of U.S. dollars, except per share amounts	Common	Amount	Paid in	Accum.	Shareholder’s
which are in thousand units)	Share	$	Capital	Deficit $	Equity

Balance as of January 31, 2000	5,193	$6,622	$229	$(3,518)	$3,333
Exercise of options	32	25			25
Exercise of warrants	184	215	(31)		184
Reciprocal shareholdings	(6)	—	(10)	—	(10)
Stock-based compensation			76		76
Loans to related parties for share purchase	215	215	(215)	—	—
Repayment of loans to purchase shares	—	—	25	—	25
Net earnings	—	—	—	2,290	2,290

Balance as of January 31, 2001	5,618	$7,077	$74	$(1,228)	$5,923
Exercise of stock options	99	83			83
Repurchase & retirement of shares	(55)	(102)			(102)
Reciprocal shareholdings		(10)	10		—
Stock-based compensation			14		14
Repayment of loans to purchase shares	—	—	190	—	190
Net earnings	—	—	—	1,048	1,048

Balance as of January 31, 2002	5,662	$7,048	$288	$(180)	$7,156

The accompanying notes are an integral part of these consolidated financial statements.

International Absorbents, Inc.

Consolidated Statement of Cash Flows
For the years ended January 31, 2002 and 2001

(in thousands of U.S. dollars, except per share amounts)	2002	2001

Net earnings for the year	$1,048	$2,290
Adjustments to reconcile net earnings to net cash used for operating activities
Depreciation and amortization	245	182
Amortization of stock-based compensation	14	76
Other	—	87
Impairment of note receivable from affiliate	667	—
Changes in operating working capital items
Accounts receivable	(159)	(237)
Inventories	(290)	(79)
Prepaid expenses	(130)	7
Deferred income tax asset	547	(1,014)
Accounts payable and accrued liabilities	184	151
Income taxes payable	39	(25)
Due to related parties	(4)	2
Deferred income tax liability	(81)	50

	2,080	1,490

Cash flows from financing activities
Net proceeds from exercise of stock options	83	424
Repurchase of common shares	(102)	(10)

	(19)	414

Cash flows from investing activities
Proceeds from sale of short term investment	400	—
Purchase of short term investment	(100)	(400)
Purchase of property, plant and equipment	(164)	(461)
Purchase of intangible assets	—	(106)
Loan to affiliate	(667)	—
Proceeds from sale of property, plant and equipment	15	—
Loans to shareholders	—	(215)
Repayment of loans by shareholders	190	25

	(326)	(1,157)

Increase in cash and cash equivalents	1,735	747

Cash and cash equivalents — Beginning of year	2,071	1,324

Cash and cash equivalents — End of year	$3,806	$2,071

Supplemental cash flow information
Income tax paid	$14	$21

Interest paid	$1	$8

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

International Absorbents Inc.
(in thousands of U.S. dollars, except per share amounts)

1   Operations

International Absorbents Inc. (“IABI”) is a Canadian company operating in the State of Washington, U.S.A. through its wholly-owned subsidiary, Absorption Corp (“Absorption”) and Total Absorb, Inc. (“TAI”), a British Columbia company doing business in Canada (collectively “the Company”). The Company is engaged in the development and sale of value added products made from waste short fiber pulp (“SFP”) utilizing proprietary technology. The company markets and sells animal and pet bedding products that are sold in consumer retail and commercial bedding markets. In addition, the Company markets and sells SFP-based products used for general industrial spill cleanup, marine oil-cleanup, and oil/water filtration. The Company has established distribution primarily in North America.

2   Significant accounting policies

       Generally accepted accounting principles

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

       Basis of presentation

The consolidated financial statements include the accounts of IABI and its wholly-owned subsidiaries Absorption, a Nevada company doing business in Washington State, and TAI, a British Columbia company, doing business in Canada. All significant intercompany transactions are eliminated in consolidation.

       Cash and cash equivalents

Cash and cash equivalents includes cash and deposits of varying maturity dates within 90 days of the original date of acquisition.

       Short-term investments

Short-term investments consist of interest bearing Certificates of Deposit with maturities at the date of purchase of more than 90 days and are accounted for as held-to-maturity securities.

       Accounts Receivable

The Company typically offers credit terms to its customers. At January 31, 2002 and 2001, management considered all accounts receivable in excess of the allowance and financing fees to be fully collectible.

       Inventories

Finished goods inventories are valued at the lower of cost (determined on the first-in, first-out basis) or net realizable value. Cost includes direct materials, labor and overhead allocation. Raw materials and supplies are valued at the lower of cost (determined on the first-in, first-out basis) or replacement cost.

       Property, plant and equipment

Property, plant and equipment assets are recorded at cost. The Company’s building and equipment are located on leased land. Buildings and leasehold improvements are depreciated on a straight line basis over the life of the lease agreement. Equipment is depreciated over the estimated useful life as follows:

Equipment	15% declining-balance basis

       Revenue recognition

Revenue from the sale of products is recognized at the time title passes to the purchaser, which is when the goods are conveyed to a carrier.

       Shipping and Handling Costs

Shipping and handling costs are accounted for under EITF No. 00-10: Accounting for Shipping and Handling Fees and Costs. Revenues generated from shipping and handling costs charged to customers are included in sales. Shipping and handling costs for outbound and inbound shipping charges are included in cost of goods sold.

       Foreign currency translation

The Company’s reporting currency is the United States dollar. The Company considers the United States dollar to be the functional currency in foreign jurisdictions. Accordingly, transactions denominated in foreign currencies are re-measured to United States dollars at exchange rates in effect at the date of the transaction. At each balance sheet date, accounts denominated in foreign currencies are translated to United States dollars using current exchange rates. Gains and losses resulting from foreign currency transactions are not material and are included in the consolidated statements of operations.

       Advertising

The Company accounts for advertising expenses under Statement of Position (SOP) No. 93-7. Advertising costs are expensed when incurred and were $144,000 and $142,000 during fiscal years 2002 and 2001 respectively.

       Research and development

The Company’s research and development costs are expensed in the period in which they are incurred. Research and development expenses were $50,000 and $43,000 during fiscal years 2002 and 2001, respectively.

       Net earnings per share

Net earnings per share computations are in accordance with SFAS No. 128, “Earnings Per Share”. Basic net earnings per share is computed using the weighted average number of common shares outstanding. Diluted net earnings per share is computed using the weighted average number of shares and potentially dilutive shares outstanding. Stock options and warrants that are anti-dilutive are not included in diluted net earnings per share.

       Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Income taxes and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

       Stock-based compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB No. 25”) and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company’s stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and rateably for future services over the option-vesting period.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services” (“EITF 96-18”). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

       Comprehensive Income

The company has adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in consolidated financial statements. The Statement requires only additional disclosures in the financial statements; it does not affect the Company’s financial position or results of operations. The Company has no material components of other comprehensive income.

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

       Comparative amounts

Certain amounts in the footnotes from the previous years have been restated to conform with the current year’s presentation.

       New pronouncements

       SFAS No. 141 and 142

The Company adopted SFAS No. 141, “Business Combinations,” on July 1, 2001, as required by the new statement. The Company does not expect the adoption of SFAS No. 141 to have a material impact on its financial position or its results of operations. The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” on February 1, 2002, as required by the new Statement. IABI does not expect the adoption of SFAS No. 142 to have a material impact on its financial position or its results of operations.

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

       SFAS No. 144

The FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” in August 2001. SFAS No. 144, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, supercedes SFAS No. 121. The Company adopted SFAS No. 144 on February 1,

2002 as required by the new standard. The Company does not expect the adoption of SFAS No. 144 to have a material impact on its financial position or its results of operations.

3   Receivable from Affiliate

On May 31, 2001, IABI entered into an agreement with an affiliated corporation (collectively known as W4) whose main purpose was to provide Internet connectivity via satellite to markets primarily located throughout Central and South America. IABI’s chairman is a director of W4, however he has abstained from voting on IABI board actions related to W4. Additionally, another board member of IABI acted as a business manager for W4 receiving $45,000 in fees for his services and he too abstained from voting on IABI board actions relating to W4.

Under the agreement with W4, IABI provided partially secured funds designated for certain expenditures. As of January 31, 2002, IABI had advanced $667,000 and has recorded accrued interest of $1,000 related to these advances. Under the initial and revised agreements, IABI has until June 15, 2002 to convert the outstanding advances to an equity interest in W4, and to commit to additional advances. Under the agreement, if IABI advances an aggregate amount of $1,500,000, the conversion of such advances will represent a 60% ownership interest in W4. If IABI were to convert the existing advances to equity in W4, the advances would represent a 26.2% ownership interest. A conversion to equity would require IABI to account for the investment under the equity method of accounting and IABI would be required to record its share of W4’s losses.

As of January 31, 2002, IABI’s Board of Directors voted to provide no further advances under the agreement and to continue to record the advances as a long-term receivable, until significant progress is made toward proving W4’s business viability. Management believes the receivable from W4 is impaired because of the apparent lack of collateral value and the remote possibility of being repaid from the future cash flows of W4 whether from operations or a future financing. Consequently, an impairment of $667,000 was taken against the note receivable from W4 as of January 31. 2002. Based upon Management’s knowledge of the borrower and its current funding structure, which indicates that without IABI’s support, the borrower may have no other significant funding sources. However, should a new significant funding source be identified, it is likely the new funding sources would require IABI to restructure the receivable , subordinate the Company’s security position, or convert the receivable to equity. Management has determined that since the collateral under the agreement, which relates to the intangible assets of W4 and potentially some of the tangible assets of W4, is impaired and has no net tangible value, it is appropriate to write off the entire amount of the note receivable.

Subsequent to year-end, individuals, who are not related parties of IABI, and who invested in W4 prior to IABI’s, investment are funding W4 on a short-term basis. This short term financing is part of W4’s on-going attempt to raise additional funding from non-affilitated entities other than IABI. In an attempt to increase the likelihood of IABI receiving reimbursement for funds advanced to W4, IABI issued warrants to purchase IABI stock to the individuals who advanced funds to W4 subsequent to year end. These warrants as described in Note 14, were issued at fair market value, exercisable over a two-year period and will be expensed by IABI during the first quarter of 2003.

Should the collateral value or the net present value of future cash flows change in the future, the allowance could be reduced showing commensurate income within our statements.

4   Balance sheet components

	2002	2001

	$	$
Short-term investments
Certificates of deposit	100	400

Accounts receivable
Trade	1,167	1,021
Allowance for financing fees	(27)	(47)
Allowance for doubtful accounts	(6)	(12)
Other	1	14

	1,135	976

Inventories
Raw materials	392	272
Finished goods	287	117

	679	389

Property, plant and equipment
Buildings (leasehold improvements)	589	602
Equipment	2,461	2,297

	3,050	2,899
Less: Accumulated depreciation	(1,709)	(1,506)

	1,341	1,393

Intangible assets
Patents, trademarks and designs	325	325
Less: Accumulated depreciation	(220)	(176)

	105	149

Accounts payable and accrued liabilities
Accounts payable
Trade	601	596
Other	230	91
Accrued liabilities
Payroll	72	45
Other	90	78

	993	810

5   Fair value of financial instruments

The fair value of cash and cash equivalents, short-term investments, accounts receivable, note receivable from affiliate, accounts payable and accrued liabilities and due to related parties approximate their carrying value due to the relatively short term to maturity of these instruments.

6   Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and trade accounts receivable. Receivables arising from sales to customers are generally not significant individually and are not collateralized; as a result, management continually monitors the financial condition of its customers to reduce the risk of loss. The Company invests its cash and cash equivalents in high quality issuers. The Company, in the normal course of business, maintains cash balances in excess of the Federal Deposit Insurance Corporation’s insurance limit. At January 31, 2002 and 2001, cash equivalents of $3,860,000 and $2,071,000, respectively, were invested with Peoples Bank, Key Bank, Linsco, and Morgan Stanley Dean Witter.

7   Operating line of credit

During the year ended January 31, 2002, the Company renewed a short-term bank line of credit for up to $500,000, which is secured by the accounts receivable and other assets of Absorption. Interest is payable on funds advanced at the rate of prime plus 0.75%. The line of credit matures in November 2002. The funds available for advance to the Company by the lender are limited to 70% of accounts receivable. The Company has not drawn any funds from the line of credit since it was established.

8   Capital stock

       Common stock

Holders of common shares are entitled to one vote per share and to share equally in any dividends declared and distributions in liquidation.

During 2001, Absorption acquired 6,000 of the Company’s common shares for $10,000. This transaction has been accounted for as a reduction in shareholders’ equity in additional paid in capital. The shares were cancelled in 2002.

In March 2001, the Company’s board of directors authorized a 1 for 4 reverse stock split which was approved by a vote of the Company’s shareholders on December 20, 2000. The Company’s consolidated financial statements and all prior share capital information has been presented on a post reverse stock split basis.

During September 2001, IABI repurchased 55,046 common shares at an average share price of $1.86 per share and retired the shares under the Securities and Exchange Commissions temporary rule change for stock buy backs. An additional 50 shares were also repurchased at the fair market value and subsequently retired.

During 2002, 98,868 options were exercised into common stock for proceeds of $83,000.

On October 1, 2001, IABI offered to buy back 62% of the outstanding options from each option holder for $0.92 per option. This amount was determined by taking 95% of the average daily closing price for the 5 days prior to September 11, 2001, which was $1.72, minus the exercise price of the option. In exchange for the $0.92 per option, the option holder agreed to the cancellation of the option. The cost of the 35,648 cancelled options was $33,000. The offer expired for the repurchase of these options on October 1, 2001.

       Stock options

The Company has a Stock Option Plan (“the Plan”) dated May of 1993, as amended, for the granting of stock options to purchase common stock. The board of directors may grant options to employees and others as it deems appropriate provided the number of common shares which may be sold pursuant to the options granted under the Plan shall not exceed, in the aggregate, 712,500 shares of the Company. Options may be issued for a term of up to 10 years at an exercise price to be determined by the compensation committee, provided the exercise price is at least equal to the fair market value of the Common Shares on the date of grant for each incentive stock option or an amount equal to no less than 85% for each non qualified stock option. The period after which options vest can vary and is subject to the discretion of the compensation committee. No option shall be transferable by the option holder otherwise than by will or the laws of descent.

The following table summarizes activity under the Company’s stock option plan for the years ended January 31, 2002 and 2001:

	2002		2001

		Weighted		Weighted
		average		average
	Shares	price	Shares	price

		$		$
Outstanding - Beginning of year	445,011	1.72	420,350	1.64
Granted	413,800	1.80	64,348	1.84
Exercised	(98,868)	0.83	(32,562)	0.80
Repurchased	(35,648)	0.80
Surrendered or expired	(102,233)	1.98	(7,125)	1.88

Outstanding - End of year	622,062	1.91	445,011	1.72

The following table summarizes information about options outstanding at January 31, 2002:

		Weighted
	Number	average	Number
Range of	outstanding at	remaining	exercisable at	Weighted
exercise	January 31,	contractual	January 31,	average
prices	2002	life	2002	exercise price

$	$	(months)	$	$
1.80	413,800	34	—	—
1.84	10,000	20	10,000	1.84
2.16	193,262	11	193,262	2.16
1.36	5,000	8	5,000	1.36

1.36 - 2.16	622,062	26	208,262	2.12

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees”. This method recognizes compensation cost as the amount by which the fair value of the stock exceeds the exercise price at the date of grant. Compensation expense recognized for the grant of options in 2002 under the plan was $14,000. The remaining unrecognized compensation at January 31, 2002 under the intrinsic value method for the options granted under the plan in 2002 is $107,000. The remaining amount will be recognized in fiscal 2003, which is the remaining vesting period of the options granted.

Had the Company determined compensation costs based on fair value at the date of grant for its awards under a method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-based Compensation” the Company’s net earnings and net earnings per share would be as follows:

	2002	2001

	$	$
Net earnings	1,048	2,290
Additional compensation expense	(37)	(185)

Pro forma net earnings	1,011	2,105

Pro forma basic net earnings per share	0.18	0.34

Pro forma diluted net earnings per share	0.18	0.31

The remaining unrecognized compensation for fair value of stock options under the proforma effect was $240,000 and $6,000 at January 31, 2002 and 2001, respectively.

The pro forma compensation expense reflected above has been estimated using the Black-Scholes option-pricing model. Assumptions used in the pricing model included:

	2002	2001

a) risk free interest rate	3.80%	5.89%
b) expected volatility	84%	100.00%
c) expected dividend yield	0.00%	0.00%
d) estimated average life (in years)	3.00	5.00

Under the terms of an agreement entered into with the Wall Street Group, Inc. (“Wall Street”) on September 30, 2000, Wall Street agreed to provide financial public relations counsel to the Company for a period of one year from the date of the agreement in return for options to purchase 54,348 common shares in the Company at $0.46. The Company estimated the fair value of each stock option on September 30, 2000, the date the Company entered into the contract, by using the Black-Scholes option pricing model with the following assumptions used for grants in the year; dividend yield of $nil; expected volatility of 100%; risk free rate of 5.89% and expected life of five years. The resulting value of $75,956 has been applied against earnings in 2001.

       Warrants

The following table summarizes the Company’s warrant activity for the years ended January 31, 2002 and 2001.

	Number of
	underlying
	shares	Exercise prices

		$
Outstanding – January 31, 2000	420,997	0.40 - 1.00
Exercised	(398,936)	1.00
Surrendered or expired	(9,561)	0.40 - 1.00

Outstanding – January 31, 2001	12,500	0.80
Surrendered, expired, or repurchased	(12,500)	0.80

Outstanding – January 31, 2002	0	—

During fiscal year 2002, IABI repurchased 12,500 warrants from the holder for an expense of $9,375.

9   Related party transactions

General and administrative expenses for 2002 includes $65,000 for office rent and related services (2001 — $56,000) which were incurred on a cost reimbursement basis from a corporation owned and controlled by an officer and director of the Company. At January 31, 2002, and 2001 amounts of $5,000 and $4,000, respectively, were due to this related party.

A director of the Company was paid $54,000 during fiscal 2002 for management and consulting services relating to the purchase of a Hydro-mulch company and the investment in W4.

During 2001 the Company loaned a total of $215,000 to officers and directors of the Company for the purpose of purchasing its common shares. These notes accumulated interest at a rate of 12% annually, non-compounding, commencing January 1, 2001 and are due on demand. The outstanding balance was paid in full in October 2001.

10  Income taxes

The components of income (loss) before income taxes are as follows:

	2002	2001

	$	$
U.S.	1,727	1,849
Canada	(146)	(502)

	1,581	1,347

The components of the provision for current income taxes consists of the following:

	2002	2001

	$	$
U.S.	44	21
Canada	23	—

	67	21

The components of the recovery (provision) for deferred income taxes consist of the following:

	2002	2001

	$	$
U.S.	(466)	964
Canada	—	—

	(466)	964

The 2002 provision for income taxes reflects a benefit from the utilization of a U.S. net operating loss carryforward of $803,000.

The provision for income taxes differs from the amount computed by applying the statutory income tax rate to net income before taxes as follows:

	2002	2001

	$	$
Income tax at statutory rate (Canadian)	705	601
Difference in foreign tax rate	(183)	(196)
Permanent differences	38	8
Cancelled options	54
Change in valuation allowance	(306)	(1,749)
Losses expired	215	245
Other differences	10	148

	533	(943)

Deferred income taxes are provided for temporary differences. Deferred income tax assets and liabilities are comprised of the following:

	2002	2001

	$	$
Deferred income tax assets
Non-capital loss carryforwards	1,568	2,539
Intangibles	4	28
Non-deductible accrued liabilities and other	10	27
Reserves and other	61
Alternative minimum tax credit carryforward	98
Valuation allowance	(836)	(1,142)

	905	1,452

Deferred income tax liabilities
Property, plant and equipment	(56)	(137)

The Company has tax losses from prior years which are available to offset taxable income of future years. These tax losses expire as follows:

	U.S. operations		Canadian operations

Year incurred	Loss carryforward	Expiry date	Loss carryforward	Expiry date

	$		$
1994	917	January 31, 2009
1995	245	January 31, 2010	196	January 31, 2003
1996	957	January 31, 2011	608	January 31, 2004
1997	35	January 31, 2012	326	January 31, 2005
1998	—	January 31, 2018	194	January 31, 2006
1999	2	January 31, 2019	198	January 31, 2007
2000	—	January 31, 2020	244	January 31, 2008
2001	—	January 31, 2021	107	January 31, 2009

	2,156		1,873

11  Commitments and Contingencies

       Operating leases

The majority of the Company’s capital assets are located on land and in warehouse space leased from the Port of Bellingham in Washington State. Rental expenses under lease agreements for the year ended January 31, 2002 were $17,000 for the property on which the plant stands and $31,000 for warehouse space. The current lease agreement on property expires in year 2006 and 2003 on warehouse space and new office space. Future minimum operating lease payments relating to the leased land facilities are as follows:

$

2003	61,000
2004	17,000
2005	17,000
2006	13,000

       Purchase commitments

In October 2001, the company paid a deposit of $120,000 to Premier Tech of Quebec, Canada, on two bagging machines. The balance of $106,000 was paid in February 2002. Other equipment purchases of $36,000 to Divest of San Diego, California, and $32,000 to US Bank of San Diego, California, were also made in February and March of 2002. These items include two additional bagging machines and a dryer.

       Legal matters

In the normal course of business, the Company may be party to various legal claims, actions and complaints, including actions involving patent infringement and other claims. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s financial position and results of operations.

       Environmental matters

International Absorbents is committed to being an environmentally friendly company and to producing products which benefit the quality of the environment. Hazardous wastes are not produced, treated, or stored at any company owned or operated facilities. State, federal, and local laws all have jurisdiction over production activities. International Absorbents is currently in compliance with these laws and expects to remain so through fiscal 2003.

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

       Business segment data

	2002

	Animal care	Industrial	Consolidated

	$	$	$
Revenues	11,010	1,172	12,182
Operating costs and expenses	(8,741)	(1,085)	(9,826)

Operating income before depreciation, amortization & investment income	2,269	87	2,356

Depreciation and amortization			(245)
Interest income and impairment of receivable, net			(530)

Net income before taxes and tax asset recovery			1,581

Assets	6,909	1,348	8,257
Capital expenditures	146	18	164

	2001

	Animal care	Industrial	Consolidated

	$	$	$
Revenues	8,201	1,263	9,464
Operating costs and expenses	(6,434)	(1,608)	(8,042)

Operating income before depreciation, amortization & investment income	1,767	(345)	1,422

Depreciation and amortization			(182)
Interest income			107

Net income before taxes and tax asset recovery			1,347

Assets	5,510	1,377	6,887
Capital expenditures	369	92	461

Sales revenues by geographic areas are as follows:

	2002	2001

	$	$
United States	11,556	8,802
Canada	279	284
Other countries	347	378

	12,182	9,464

Two customers from the Animal Care segment represent 10% or more of the Company’s sales revenues.

	2002	2001

	$	$
Customer A	2,992	2,009
Customer B	1,577	975

13  Earnings per share

	2002

	Income	Shares	Per share
	(numerator)	(denominator)	amount

	$		$
Basic earnings per share
Net income available to shareholders	1,048	5,639,187	.19
Effect of dilutive securities
Warrants		4,818
Options to purchase shares		62,382

Diluted earnings per share
Net income available to shareholders	1,048	5,706,387	.18

	2001

	Income	Shares	Per share
	(numerator)	(denominator)	amount

	$		$
Basic earnings per share
Net income available to shareholders	2,290	5,554,330	0.41
Effect of dilutive securities
Warrants		145,759
Options to purchase shares		364,947

Diluted earnings per share
Net income available to shareholders	2,290	6,065,036	0.38

14. Subsequent Events

Subsequent to January 31, 2002

a) The Company’s subsidiary, Absorption Corp, acquired the assets of a hydro mulch manufacturer, Advanced Fibers, LLC, in February 2002 for $35,200, the fair market value. The Company additionally acquired the technology and processing rights for $10,000, which management anticipates amortizing over a 5-year period. As part of the acquisition, a finder’s fee of $18,375 was paid to the owners of Advanced Fibers for assisting in arranging a three-year hydro mulch manufacturing contract between Absorption Corp and Mat, Inc. The contract calls for the production of 21 tons of product over the life of the contract. Management anticipates amortizing the finder’s fee over the life of the contract. A fee of $12,500 will be paid to the owners of Advanced Fibers for assisting with technical support, and will be expensed in 2003.

b) As discussed in Note 3, the Company has issued warrants to purchase its common stock to investors in W4. Subsequent to year end, the Company has made 3 separate warrant issuances at exercise prices reflecting the fair market value ranging from $2.25 to $2.29 per warrant and resulting in expense recognition during the first quarter of 2003 of approximately $47,000.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

a)	On July 3, 2001 a current report on Form 8-K dated July 3, 2001 was filed to report that we engaged the certified public accounting firm of Moss, Adams, LLP, as independent auditors for the fiscal year ending January 31, 2002. The former Certified Accounting firm of PricewaterhouseCoopers, LLP, of Vancouver, Canada, was dismissed on July 3, 2001.

b)	On July 12, 2001 an amendment to the current report on Form 8-K dated July 3, 2001 was filed to furnish a letter to the Commission from PricewaterhouseCoopers, LLP, in accordance with paragraph (a)(3) of Item 304 of Regulation S-B.

PART III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning our directors and executive officers and regarding compliance with Section 16 of the Securities and Exchange Act of 1934 required by this item, is incorporated by reference to our Proxy Statement prepared for the Annual General Meeting of Shareholders to be held June 27, 2002.

ITEM 10.     EXECUTIVE COMPENSATION

The information required by Item 10 is incorporated by reference to our Proxy Statement prepared for the Annual General Meeting of Shareholders to be held June 27, 2002.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 11 is incorporated by reference to our Proxy Statement prepared for the Annual General Meeting of Shareholders to be held June 27, 2002.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to our Proxy Statement prepared for the Annual General Meeting of Shareholders to be held June 27, 2002.

PART IV

ITEM 13.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)   The following documents are filed as a part of this Report.

(i)    Financial Statements

The following documents are filed as a part of this report:

Report of Moss, Adams LLP, Certified Public Accountants on the Consolidated Financial Statements of the Company for the Fiscal Year Ended January 31, 2002.

Report of PricewaterhouseCoopers LLP, Certified Accountants on the Consolidated Financial Statements of the Company for the Fiscal Year Ended January 31, 2001.

Consolidated Financial Statements for the Fiscal Period Ended January 31, 2002:

As at January 31, 2002 and 2001-

Consolidated Balance Sheets

For the Fiscal Years Ended January 31, 2002 and 2001-

Consolidated Statement of Earnings

Consolidated Statement of Stockholder’s Equity

Consolidated Statement of Cash Flows

Notes to Consolidated Financial Statements

Quarterly Reports For the Three, Six and Nine Months Periods Ended:

April 30, 2001 on SEC Form 10-QSB Filed June 14, 2001

July 31, 2001 on SEC Form 10-QSB Filed September 5, 2001

October 31, 2001 on SEC Form 10-QSB Filed December 5, 2001 and amended December 12, 2001

(ii)   Financial Statement Schedules

Financial Statement Schedules have been omitted because they are not applicable or are not required or the information to be set forth therein is included in the Consolidated Statements of Earnings or notes thereto.

(iii)  Exhibits

The exhibits listed on the Exhibit Index at page 41 are filed as part of this report.

(iv)   Reports on Form 8K

The following report on Form 8-K was filed during the last quarter of the fiscal year ended January 31, 2002:

On December 13, 2001 a current report on Form 8-K dated October 31, 2001 was filed to amend the 3rd quarter Financial Statements for the period ended October 31, 2001 on SEC Form 10-QSB to reflect a change in the comparative tables of the Income Statement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL ABSORBENTS INC., a
British Columbia, Canada corporation

President and Chief Executive Officer
Dated: April 10, 2002

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

Signature	Title	Date

/s/ Gordon L. Ellis Gordon L. Ellis	Chairman of the Board of Directors President & Chief Executive Officer	April 25, 2002

/s/ Stephen H. Silbernagel Stephen H. Silbernagel	Director	April 25, 2002

/s/ John J. Sutherland John J. Sutherland	Director	April 25, 2002

/s/ Douglas E. Ellis Douglas E. Ellis	Director	April 25, 2002

/s/ Shawn M. Dooley Shawn M. Dooley	Director	April 25, 2002

/s/ David H. Thompson David H. Thompson	Chief Financial Officer	April 25, 2002

EXHIBIT INDEX

Exhibit 3.       Articles of Incorporation and By-laws

3.1[4]	Altered Memorandum of Company (Amended).
3.2[1]	Articles of the Company.

Exhibit 10.     Material Contracts

10.1[1]	Lease for Bellingham, WA plant between Port of Bellingham and Absorption Corp dated October 8, 1985 (with modifications and renewals).
10.2[1]	Rental contracts between the Company, Absorption Corp, Canadian Absorption Corp and ABE (1980) Industries Inc. dated December 1, 1989.
10.3[1]	Office Services Agreement between the Company and ABE (1980) Industries Inc. dated November 10, 1988.
10.4[1]	Office Services Agreement between the Company and ABE (1980) Industries Inc. dated September 1, 1998.
10.5[5]	Manufacturing Agreement between Mat, Inc. and Absorption Corp dated January 15, 2002.

Exhibit 11.     Statement Regarding Computation of Per Share Earnings

11.1[5]	Basic earnings per share are computed by dividing earnings available to common shareholders, by the weighted average number of shares outstanding during the year. Diluted earnings per share are computed after giving effect to the exercise of all dilutive outstanding options and warrants. Both basic and diluted earnings per share for 2002 and 2001 were the same, because of the insignificant incremental number of options and warrants whose exercise price was in excess of the weighted average market price during the year. The table in note 14 of the Notes to Consolidated Financial Statements reconciles the denominators used in computing basic and diluted earnings per share.

Exhibit 16.     Letter on Change in Certifying Accountant

16.1[6]	Letter to the Commission from PricewaterhouseCoopers, LLP, in accordance with paragraph (a)(3) of Item 304 of Regulation S-B.

Exhibit 21.     Subsidiaries of the Registrant

21.1[2]	List of Subsidiaries of the Company.

Exhibit 23.     Consents of Experts and Counsel

23.1[5]	Consent of PriceWaterhouseCoopers.
23.2[5]	Consent of Moss Adams LLP.

Exhibit 24.     Power of attorney

24.1[5]	The power of attorney can be located on the signature page of this Form 10-KSB.

1	Incorporated by reference to the exhibit filed with the Company’s Registration Statement on Form F-1 (No. 33-45919) as amended.

2	Incorporated by reference to the exhibit filed with the Company’s Annual Report of Form 10-K for the fiscal year ended January 31, 1993.

3	Incorporated by reference to the exhibit filed with the Company’s Annual Report of Form 10-K for the fiscal year ended January 31, 1994.

4	Incorporated by reference to the exhibit filed with the Company’s Annual Report of Form 10-KSB for the fiscal year ended January 31, 2001.

5	Filed herewith.

6	Incorporated by reference to the exhibit filed with the Company’s Form 8-K filed July 12, 2001.