Form 10QSB
period 2002-04-30
INTERNATIONAL ABSORBENTS INC
filed 2002-06-06
CIK 813634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[x]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2002

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____________ to _______________

Commission file number: 0-15673

INTERNATIONAL ABSORBENTS INC.
(Exact name of registrant as specified in its charter)

Province of British Columbia, Canada (State of other jurisdiction of incorporation or organization)	None (IRS Employer Identification Number)

1569 Dempsey Road North Vancouver, British Columbia Canada V7K 1S8 (Address of principal executive offices)

(604) 681-6181 (Registrant’s telephone number, including area code)

State the number of shares outstanding of each of the issuer’s classes of common stock, as of June 3, 2002.

Title of Class Common Shares, no par value	No. of Shares 5,662,144

CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT’S DISCUSSION AND ANALYSIS
RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES
SIGNIFICANT ACCOUNTING POLICIES
PART II — OTHER INFORMATION

INTERNATIONAL ABSORBENTS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(US dollars, in thousands)

	As at	As at
	April 30, 2002	January 31, 2002
	(unaudited)	(audited)

ASSETS
Current assets:
Cash and cash equivalents	$4,393	$3,806
Short term investments	—	100
Accounts receivable, net	1,098	1,135
Inventories	677	679
Prepaid expenses	145	186
Deferred income tax asset	617	905

	6,930	6,811
Property, plant and equipment	1,656	1,341
Intangible assets	124	105

	$8,710	$8,257

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$966	$993
Income taxes payable	52	52

	1,018	1,045
Long term liability:
Deferred income tax liability	56	56

	1,074	1,101
SHAREHOLDERS’ EQUITY
Common stock, no par value, 100,000,000 shares authorized 5,662,144 issued and outstanding at April 30, 2002 and January 31, 2002	7,048	7,048
Additional Paid in Capital	377	288
Retained earnings (accumulated deficit)	211	(180)

Total shareholders’ equity	7,636	7,156

	$8,710	$8,257

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL ABSORBENTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(US dollars, in thousands, except for per share amounts)

	Three Months Ended

	April 30, 2002	April 30, 2001

Sales revenue	$3,688	$2,541
Cost of goods sold	1,989	1,529

	1,699	1,012
Corporate and administrative expenses:
Marketing and sales	554	310
General and administrative	492	333

	1,046	643
Net income from operations	653	369
Interest income	26	42

Net income before income taxes	679	411

Income tax provision	—	(5)
Deferred income tax provision	(288)	(138)

Net income for the period	$391	$268

Basic earnings per share	$0.07	$0.05
Fully diluted	$0.07	$0.05
Weighted average number of shares outstanding (in thousands)
Basic	5,662	5,625
Diluted	5,793	5,655

INTERNATIONAL ABSORBENTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS

(US dollars, in thousands)

	Three Months Ended

	April 30, 2002	April 30, 2001

Cash flows from operating activities	$906	$483
Cash flows from investing activities	(319)	35
Cash flows from financing activities	—	1

Net change in cash	$587	$519
Cash and cash equivalents, beginning of period	$3,806	$2,071

Cash and cash equivalents, end of period	$4,393	$2,590

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(US dollars, in thousands, except where otherwise noted)

1. Significant Accounting Policies

Basis of consolidation and presentation

The consolidated financial statements include the accounts of International Absorbents Inc. (the “Company”) and its wholly owned subsidiaries Absorption Corp (“Absorption”), a Nevada company doing business in Washington State, and Total Absorb Inc. (“TAI”), a British Columbia company.

These unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States and include the accounts of the Company and its wholly owned subsidiaries. The Company changed its reporting from Canadian generally accepted accounting principles to United States generally accepted accounting principles affective January 31, 2001. All significant inter-company transactions and balances have been eliminated upon consolidation. Our accompanying interim condensed consolidated financial statements do not include all notes normally included in audited annual financial statements and therefore should be read in conjunction with our annual financial statements. The accompanying financial statements include all normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the Company’s financial position at April 30, 2002, its results of operations for the three months ended April 30, 2002 and 2001 and statement of changes in cash flows for the three months ended April 30, 2002 and 2001.

The Company adopted SFAS No. 142 on January 1, 2002, as required by the new statement. The adoption of SFAS No. 142 did not have a material impact on its financial position or its results of operations.

2. Share Capital

Common Shares

	Shares	Capital

Common shares outstanding, January 31, 2002	5,662,144	$7,048
Common shares outstanding, April 30, 2002	5,662,144	$7,048

Options

Stock options at April 30, 2002 and January 31, 2002 were 622,062. Stock based compensation expense for options granted in prior periods was $42,000 during the quarter that ended April 30, 2002.

Warrants

Warrants outstanding, January 31, 2002	—	—
Issued	44,120	$2.25 to $2.29

Warrants outstanding, April 30, 2002	44,120	$2.25 to $2.29

During the first quarter of fiscal year 2003, the Company issued warrants to purchase 44,120 common shares of the Company, to certain non-affiliated investors in W4, in exchange for their investment in W4. W4 is an entity whom the Company has a note receivable for $667,000 and a corresponding allowance of $667,000 as it is doubtful the funds will be repaid. The allowance would become an extraordinary gain if it could be collected in the future. The exercise price of the warrants was made at the fair market value ranging from $2.25 to $2.29. Stock based compensation of $47,000 relating to the warrants was recognized during the first quarter of 2003.

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

Business Segment Data – Three Months Ended April 30, 2002

	Animal Care	Industrial	Consolidated

Revenues	$3,444	$244	$3,688
Operating costs and expenses	2,732	229	2,961

Operating income before depreciation and amortization	712	15	727
Depreciation & amortization – corporate			(74)
Interest income			26

Net income before taxes			$679

Capital expenditures	$394	$25	$419

Business Segment Data – Three Months Ended April 30, 2001

	Animal Care	Industrial	Consolidated

Revenues	$2,243	$298	$2,541
Operating costs and expenses	1,846	276	2,122

Operating income before depreciation and amortization	397	22	419
Depreciation & amortization – corporate			(50)
Interest income			42

Net income before taxes			$411

Capital expenditures	$35	$0	$35

Assets

	Animal Care	Industrial	Consolidated

At April 30, 2002	$7,317	$1,393	$8,710
At January 31, 2002	$6,909	$1,348	$8,257

4. Acquisitions

The Company’s subsidiary, Absorption Corp, acquired the assets of a hydro mulch manufacturer, Advanced Fibers, LLC, in February 2002 for $35,200, the fair market value. The Company additionally acquired the technology and processing rights for $10,000 and is amortized over the estimated useful life, which is determined by management. As part of the acquisition, a fee of $18,375 was paid to the owners of Advanced

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

Fibers for assisting in arranging a three-year hydro mulch-manufacturing contract between Absorption Corp and Mat, Inc. The contract calls for the production of twenty-one thousand tons of product to be sold to Mat, Inc. over the life of the contract. Management is amortizing the fee over the life of the contract. A fee of $12,500 will be paid to the owners of Advanced Fibers under a consulting agreement for technical support, and will be expensed in 2003.

5. Subsequent Events

A loan of $25,000 was made to a member of the board of directors and officer of the Company in May of 2002. Market rate interest is being charged on the loan and it is fully secured by fully paid shares of the Company’s common stock.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Some statements and information contained in this “Management’s Discussion and Analysis” are not historical facts but are forward-looking statements. For a discussion of important factors that could cause results to differ materially from the forward-looking statements contained in this Quarterly Report, see “Risk Factors” and “Forward-Looking Statements.”

Please read the following discussion together with the consolidated financial statements and the related notes included elsewhere in this Quarterly Report.

RESULTS OF OPERATIONS

Sales

Net sales for the quarter ended April 30, 2002 were $3,688,000 compared to the quarter ended April 30, 2001 total of $2,541,000. This was an increase of 45%. This increase was achieved primarily through an increase in sales of the Animal Care division’s flagship product, CareFRESH® small animal bedding. Also, there were additional increases among the other Animal Care product lines. Sales to both regional distributors and direct buying accounts increased due to customer recognition of the products’ performance, Company-sponsored promotional activity and increased customer support. The rate of future sales growth will be determined by continued growth of our CareFRESH® small animal bedding, increased distribution of products that we introduced over the past two years, and the introduction of several new ancillary small animal products. We anticipate that our sales will continue to increase in the short-term at a rate consistent with rates achieved in recent prior periods.

Gross Profits

During the first quarter of the current fiscal year, our gross profits were $1,699,000 (46%), versus $1,102,000 (40%) for the first quarter of the previous year. Gross margins (gross profit divided by sales revenue) improved because of continued production efficiencies and lower energy costs. We believe that an increase in sales of new products with lower gross margins is expected during the remainder of fiscal 2003 and will cause some downward pressure on margin results.

Other Expenses and Income

In the first three months of fiscal year 2003, we spent $554,000 on marketing and sales compared to $310,000 in the same period last year, resulting in a 79% increase. In fiscal 2003, there continues to be a significant investment in marketing programs for existing products. Over the remainder of the year, we anticipate that significant investments will continue to be made in marketing, advertising and promoting newly launched products.

Comparing the first quarters of fiscal 2002 and 2003, general and administrative expenses increased by 48% from $333,000 to $492,000. As sales increase, basic operating and administrative functions have been expanded to support the growth. We will not hesitate to add infrastructure as we grow, so that we will be able to remain efficient and competitive. We are currently in the process of negotiating a debt facility in connection with building new production plants. As a result, sometime during fiscal 2003, we will begin

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

paying finance charges on debt acquired for property plant and equipment. The structure of the financing will not be defined until final locations have been determined and production facilities have been designed.

As cash is accumulated and invested in short-term cash equivalents, the balance of our interest bearing deposits has increased. Even so, interest income has dropped due to significantly lower interest rates during fiscal year 2003. In the first three months of fiscal 2003, $26,000 in interest income was earned as compared to $42,000 in the same period the previous year. Until a significant capital investment is made, this income will continue at a rate dependent on short-term interest rates.

Net Income

During the first quarter of fiscal year 2003 we had a net income before taxes of $679,000, versus $411,000 for the first quarter of fiscal 2002, resulting in a 65% increase. In the first three months of 2003, we recognized income tax provision of $288,000 compared with income tax provision of $143,000 in the first three months of 2002. Profits after taxes increased by 46% from $268,000 for the first quarter of fiscal 2002 to $391,000 for the first quarter of fiscal 2003. The amount of the deferred income tax provision is determined in accordance with United States generally accepted accounting principles. Net income before taxes increased as a result of higher sales revenues, an improved gross margin and ongoing efforts to control general and administrative expenses. We anticipate that we will make our largest non-capital investment in marketing and sales during fiscal 2003. We will also continue to invest in infrastructure to help make our operations more efficient as the year progresses.

Currency

Approximately 5% of our sales during the first three months of the fiscal year were to foreign customers. Of the foreign sales, 24% were to Canadian customers. Over the past three years, the value of the Canadian dollar, compared to other global currencies, has been stable in relation to the value of the U.S. dollar. Sales in the first quarter of fiscal year 2003 were not significant enough to be adversely affected by fluctuations in the value of the U.S. dollar. This trend is expected to continue through fiscal year 2003.

Inflation

During the most recent quarter inflation was not a major factor affecting our operations. It is impossible to project how the war on terrorism will affect economic conditions, consumer spending, and inflation.

Environmental Matters

We are committed to being an environmentally friendly company and to producing products which benefit the quality of the environment. Hazardous wastes are not produced, treated or stored at any company owned or operated facilities. State federal and local laws all have authority over production activities. We believe that we are currently in compliance with these laws and expect to remain so through fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

At the end of the first three months of fiscal year 2003, our capital structure was comprised of $1,018,000 in short-term liabilities, $56,000 of long-term deferred tax liability and $7,636,000 of stockholder’s equity. The ratio of total assets to total liabilities, at April 30, 2002, was 8.11:1 compared to 7.50:1 at January 31, 2002. Our total liabilities has decreased by $27,000 during the first three months of fiscal 2003. Total stockholder’s equity has increased by $480,000 to $7,636,000 in the first three months of 2003. The increase was primarily due to net income for the period and from an increase in other capital accounts.

As fiscal year 2003 progresses, our capital structure will be changed significantly as debt is incurred, with the proceeds being used to purchase new property, plant, and equipment. We are in the process of negotiating a debt facility to finance the associated expansion of property, plant and equipment. The structure and amount of the financing will be determined when sites are selected and production facilities are designed. As growth opportunities are sought, working capital may be reduced or debt may be incurred to fund capital expansion.

As described in item 2, part II of this filing warrants were issued to non-affiliated individuals in exchange for their agreement to invest in W4.

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

Cash Generated from Operations

The cash flow generated from operations increased to $906,000 during the first three months of fiscal year 2003 from $483,000 at the end of the same period in 2002. This was substantially due to increases in our sales and profits. During the remainder of fiscal 2003, cash generated from operations will be invested in short-term instruments.

Working Capital

Our working capital position, net of current deferred tax assets, at April 30, 2002 was $5,295,000, as compared to $4,861,000 at the end of fiscal 2002. The current ratio (current assets to current liabilities), net of current deferred tax assets, improved to 6.20:1 compared to 5.65:1 at the end of fiscal 2002. Cash flows generated from operations resulted in an increase in working capital.

As 2003 continues, we expect working capital will grow but not as fast as in recent history. We also anticipate that sufficient cash and cash equivalents will be generated throughout 2003 to meet our short-term working capital needs, even after cash has been used to build infrastructure.

Financing and Investing Activities

During the first three months of fiscal year 2003, we used $319,000 in cash for investing activities, which involved the purchase of plant equipment and intangible assets related to Advanced Fibers, LLC. This is compared to $35,000 being received from investing activities and $1,000 received from financing activities in the first three months of 2002.

New manufacturing and production opportunities are continuously being sought. During the remainder of the current fiscal year, we will be investing funds in new plant infrastructure and equipment.

Commitments and Guarantees

The majority of our capital assets are located on land and in warehouse space leased from the Port of Bellingham in Washington State. Rental expenses under lease agreements for the year ended January 31, 2003 are anticipated to total $17,000 for the property on which the plant stands and $44,000 for warehouse space. The current lease agreement on property expires in year 2006 for the warehouse space and in year 2003 for the new office space.

We are subject to guaranteed payments for product produced under the Mat, Inc. manufacturing agreement.

SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable

We typically offers credit terms to our customers. We considered all accounts receivable in excess of our standard bad debt allowance of $15,000 and financing fees to be fully collectible. Our standard allowance was determined based on our review of our bad debt history and is our best estimate of the amount of bad debt we should have in any given period.

Inventories

Finished goods inventories are valued at the lower of cost (determined on the first-in, first-out basis) or net realizable value. Cost includes direct materials, labor and overhead allocation. Raw materials and supplies are valued at the lower of cost (determined on the first-in, first-out basis) or replacement cost.

Property, plant and equipment

Property, plant and equipment assets are recorded at cost. Building and equipment are located on leased land. Buildings and leasehold improvements are depreciated on a straight-line basis over the life of the lease agreement. Equipment is depreciated over the estimated useful life applying the 15% declining balance basis which is in accordance with general accepted accounting principles.

Revenue recognition

Revenue from the sale of products is recognized at the time title passes to the purchaser, which is when the goods are conveyed to a carrier.

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

Income taxes

We account for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Income taxes and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our audit committee reviews and approves our material estimates.

Impairment of long-lived assets

We review the carrying amount of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The determination of any impairment would include a comparison of estimated future operating cash flows anticipated to be generated during the remaining life with the net carrying value of the asset.

New accounting policies

We adopted SFAS No. 142 on January 1, 2002, as required by the new statement. The adoption of SFAS No. 142 did not have a material impact on its financial position or its results of operations.

Risk Factors

The following factors and other information included in this Quarterly Report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results, and cash flow could be materially adversely affected.

We are dependent solely on the operations of our subsidiary, Absorption Corp, and its success in a highly competitive business, which has a number of inherent risks. These may be summarized as follows:

•	Our success is largely predicated upon our ability to produce superior products and sell our products at a competitive price. Our markets are subject to intense competition from both private and public businesses, many of whom have greater financial resources and considerably larger operations than us and may benefit from greater name recognition than us. Such competition, as well as any future competition, may adversely affect our success in the market place. We cannot guarantee that we will continue to be able to successfully compete against our competitors or that the competitive pressures faced by us will not affect our financial performance.

•	Our business places heavy reliance on raw materials being readily available. Although there are a number of pulp and paper mills in British Columbia, Canada and Washington State that can provide us with raw material, any significant increase in cost or increase in delivered costs could result in decreased margins.

•	We are required to comply with environmental regulations applicable to our operations, including air emission standards enforced by the Northwest Air Pollution Authority. We cannot guarantee that existing regulations and licensing will not be amended, or new regulations adopted, in a way that negatively impacts our business. In addition, we cannot guarantee that we will be able to comply with all regulations which may be in force from time to time, or that any expenditures necessary for corrective actions would be economical.

•	Our marketing is based upon a number of wholesale pet supply distributors and direct buying retailers. Poor market acceptance of our products or other unanticipated events may result in lower revenues than anticipated, making certain planned expenditures on advertising, promotion and research and development projects unachievable.

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

•	We have signed a number of lease agreements for manufacturing, warehousing and office space. We anticipate that we will need to locate an existing building or construct a new facility within the next three years. If we build a new facility, we may need to enter into a high-rate interest mortgage or raise additional capital in the future to finance the construction. In either case, we may not be able to obtain such funds in sufficient amounts on terms we consider acceptable and there is no assurance that we will operate profitably in the future.

•	We are dependent on a relatively small number of key employees, the loss of any of whom would have a significant adverse effect on our operations. We do not carry key-man insurance on any of our employees.

•	During fiscal year 2002, two of our customers accounted for approximately 34% of our total revenue. The loss of either of these customers could cause our revenue to decline.

Forward-looking Statements

Statements made in the preceding Management’s Discussion and Analysis referring to the Company’s outlook, future sales revenue, gross profits, other expenses, net income, currency, inflation, environmental matters, risk factors, financial condition, cash generated from operations, working capital, financing and investing activities that state the Company management’s intentions, hopes, beliefs, expectations, anticipations, or predictions of the future, are forward-looking statements. It is important to note that the Company’s actual results could differ materially from those projected in such forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company’s SEC filings, including but limited to the Company’s report on forms 10-KSB, 10-QSB and the Company’s proxy statement to shareholders. Copies of these filings may be obtained by contacting the Company or the SEC.

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

PART II — OTHER INFORMATION

2. Changes in securities

On February 2, 2002, March 8, 2002 and March 26, 2002 we issued warrants to purchase 22,220, 11,000, and 10,900 shares of our common stock, respectively, to certain non affiliated investors in W4 in exchange for their agreement to invest funds in W4, a company in which we have made investments and which currently owes us approximately $667,000. We have a corresponding allowance on our financial statements for the loan, because it is doubtful that the funds will be paid back. The allowance would become an extraordinary gain if it could be collected in the future. The warrants have exercise prices of $2.25, $2.27 and $2.29 per share, respectively, representing the fair market value of our common stock on each respective date of grant. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act. These warrants have a term of two years and may be exercised at any time during their term.

6. Exhibits and Reports on Form 8-K

a) Not applicable

b) Not applicable

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL ABSORBENTS, INC. (Registrant)

Date: 6/5/2002	/s/ Gordon L. Ellis Gordon L. Ellis President & CEO

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.