Form 10QSB
period 2002-09-10
INTERNATIONAL ABSORBENTS INC
filed 2002-09-10
CIK 813634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2002

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

(604) 681-6181
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ] No [   ]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of September 5, 2002.

Title of Class Common Shares, no par value	No. of Shares 5,662,144

CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
RESULTS OF OPERATIONS
Sales
Gross Profits
Other Expenses and Income
Net Income
Currency
Inflation
Environmental Matters
LIQUIDITY AND CAPITAL RESOURCES
Financial Condition
Cash Generated from Operations
Working Capital
Financing and Investing Activities
Commitments and Guarantees
CRITICAL ACCOUNTING POLICIES
Accounts Receivable
Inventories
Property, plant and equipment
Revenue recognition
Income taxes
Use of estimates
Impairment of long-lived assets
New accounting pronouncements
Risk Factors
Forward-looking Statements
PART II — OTHER INFORMATION
4. Submission of Matters to a Vote of Security Holders
5. Other Information
6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATION of Gordon L. Ellis
CERTIFICATION of David H. Thompson

INTERNATIONAL ABSORBENTS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(US dollars, in thousands)

	As at	As at
	July 31, 2002	January 31, 2002

	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$3,920	$3,806
Short term investments	100	100
Accounts receivable, net	1,206	1,135
Inventories	801	679
Prepaid expenses	282	186
Receivable from related party	25	—
Deferred income tax asset	584	905

	6,918	6,811
Property, plant and equipment	2,041	1,341
Intangible assets	87	105

	$9,046	$8,257

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	1,012	993
Income taxes payable	42	52

	1,054	1,045
Long term liability:
Deferred income tax liability	56	56

	1,110	1,101
SHAREHOLDERS’ EQUITY
Common stock, no par value,
100,000,000 shares authorized 5,662,144 issued and outstanding at July 31, 2002 and January 31, 2002	7,048	7,048
Additional paid in capital	418	288
Retained earnings (accumulated deficit)	470	(180)

Total shareholders’ equity	7,936	7,156

	$9,046	$8,257

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL ABSORBENTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(US dollars, in thousands, except for per share amounts)

	Six Months Ended		Three Months Ended

	July 31, 2002	July 31, 2001	July 31, 2002	July 31, 2001

Sales revenue	$7,258	$5,737	$3,570	$3,196
Cost of goods sold	4,136	3,239	2,147	1,710

	3,122	2,498	1,423	1,486
Corporate and administrative expenses:
Marketing and sales	1,090	736	536	427
General and administrative	1,091	831	599	497

	2,181	1,567	1,135	924

Net income from operations	941	931	288	562
Interest income	30	78	4	36

Net income before income taxes	971	1,009	292	598

Income tax provision		(10)		(5)
Deferred income tax provision	(321)	(360)	(33)	(222)

Net income for the period	$650	$639	$259	$371

Basic earnings per share	$0.11	$0.11	$0.05	$0.07
Fully diluted	$0.11	$0.11	$0.04	$0.06
Weighted average number of shares outstanding (in thousands)
Basic	5,662	5,620	5,662	5,620
Diluted	5,796	5,707	5,801	5,710

INTERNATIONAL ABSORBENTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS
(US dollars, in thousands)

	Six Months Ended

	July 31, 2002	July 31, 2001

Cash flows from operating activities	$992	$1,184
Cash flows from investing activities	(878)	(125)
Cash flows from financing activities	—	(5)

Net change in cash	$114	$1,054
Cash and cash equivalents, beginning of period	$3,806	$2,071

Cash and cash equivalents, end of period	$3,920	$3,125
Cash paid for income taxes	$10

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

These unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States and include the accounts of the Company and its wholly owned subsidiaries. The Company changed its reporting from Canadian generally accepted accounting principles to United States generally accepted accounting principles effective January 31, 2001. All significant inter-company transactions and balances have been eliminated upon consolidation. Our accompanying interim condensed consolidated financial statements do not include all notes normally included in audited annual financial statements and therefore should be read in conjunction with our annual financial statements (10-KSB for January 31, 2002). The accompanying financial statements include all normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the Company’s financial position at July 31, 2002, its results of operations for the three months ended July 31, 2002 and 2001 and statement of changes in cash flows for the three months ended July 31, 2002 and 2001.

New accounting pronouncements

In July 2001, Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 141, “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under this nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than this fair value. The Company adopted the provisions of SFAS 142 on February 1, 2002 and it had no material effect on its results of operations or financial position.

In June 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company is required and plans to adopt the provisions of SFAS 143 for the quarter ending April 30, 2003. The Company is currently evaluating the impact that this statement will have on its financial position and results of operations, however, it does not expect such impact to be material.

On October 3, 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

Assets and for Long-Lived Assets to Be Disposed Of,” it retains many of the fundamental provisions in that SFAS 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The Company adopted the provisions of SFAS 144 on February 1, 2002 and it had no material effect on its results of operations or financial position.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002, which is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4 which required that all gains and losses from extinguishment of debt be aggregated, and if material, classified as an extraordinary item. As a result, gains and losses from debt extinguishment are to be classified as extraordinary only if they meet the criteria set forth in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 145 also requires that sale-leaseback accounting be used for capital lease modifications with economic effects similar to sale-leaseback transactions. The Company does not expect implementation of SFAS No. 145 to have a significant effect on its results of operation or consolidated financial condition.

In June 2002, the FASB issued SFAS No. 146, Accounting for Restructuring Costs. FAS No. 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets, such as eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS No. 146 will require a company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS No. 146, a company may not restate its previously issued financial statements, and SFAS No. 146 grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3. The Company has not yet determined the impact, if any, of the adoption of SFAS No. 146.

2. Share Capital

Common Shares

	Shares	Capital

Common shares outstanding, January 31, 2002	5,662,144	$7,048
Common shares outstanding, July 31, 2002	5,662,144	$7,048

Options

Stock options at July 31, 2002 and January 31, 2002 were 622,062. Stock based compensation expense for options granted in prior periods was $41,000 during the quarter that ended July 31, 2002, and $82,000 for the six months ended July 31, 2002.

Warrants

Warrants outstanding, January 31, 2002	—	—
Issued	44,120	$2.25 to $2.29

Warrants outstanding, July 31, 2002	44,120	$2.25 to $2.29

Stock based compensation expense for the warrants issued was $47,000 during the first quarter ending and for the six months ending July 31, 2002.

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

3. Segmented Information

The Company is involved primarily in the development, manufacture, distribution and sale of absorbent products. Its assets are located and its operations are primarily conducted in the United States.

The Company defines its business segments based upon the market in which its customers sell products. The Company operates principally in two business segments, the animal care industry and the industrial products industry.

Management of the Company evaluates these segments based upon the operating income before depreciation and amortization generated by each segment. Depreciation and amortization are managed on a consolidated basis and as such are not allocated to individual segments. There are no intersegment transactions or significant differences between segment accounting and corporate accounting basis.

Business Segment Data — Six Months Ended July 31, 2002

	Animal Care	Industrial	Consolidated

Revenues	$6,705	$553	$7,258
Operating costs and expenses	5,628	518	6,146

Operating income before depreciation and amortization	1,077	35	1,112
Depreciation and amortization — corporate			(171)
Interest income			30

Net income before taxes			$971

Capital expenditures	$423	$430	$853

Business Segment Data — Six Months Ended July 31, 2001

	Animal Care	Industrial	Consolidated

Revenues	$5,063	$674	$5,737
Operating costs and expenses	4,045	645	4,690

Operating income before depreciation and amortization	1,018	29	1,047
Depreciation and amortization — corporate			(116)
Interest income			78

Net income before taxes			$1,009

Capital Expenditures	$26	$3	$29

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

Business Segment Data — Three Months Ended July 31, 2002

	Animal Care	Industrial	Consolidated

Revenues	$3,261	$309	$3,570
Operating costs and expenses	2,896	289	3,185

Operating income before depreciation and amortization	365	20	385
Depreciation and amortization — corporate			(97)
Interest income			4

Net income before taxes			$292

Capital expenditures	$29	$405	$434

Business Segment Data — Three Months Ended July 31, 2001

	Animal Care	Industrial	Consolidated

Revenues	$2,820	$376	$3,196
Operating costs and expenses	2,199	369	2,568

Operating income before depreciation and amortization	621	7	628
Depreciation and amortization — corporate			(66)
Interest income			36

Net income before taxes			$598

Capital expenditures	$23	$3	$26

Assets

	Animal Care	Industrial	Consolidated

At July 31, 2002	$7,298	$1,748	$9,046
At January 31, 2002	$6,909	$1,348	$8,257

Approximately 6% and 5% of our sales during the six months ended July 31, 2002 and 2001 respectively were to foreign customers. Approximately 7% and 5% of our sales during the three months ended July 31, 2002 and 2001 were to foreign customers.

4. Other Items

During fiscal 2002 an allowance was taken against a corresponding note receivable for $667,000 to a related company named W4, because it is doubtful the funds will be repaid. As of the filing dated of this report there has been no change to the status of this allowance.

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

RESULTS OF OPERATIONS

Sales

     Our net sales for the six month period ending July 31, 2002 were $7,258,000, representing a 27% increase over the $5,737,000 generated during the same period in the previous year. Net sales for the quarter ended July 31, 2002 were $3,570,000 compared to the quarter ended July 31, 2001 total of $3,196,000, representing an increase of 12%. This increase was achieved primarily through an increase in sales of the Animal Care division’s flagship product, CareFRESH® small animal bedding. Also, there were additional increases among the other Animal Care product lines. Sales to both regional distributors and direct buying accounts increased due to customer recognition of the products’ performance, Company-sponsored promotional activity and increased customer support. The rate of future sales growth will be determined by continued growth of our CareFRESH® small animal bedding, increased distribution of products that we introduced over the past two years, and the introduction of several new ancillary small animal products. We anticipate that our sales will continue to increase in the short-term at a rate consistent with rates achieved in recent prior periods.

Gross Profits

     Gross profits on net sales for the first six months of fiscal 2003 were $3,122,000, a gross margin of 43%. In the first six months of fiscal 2002 gross profits on net sales were $2,498,000, or 44%. During the second quarter of the current fiscal year, our gross profits were $1,423,000 (40%), versus $1,486,000 (46%) for the second quarter of the previous year. Gross margins (gross profit divided by sales revenue) decreased mainly because of start-up costs related to our new hydro-mulch production facility and the need to increase our warehousing space. The new warehouse space which we are leasing is needed to fully service our customers. We expect that these factors along with a changing product mix will continue during the remainder of fiscal 2003 and will maintain some downward pressure on margin results.

Other Expenses and Income

     During the first six months of fiscal year 2003, we spent $1,090,000 on marketing and sales expenses compared to $736,000 in the same period last year, resulting in a 48% increase. In the second quarter of fiscal 2003, we spent $536,000 on marketing and sales compared to $427,000 in the same period last year, representing a 26% increase. In fiscal 2003, there continues to be a significant investment in marketing programs for existing products. Over the remainder of the year, we anticipate that significant investments will continue to be made in marketing, advertising and promoting products launched over the past two years.

     General and administrative expenses were $1,091,000 for the first six months of fiscal 2003 representing a 31% increase over the general and administrative expenses for the first six months of fiscal 2002 of $831,000. Comparing the second quarter of fiscal 2002 to that of fiscal 2003, general and administrative expenses increased by 21% from $497,000 to $599,000. As sales increase, basic operating and administrative functions have been expanded to support the growth. We will not hesitate to add infrastructure as we grow, so that we will be able to remain efficient and competitive. We are currently in the process of negotiating a debt facility in connection with building new production plants. As a result, sometime during fiscal 2003, we will begin paying finance charges on debt acquired for property plant and equipment. The structure of the financing will not be defined until final locations have been determined and production facilities have been designed.

     As cash is accumulated and invested in short-term cash equivalents, the balance of our interest bearing deposits has increased. Even so, interest income has dropped due to significantly lower interest rates during fiscal year 2003. In the first six months of fiscal 2003, $30,000 in interest income was accumulated as compared to $78,000 in the same period the previous year. During the second quarter of fiscal 2003, $4,000 in interest income was earned as compared to $36,000 in the same period the previous year. Until a significant capital investment is made, this income will continue at a rate dependent on short-term interest rates.

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

Net Income

     Our net income before taxes decreased by 4% to $971,000 for the six months ended July 31, 2002 compared to $1,009,000 in the same period last year. During the second quarter of fiscal 2003 we had a net income before taxes of $292,000, versus $598,000 for the second quarter of fiscal 2002, representing a 51% decrease. We recognized income tax provision of $321,000 during the first six months of fiscal 2003, and $33,000 in the second quarter of fiscal 2003, as compared with income tax provision of $370,000 in the first six months of fiscal 2002 and $227,000 in the second quarter of fiscal 2002. Profits after taxes increased by 2% from $639,000 for the first six months of fiscal 2002 to $650,000 during the same period in fiscal 2003. During the second quarter of fiscal 2003, profits after taxes decreased to $259,000 as compared to $371,000 for the same quarter in the previous year, representing a decrease of 30%. The amount of the deferred income tax provision is determined in accordance with United States generally accepted accounting principles. Net income before taxes increased as a result of higher sales revenues, an improved gross margin and ongoing efforts to control general and administrative expenses. We anticipate that we will make our largest non-capital investment in marketing and sales during fiscal 2003. We will also continue to invest in infrastructure to help make our operations more efficient as the year progresses.

Currency

     Approximately 6% of our sales during the first six months of fiscal 2003 were to foreign customers. Of the foreign sales, 28% were to Canadian customers. Over the past three years, the value of the Canadian dollar, compared to other global currencies, has been stable in relation to the value of the U.S. dollar. Sales in the second quarter of fiscal 2003 were not significant enough to be adversely affected by fluctuations in the value of the U.S. dollar. This trend is expected to continue through fiscal 2003.

Inflation

     During the most recent quarter, inflation was not a major factor affecting our operations. It is impossible to project how the war on terrorism will affect economic conditions, consumer spending, and inflation.

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

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

     At the end of the first six months of fiscal 2003, our capital structure was comprised of $1,054,000 in short-term liabilities, $56,000 of long-term deferred tax liability and $7,936,000 of stockholder’s equity. The ratio of total assets to total liabilities at July 31, 2002 was 8.15:1 compared to 7.50:1 at January 31, 2002. Our total liabilities have increased by $9,000 during the first six months of fiscal 2003. Total stockholder’s equity has increased by $780,000 to $7,936,000 in the first six months of fiscal 2003. The increase was primarily due to net income for the period and from an increase in other capital accounts.

     As fiscal 2003 progresses, our capital structure will be changed significantly as debt is incurred, with the proceeds being used to purchase new property, plant, and equipment. We are in the process of negotiating a debt facility to finance the associated expansion of property, plant and equipment. The structure and amount of the financing will be determined when sites are selected and production facilities are designed. As growth opportunities are sought, working capital may be reduced or debt may be incurred to fund capital expansion.

Cash Generated from Operations

     The cash flow generated from operations decreased to $992,000 during the first six months of fiscal 2003 from $1,184,000 at the end of the same period in fiscal 2002. This was substantially due to the hydro-mulch facility start-up costs, which contributed to a reduced gross margin. During the remainder of fiscal 2003, cash generated from operations will be invested in short-term instruments.

Working Capital

     Our working capital position, net of current deferred tax assets, at July 31, 2002 was $5,280,000, as compared to $4,861,000 at the end of fiscal 2002. The current ratio (current assets to current liabilities), net of current deferred tax assets, improved to 6.01:1

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

compared to 5.65:1 at the end of fiscal 2002. Cash flows generated from operations resulted in an increase in working capital.

     As fiscal 2003 continues, we expect working capital will grow until a significant investment is made in new capital assets. We also anticipate that sufficient cash and cash equivalents will be generated throughout fiscal 2003 to meet our short-term working capital needs, even after cash has been used to build infrastructure.

Financing and Investing Activities

     During the first six months of fiscal 2003, we used $878,000 in cash for investing activities, which involved the purchase of plant equipment and intangible assets related to Advanced Fibers, LLC and the installation of our new hydro-mulch production facility. This is compared to $125,000 being used in investing activities and $5,000 being used in financing activities in the first six months of fiscal 2002.

     New manufacturing and production opportunities are continuously being sought. During the remainder of the current fiscal year, we will be investing funds in new plant infrastructure and equipment.

Commitments and Guarantees

     The majority of our capital assets are located on land and in warehouse space leased from the Port of Bellingham in Washington State. Rental expenses under lease agreements for the remainder of fiscal 2003 are anticipated to total $9,000 for the property on which the plant stands, $175,000 for warehouse space, and $43,000 for office space. The current lease agreement on property expires in year 2006 for the warehouse space and in year 2003 for the new office space.

     We are subject to guaranteed payments for product produced under the Mat, Inc. manufacturing agreement.

CRITICAL ACCOUNTING POLICIES

Accounts Receivable

     We typically offer credit terms to our customers. We considered all accounts receivable in excess of our standard bad debt allowance and financing fees of $32,000 to be fully collectible. Our standard allowance was determined based on our review of our bad debt history and is our best estimate of the amount of bad debt we should have in any given period.

Inventories

     Finished goods inventories are valued at the lower of cost (determined on the first-in, first-out basis) or net realizable value. Cost includes direct materials, labor and overhead allocation. Raw materials and supplies are valued at the lower of cost (determined on the first-in, first-out basis) or replacement cost.

Property, plant and equipment

     Property, plant and equipment assets are recorded at cost. Building and equipment are located on leased land. Buildings and leasehold improvements are depreciated on a straight-line basis over the life of the lease agreement. Equipment is depreciated over the estimated useful life applying the 15% declining balance basis, which is in accordance with general accepted accounting principles.

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

New accounting pronouncements

In July 2001, Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 141, “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under this nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than this fair value. The Company adopted the provisions of SFAS 142 on February 1, 2002 and it had no material effect on its results of operations or financial position.

In June 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company is required and plans to adopt the provisions of SFAS 143 for the quarter ending April 30, 2003. The Company is currently evaluating the impact that this statement will have on its financial position and results of operations, however, it does not expect such impact to be material.

On October 3, 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” it retains many of the fundamental provisions in that SFAS 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The Company adopted the provisions of SFAS 144 on February 1, 2002 and it had no material effect on its results of operations or financial position.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002, which is effective for fiscal years beginning after May 15, 2002. SFAS No. 145

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

rescinds SFAS No. 4 which required that all gains and losses from extinguishment of debt be aggregated, and if material, classified as an extraordinary item. As a result, gains and losses from debt extinguishment are to be classified as extraordinary only if they meet the criteria set forth in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 145 also requires that sale-leaseback accounting be used for capital lease modifications with economic effects similar to sale-leaseback transactions. The Company does not expect implementation of SFAS No. 145 to have a significant effect on its results of operation or consolidated financial condition.

In June 2002, the FASB issued SFAS No. 146, Accounting for Restructuring Costs. FAS No. 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets, such as eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS No. 146 will require a company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS No. 146, a company may not restate its previously issued financial statements, and SFAS No. 146 grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3. The Company has not yet determined the impact, if any, of the adoption of SFAS No. 146.

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

•	We have signed a number of lease agreements for manufacturing, warehousing and office space. We anticipate that we will need to locate an existing building or construct a new facility within the next three years. If we build a new facility, we may need to enter into a high-rate interest mortgage or raise additional capital in the future to finance the construction. In either case, we may not be able to obtain such funds in sufficient amounts on terms we consider acceptable and there is no assurance that we will operate profitably in the future.

•	We are dependent on a relatively small number of key employees, the loss of any of whom would have a significant adverse effect on our operations. We do not carry key-man insurance on any of our employees.

•	During fiscal year 2002, two of our customers accounted for approximately 34% of our total revenue. The loss of either of these customers could cause our revenue to decline And would have a negative impact on our operating results.

Forward-looking Statements

Statements made in Quarterly Report referring to the Company’s outlook, future sales revenue, gross profits, other expenses, net income, currency, inflation, environmental matters, risk factors, financial condition, cash generated from operations, working capital, financing and investing activities that state the Company management’s intentions, hopes, beliefs, expectations, anticipations, or predictions of the future, are forward-looking statements. It is important to note that the Company’s actual results could differ materially from those projected in such forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company’s SEC filings, including but limited to the Company’s report on forms 10-KSB, 10-QSB and the Company’s proxy statement to shareholders. Copies of these filings may be obtained by contacting the Company or the SEC.

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

PART II — OTHER INFORMATION

4.     Submission of Matters to a Vote of Security Holders

At the annual general meeting of shareholders held on June 27, 2002, the following proposals were adopted by the margins indicated.

1.	The election of the following directors who will serve until their successors are elected and qualified, or their earlier death or resignation:

	Number of Shares

	For	Withheld

Gordon L. Ellis	4,552,713	563,593
Douglas E. Ellis	4,987,191	129,115
Shawn M. Dooley	5,054,631	61,675

2.	The selection of Moss Adams, LLP to continue as the auditors for International Absorbents, Inc., was approved by the following vote: For — 5,056,597; Against — 20,327; Withheld — 39,382.

3.	A grant of options to directors and executive officers to purchase Common Shares pursuant to the 1993 Stock Option Plan was approved by the following vote: For — 1,439,020; Against — 682,722; Withheld — 23,681; Not Voted — 2,973,153.

4.	A stock option plan titled The 2003 Stock Option Plan for U.S. Participants was approved to replace The 1993 Stock Option Plan for U.S. Participants upon the expiration of the latter plan at the end of 2002, by the following vote: For — 1,122,170; Against - 997,252; Withheld — 23,681; Not Voted — 2,973,153.

5.	A stock option plan titled The 2003 Equity Stock Option Plan was approved to replace The 1993 Equity Stock Option Plan upon the expiration of the latter plan at the end of 2002, by the following vote: For — 1,074,982; Against — 1,037,465; Withheld — 30,656; Not Voted — 2,973,203.

6.	The amalgamation of the Company and its subsidiary Total Absorb, Inc., was approved by the following vote: For — 2,040,495; Against — 86,019; Withheld — 16,589; Not Voted — 2,973,203.

5.     Other Information

On July 9, 2002 we made an offer to re-purchase shares of common stock, from shareholders as of June 28, 2002, which are held in odd lots (blocks of less than 100 shares). The price offered per share will be the average closing price over the program period. The offer will expire on September 9, 2002.

6.     Exhibits and Reports on Form 8-K

a)	Not applicable

b)	Not applicable

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL ABSORBENTS, INC.
(Registrant)

Date: September 6, 2002	/s/ Gordon L. Ellis

Gordon L. Ellis
President & CEO

CERTIFICATION

     I, Gordon L. Ellis, President and CEO, certify that:

     (1)  I have reviewed this quarterly report on Form 10-QSB of International Absorbents Inc.;

     (2)  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report; and

     (3)  Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report.

Date: September 6, 2002

                    /s/Gordon L. Ellis
                    Gordon L. Ellis
                    President and CEO

CERTIFICATION

Pursuant to 18 U.S.C. § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, I, Gordon L. Ellis, certify that:

1.     I have read this quarterly report on Form 10-QSB of International Absorbents, Inc.;

2.     To my knowledge, this report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

3.     To my knowledge, the information in this report fairly presents, in all material respects, the financial condition and results of operations as of July 31, 2002.

Date: September 6, 2002

                    /s/ Gordon L. Ellis
Gordon L. Ellis
President & CEO

CERTIFICATION

     I, David H. Thompson, Chief Financial Officer, certify that:

     (1)  I have reviewed this quarterly report on Form 10-QSB of International Absorbents Inc.;

     (2)  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report; and

     (3)  Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report.

Date: September 6, 2002

                    /s/ David H. Thompson
                    David H. Thompson
                    Chief Financial Officer

CERTIFICATION

Pursuant to 18 U.S.C. § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, I, David H. Thompson, certify that:

1.     I have read this quarterly report on Form 10-QSB of International Absorbents, Inc.;

2.     To my knowledge, this report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

3.     To my knowledge, the information in this report fairly presents, in all material respects, the financial condition and results of operations as of July 31, 2002.

Date: September 6, 2002

                    /s/ David H. Thompson
David H. Thompson
Chief Financial Officer