Form 10QSB
period 2002-10-31
INTERNATIONAL ABSORBENTS INC
filed 2002-12-10
CIK 813634

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2002

OR

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                to

Commission file number: 0-15673

INTERNATIONAL ABSORBENTS INC.

(Exact name of registrant as specified in its charter)

Province of British Columbia, Canada	None

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1569 Dempsey Road
North Vancouver, British Columbia
Canada V7K 1S8

(Address of principal executive offices)

(604) 681-6181

(Issuer’s telephone number, including area code)

State the number of shares outstanding of each of the issuer’s classes of common stock, as of December 3, 2002.

Title of Class Common Shares, no par value	No. of Shares 5,663,945

INTERNATIONAL ABSORBENTS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(US dollars, in thousands)

	As at	As at
	October 31, 2002	January 31, 2002

	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,798	$3,806
Short term investments	206	100
Accounts receivable, net	1,366	1,135
Inventories	854	679
Prepaid expenses	130	186
Receivable from related party	26	—
Deferred income tax asset	309	905

	5,689	6,811
Property, plant and equipment	3,777	1,341
Intangible assets	110	105

	$9,576	$8,257

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	1,123	993
Income taxes payable	42	52

	1,165	1,045
Long term liability:
Deferred income tax liability	56	56

	1,221	1,101
SHAREHOLDERS’ EQUITY
Common stock, no par value, 100,000,000 shares authorized 5,663,945 and 5,662,144 issued and outstanding at October 31, 2002 and January 31, 2002	7,047	7,048
Additional paid in capital	433	288
Retained earnings (accumulated deficit)	875	(180)

Total shareholders’ equity	8,355	7,156

	$9,576	$8,257

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL ABSORBENTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(US dollars, in thousands, except for per share amounts)

	Nine Months Ended		Three Months Ended

	October 31, 2002	October 31, 2001	October 31, 2002	October 31, 2001

Sales revenue	$11,557	$9,209	$4,299	$3,472
Cost of goods sold	6,598	4,925	2,462	1,686

	4,959	4,284	1,837	1,786
Corporate and administrative expenses:
Marketing and sales	1,639	1,265	549	529
General and administrative	1,712	1,221	621	390

	3,351	2,486	1,170	919

Net income from operations	1,608	1,798	667	867
Interest income	43	109	13	31

Net income before income taxes	1,651	1,907	680	898

Current income tax provision		(24)		(14)
Deferred income tax provision	(596)	(672)	(275)	(312)

Net income for the period	$1,055	$1,211	$405	$572

Basic earnings per share	$0.19	$0.21	$0.07	$0.10
Fully diluted	$0.18	$0.21	$0.07	$0.10
Weighted average number of shares outstanding (in thousands)
Basic	5,662	5,636	5,663	5,667
Diluted	5,763	5,712	5,706	5,717

INTERNATIONAL ABSORBENTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(US dollars, in thousands)

	Nine Months Ended

	October 31, 2002	October 31, 2001

Cash flows from operating activities	$1,723	$1,944
Cash flows from investing activities	(2,730)	(570)
Cash flows from financing activities	(1)	155

Net change in cash	$(1,008)	$1,529
Cash and cash equivalents, beginning of period	$3,806	$2,071

Cash and cash equivalents, end of period	$2,798	$3,600
Cash paid for income taxes	$10

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

These unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States and include the accounts of the Company and its wholly owned subsidiaries. The Company changed its reporting from Canadian generally accepted accounting principles to United States generally accepted accounting principles effective January 31, 2001. All significant inter-company transactions and balances have been eliminated upon consolidation. The accompanying interim condensed consolidated financial statements do not include all notes normally included in audited annual financial statements and therefore should be read in conjunction with our annual financial statements (10-KSB for January 31, 2002). The accompanying financial statements include all normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the Company’s financial position at October 31, 2002, its results of operations for the three and nine months ended October 31, 2002 and 2001, respectively, and statement of cash flows for the nine months ended October 31, 2002 and 2001.

New accounting pronouncements

In June 2002, the FASB issued SFAS No. 146, Accounting for Restructuring Costs. SFAS No. 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets, such as eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS No. 146 will require a company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS No. 146, a company may not restate its previously issued financial statements, and SFAS No. 146 grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3. The Company adopted the provisions of SFAS No. 146 and it had no material effect on its results of operations or financial position.

In October 2002, the FASB issued SFAS No. 147, “Acquisition of Certain Financial Institution” — an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9. Adoption of SFAS No. 147 does not have material impact on the company's financial position or results of operations.

2.   Share Capital

Common Shares

	Shares	Capital

Common shares outstanding, January 31, 2002	5,662,144	$7,048
Returned to treasury, odd-lot buy back	(3,199)	(8)
Exercise of options	5,000	7

Common shares outstanding, October 31, 2002	5,663,945	$7,047

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

On July 9, 2002 the Company made an offer to re-purchase shares of common stock, from shareholders as of June 28, 2002, which are held in odd lots (blocks of less than 100 shares). This offer was approved by the board of directors. The price offered per share was $2.35, which was the average closing price over the program period. The offer expired on September 9, 2002 and we repurchased 3,199 shares of common stock at an aggregate purchase price of $8,000 as a result of this program.

Options

Stock options at October 31, 2002 and January 31, 2002 were 615,786 and 622,062 respectively. Stock options vested as of October 31, 2002 and January 31, 2002 were 413,686 and 208,262, respectively. Stock based compensation expense for options granted in prior periods was $14,000 during the quarter that ended October 31, 2002, and $98,000 for the nine months ended October 31, 2002. During the three months ended October 31, 2002, 5,000 stock options were exercised for $7,000 and 10,000 options were granted with an exercise price of $1.65, which was the fair market value at the date of grant.

Warrants

	# of underlying
	common shares	Price range

Warrants outstanding, January 31, 2002	—	—
Issued	44,120	$2.25 to $2.29

Warrants outstanding, October 31, 2002	44,120	$2.25 to $2.29

During the first quarter of fiscal year 2003, the Company issued warrants to purchase 44,120 common shares of the Company, to certain non-affiliated investors in W4, a related company, in exchange for their investment in W4. The exercise price of the warrants was made at the fair market value ranging from $2.25 to $2.29. Stock based compensation of $47,000 relating to the warrants was recognized during the first quarter of 2003.

3.   Segmented Information

The Company is involved primarily in the development, manufacture, distribution and sale of absorbent products. Its assets are located and its operations are primarily conducted in the United States.

The Company defines its business segments based upon the market in which its customers sell products. The Company operates principally in three business segments, the animal care industry, the hydro-mulch industry and the industrial products industry.

Management of the Company evaluates these segments based upon the operating income before depreciation and amortization generated by each segment. Depreciation and amortization are managed on a consolidated basis and as such are not allocated to individual segments. There are no intersegment transactions or significant differences between segment accounting and corporate accounting basis.

Business Segment Data — Nine Months Ended October 31, 2002

	Animal Care	Hydro-Mulch	Industrial	Consolidated

Revenues	$10,710	$43	$804	$11,557
Operating costs and expenses	8,853	77	755	9,685

Operating income before depreciation and amortization	1,857	(34)	49	1,872
Depreciation and amortization — corporate				(264)
Interest income				43

Net income before taxes				$1,651

Capital expenditures	$1,987	$571	$147	$2,705

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

Business Segment Data — Nine Months Ended October 31, 2001

	Animal Care	Industrial	Consolidated

Revenues	$8,210	$999	$9,209
Operating costs and expenses	6,395	845	7,240

Operating income before depreciation and amortization	1,815	154	1,969
Depreciation and amortization — corporate			(171)
Interest income			109

Net income before taxes			$1,907

Capital Expenditures	$81	$10	$91

Business Segment Data — Three Months Ended October 31, 2002

	Animal Care	Hydro-Mulch	Industrial	Consolidated

Revenues	$4,005	43	$251	$4,299
Operating costs and expenses	3,225	77	237	3,539

Operating income before depreciation and amortization	780	(34)	14	760
Depreciation and amortization — corporate				(93)
Interest income				13

Net income before taxes				$680

Capital expenditures	$1,564	166	$122	$1,852

Business Segment Data — Three Months Ended October 31, 2001

	Animal Care	Industrial	Consolidated

Revenues	$3,147	$325	$3,472
Operating costs and expenses	2,350	200	2,550

Operating income before depreciation and amortization	797	125	922
Depreciation and amortization — corporate			(55)
Interest income			31

Net income before taxes			$898

Capital expenditures	$55	$7	$62

Assets

	Animal Care	Hydro-Mulch	Industrial	Consolidated

At October 31, 2002	$7,647	571	$1,358	$9,576
At January 31, 2002	$6,909		$1,348	$8,257

Approximately 5% of our sales during the nine months ended October 31, 2002 were to foreign customers. Approximately 3% of our sales during the three months ended October 31, 2002 and 2001 were to foreign customers.

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

4.   Property, Plant and Equipment

During the nine months ended October 31, 2002, the company acquired land at a cost of $1.5 million (for development of a new production facility), $571,000 spent for the installation and purchase of equipment for the new hydro-mulch production facility, $377,000 for new bagging and dryer equipment, and $282,000 spent on office and other equipment.

5.   Other Items

During fiscal 2002 an allowance was taken against a corresponding note receivable for $667,000 to a related company named W4, because it is doubtful the funds will be repaid. As of the filing date of this report, there has been no change in the status of this allowance.

Item 2.

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

RESULTS OF OPERATIONS

Sales

     Our net sales for the nine month period ending October 31, 2002 were $11,557,000, representing a 25% increase over the $9,209,000 sold during the same period in the previous year. Net sales for the quarter ended October 31, 2002 were $4,299,000 compared to $3,472,000, for the same period in 2001, representing an increase of 24%. This increase was achieved primarily through an increase in sales of the Animal Care division’s flagship product, CareFRESH® small animal bedding. Also, sales of other Animal Care product lines, such as Supreme small animal pet foods and Healthy Pet/Critter Care small animal bedding increased over the same periods. Sales to both regional distributors and direct buying accounts increased due to customer recognition of the products’ performance, Company-sponsored promotional activity and increased customer support. The rate of future sales growth will be determined by continued growth of our CareFRESH® small animal bedding, increased distribution of products that we introduced over the past two years, and the introduction of several new ancillary small animal products. We anticipate that our sales will continue to increase in the short-term at a rate consistent with rates achieved in recent prior periods.

Gross Profits

     Gross profits on net sales for the first nine months of fiscal 2003 were $4,959,000, a gross margin of 43%. In the first nine months of fiscal 2002 gross profits on net sales were $4,284,000, or 47%. During the third quarter of the current fiscal year, our gross profits were $1,837,000 (43%), versus $1,786,000 (51%) for the third quarter of the previous year. Gross margins (gross profit divided by sales revenue) decreased mainly

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

because of start-up costs related to our new hydro-mulch production facility, the need to increase our warehousing space, increased labor expenses, utilities, and increased materials expenses. The new warehouse spaces, which we are leasing, are needed to fully service our customers. We expect that these factors along with a changing product mix will continue during the remainder of fiscal 2003 and will maintain some downward pressure on gross margin results.

Other Expenses and Income

     During the first nine months of fiscal year 2003, we spent $1,639,000 on marketing and sales expenses compared to $1,265,000 in the same period last year, resulting in a 30% increase. In the third quarter of fiscal 2003, we spent $549,000 on marketing and sales compared to $529,000 in the same period last year, representing a 4% increase. In fiscal 2003, there continues to be a significant investment in marketing programs for existing products. Over the remainder of the year, we anticipate that these significant investments will continue to be made in marketing, advertising and promoting products launched over the past two years.

     General and administrative expenses were $1,712,000 for the first nine months of fiscal 2003, representing a 40% increase over the general and administrative expenses for the first nine months of fiscal 2002 of $1,221,000. Comparing the third quarter of fiscal 2002 to that of fiscal 2003, general and administrative expenses increased by 59% from $390,000 to $621,000. As sales increase, basic operating and administrative functions have been expanded to support the growth. We will not hesitate to add infrastructure as we grow, so that we will be able to remain efficient and competitive.

     Interest income has dropped due to significantly lower interest rates during fiscal year 2003. In the first nine months of fiscal 2003, $43,000 in interest income was earned as compared to $109,000 in the same period the previous year. During the third quarter of fiscal 2003, $13,000 in interest income was earned as compared to $31,000 in the same period the previous year.

Net Income

     Our net income before taxes decreased by 13% to $1,651,000 for the nine months ended October 31, 2002 compared to $1,907,000 in the same period last year. During the third quarter of fiscal 2003 we had a net income before taxes of $680,000, versus $898,000 for the third quarter of fiscal 2002, representing a 24% decrease. We recognized income tax provision of $596,000 during the first nine months of fiscal 2003, and $275,000 in the third quarter of fiscal 2003, as compared with income tax provision of $696,000 in the first nine months of fiscal 2002 and $326,000 in the third quarter of fiscal 2002. Profits after taxes decreased by 13% from $1,211,000 for the first nine months of fiscal 2002 to $1,055,000 during the same period in fiscal 2003. During the third quarter of fiscal 2003, profits after taxes decreased to $405,000 as compared to $572,000 for the same quarter in the previous year, representing a decrease of 29%. The amount of the deferred income tax provision is determined in accordance with United States generally accepted accounting principles. Net income before taxes decreased as a result of lower gross profits and an increase in marketing and general and administrative expenses. These increases in expenses are part of our existing operating plan to improve our infrastructure so that it can support our projected growth. We anticipate that we will continue to make large non-capital investments in marketing and sales during fiscal 2003. We will also continue to invest in infrastructure to help make our operations more efficient as the year progresses.

Currency

     Approximately 5% of our sales during the first nine months of fiscal 2003 were to foreign customers. Of the foreign sales, 23% were to Canadian customers. Over the past three years, the value of the Canadian dollar, compared to other global currencies, has been stable in relation to the value of the U.S. dollar. Sales in the third quarter of fiscal 2003 were not significant enough to be adversely affected by fluctuations in the value of the U.S. dollar. This trend is expected to continue through fiscal 2003.

Inflation

     During the most recent quarter, inflation was not a major factor affecting our operations. It is impossible to project how the war on terrorism will affect economic conditions, consumer spending, and inflation.

Environmental Matters

     We are committed to being an environmentally friendly company and to producing products which benefit the quality of the environment. Hazardous wastes are not produced, treated or stored at any Company-owned

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

or operated facilities. State federal and local laws all have authority over production activities. We believe that we are currently in compliance with these laws and expect to remain so through fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

     At the end of the first nine months of fiscal 2003, our capital structure was comprised of $1,165,000 in short-term liabilities, $56,000 of long-term deferred tax liability and $8,355,000 of stockholder’s equity. The ratio of total assets to total liabilities at October 31, 2002 was 7.84:1 compared to 7.50:1 at January 31, 2002. Our total liabilities have increased by $120,000 during the first nine months of fiscal 2003. Total stockholder’s equity has increased by $1,199,000 to $8,355,000 in the first nine months of fiscal 2003. The increase was primarily due to net income for the period and from an increase in other capital accounts.

     As fiscal 2003 progresses, our capital structure will be changed significantly as debt is incurred, with the proceeds being used to purchase new property, plant, and equipment. We are in the process of negotiating a debt facility to finance the associated expansion of property, plant and equipment. The structure and amount of the financing will be determined when new production facilities are designed and other new sites are selected. The estimated cost of facility construction on the newly purchased property is in the process of being determined. As growth opportunities are sought, working capital may be reduced or debt may be incurred to fund capital expansion.

Cash Generated from Operations

     The cash flow generated from operations decreased to $1,723,000 during the first nine months of fiscal 2003 from $1,944,000 at the end of the same period in fiscal 2002. This was substantially due to reduced gross profits during the first nine months of 2003 and an increase in accounts receivable and inventory at October 31, 2002. During the remainder of fiscal 2003, cash generated from operations will be invested in short-term instruments.

Working Capital

     Our working capital position, net of current deferred tax assets, at October 31, 2002 was $4,215,000, as compared to $4,861,000 at the end of fiscal 2002. The current ratio (current assets to current liabilities), net of current deferred tax assets, decreased to 4.62:1 compared to 5.65:1 at the end of fiscal 2002. The decrease of working capital is a result of our $1,500,000 cash purchase of property for our new manufacturing facility located in Washington State.

     As fiscal 2003 continues, we expect working capital will not grow due to additional investments in new capital assets. We also anticipate that sufficient cash and cash equivalents will be generated throughout fiscal 2003 to meet our short-term working capital needs, even after cash has been used to build infrastructure.

Financing and Investing Activities

     During the first nine months of fiscal 2003, we used $2,730,000 in cash for investing activities, which involved the purchase of property for $1,500,000, plant, equipment and intangible assets for $1,230,000. This is compared to $570,000 being used in investing activities and $155,000 received from financing activities in the first nine months of fiscal 2002.

     New manufacturing and production opportunities are continuously being sought. During the remainder of the current fiscal year, we will be investing funds in new plant infrastructure and equipment. The estimated cost of facility construction on the newly purchased property is in the process of being determined.

Commitments and Guarantees

     The majority of our capital assets are located on land and in warehouse space leased from the Port of Bellingham in Washington State. Rental expenses under lease agreements for the remainder of fiscal 2003 are anticipated to total $5,000 for the property on which the plant stands, $88,000 for warehouse space, and $22,000 for office space. The current lease agreement on property expires in fiscal year 2006 for the property on which the plant is located, fiscal 2003 for the warehouse space and in fiscal year 2003 for the new office space.

     We are subject to receive guaranteed payments for hydro-mulch produced under our contract with Mat, Inc. We receive $43,000 under the contract during the third quarter of fiscal year 2003.

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

Accounts Receivable

     We typically offer credit terms to our customers. We considered all accounts receivable in excess of our standard bad debt allowance and financing fees of $52,000 to be fully collectible at October 31, 2002. Our standard allowance was determined based on our review of our bad debt history and is our best estimate of the amount of bad debt we should have in any given period.

Inventories

     Finished goods inventories are valued at the lower of cost (determined on the first-in, first-out basis) or net realizable value. Cost includes direct materials, labor and overhead allocation. Raw materials and supplies are valued at the lower of cost (determined on the first-in, first-out basis) or replacement cost.

Property, plant and equipment

     Property, plant and equipment assets are recorded at cost. Building and equipment are located on leased land. Buildings and leasehold improvements are depreciated on a straight-line basis over the life of the lease agreement. Equipment is depreciated over the estimated useful life applying the 15% declining balance basis, which is in accordance with generally accepted accounting principles.

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

recorded under Emerging Issues Task Force Issue 94-3. The Company adopted the provisions of SFAS No. 146 and it had no material effect on its results of operations or financial position.

In October 2002, the FASB issued SFAS No. 147, “Acquisition of Certain Financial Institution” — an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9. Adoption of SFAS No. 147 will not have a material impact on the company's financial position or results of operations.

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

We are dependent solely on the operations of our subsidiary, Absorption Corp, and its success in a highly competitive business, which has a number of inherent risks. These may be summarized as follows:

•	Our success is largely predicated upon our ability to produce superior products and sell our products at a competitive price. Our markets are subject to intense competition from both private and public businesses, many of whom have greater financial resources and considerably larger operations than us and may benefit from greater name recognition than us. Such competition, as well as any future competition, may adversely affect our success in the market place. We cannot guarantee that we will continue to be able to successfully compete against our competitors or that the competitive pressures faced by us will not affect our financial performance.

•	Our business places heavy reliance on raw materials being readily available. Although there are a number of pulp and paper mills in British Columbia, Canada, Washington State and Oregon that can provide us with raw material, any significant increase in cost or increase in delivered costs could result in decreased margins.

•	We are required to comply with environmental regulations applicable to our operations, including air emission standards enforced by the Northwest Air Pollution Authority. We cannot guarantee that existing regulations and licensing will not be amended, or new regulations adopted, in a way that negatively impacts our business. In addition, we cannot guarantee that we will be able to comply with all regulations which may be in force from time to time, or that any expenditures necessary for corrective actions would be economical.

•	Our marketing is based upon a number of wholesale pet supply distributors and direct buying retailers. Poor market acceptance of our products or other unanticipated events may result in lower revenues than anticipated, making certain planned expenditures on advertising, promotion and research and development projects unachievable.

•	With respect to facilities, we have signed a number of lease agreements for manufacturing, warehousing and office facilities. We will likely seek mortgage financing or raise additional capital in the future to finance construction. To the extent the Company needs to borrow for future construction, we will be subject to risk inasmuch as the amount of funds available may not be adequate to meet our needs, or the terms and/or interest rates associated with the financing may not be favorable to the Company.

•	We are dependent on a relatively small number of key employees, the loss of any of whom would have a significant adverse effect on our operations. We do not carry key-man insurance on any of our employees.

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

Item 3.     Controls and Procedures

Within the 90 days prior to the date of filing this Quarterly Report on Form 10-QSB, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in the our periodic SEC filings. Subsequent to the date of that evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

PART II — OTHER INFORMATION

Item 5.     Other Information

On July 9, 2002 we made an offer to re-purchase shares of common stock, from shareholders as of June 28, 2002, which are held in odd lots (blocks of less than 100 shares). The price offered per share was $2.35, which was the average closing price over the program period. The offer expired on September 9, 2002 and we repurchased 3,199 shares of common stock at an aggregate purchase price of $7,511 as a result of this program.

Item 6.     Exhibits and Reports on Form 8-K

a)	List of Exhibits

Exhibit Number	Exhibit Description

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K:

1)	On October 18, 2002 a report on Form 8-K was filed with the Securities and Exchange Commission announcing the Company’s purchase of land in Bellingham, Washington for a total purchase price of $1,500,000, plus closing costs.

2)	On November 4, 2002 a report on Form 8-K was filed with the Securities and Exchange Commission announcing that the Board of Directors had appointed Lionel G. Dodd as a new independent director.

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL ABSORBENTS, INC. (Registrant)

Date: December 9, 2002	/s/ Gordon L. Ellis

Gordon L. Ellis President & Chief Executive Officer

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

CERTIFICATION PURSUANT TO
EXCHANGE ACT RULE 13a-14

     I, Gordon Ellis, President and Chief Executive Officer, certify that:

     1.     I have reviewed this quarterly report on Form 10-QSB of International Absorbents Inc.;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	December 9, 2002

/s/ Gordon L. Ellis

Gordon L. Ellis President and Chief Executive Officer

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

CERTIFICATION PURSUANT TO
EXCHANGE ACT RULE 13a-14

     I, David H. Thompson, Chief Financial Officer, certify that:

     1.     I have reviewed this quarterly report on Form 10-QSB of International Absorbents Inc.;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	December 9, 2002

/s/ David H. Thompson

David H. Thompson Chief Financial Officer

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.