Form 10KSB
period 2003-01-31
INTERNATIONAL ABSORBENTS INC
filed 2003-04-03
CIK 813634

2003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended January 31, 2003

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from January 31, 2002 to January 31, 2003.

Commission File Number 1-31642

INTERNATIONAL ABSORBENTS INC.
(Name of small business issuer in its charter)

British Columbia, Canada	Not applicable
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1569 Dempsey Road
North Vancouver, British Columbia
Canada V7K 1S8
Telephone: (604) 681-6181
(Address of principal executive offices)

Securities registered under to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Title of each class:	Name of exchange on which registered

Common Shares, without par value	American Stock Exchange

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]      No   [    ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.      [X]

State the issuer’s revenues for its most recent fiscal year: $16,077,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $13,766,266 as of March 28, 2003

The aggregate number of Common Shares outstanding on March 28, 2003 was 5,667,345.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement prepared for our Annual General Meeting of Shareholders to be held on June 25, 2003 are incorporated by reference in Part III.

Transitional Small Business Disclosure Format (check one):	Yes [ ] No [X]

INTERNATIONAL ABSORBENTS INC.
Annual Report on Form 10-KSB
For the Fiscal Year Ended January 31, 2003

Unless otherwise indicated, all dollar amounts in this report are U.S. dollars.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

International Absorbents Inc., primarily through a wholly-owned U.S. subsidiary, Absorption Corp. (“Absorption”), is engaged in developing, manufacturing and marketing a wide range of animal care and industrial absorbent products made from reclaimed industrial waste cellulose fibers. We were incorporated on May 13, 1983 under the laws of British Columbia, Canada.

Absorption was incorporated in the State of Nevada on July 25, 1985. It is licensed to do business in the State of Washington and has its headquarters in Bellingham, Washington. Absorption is our core operating subsidiary. Total Absorb Inc. (“TAI”) was another wholly owned subsidiary, formed on January 31, 1993, pursuant to the laws of British Columbia by the amalgamation of three preceding subsidiaries. These companies operated at differing periods of time as manufacturers and marketers of our products in Canada. The industrial sales operations of TAI were closed in February 1993 as a result of the appointment of an independent, international marketing organization as our exclusive sales agent for Canada. TAI was amalgamated into International Absorbents Inc. on January 31, 2003.

Recent Developments

During the fiscal year ended January 31, 2003, a number of events and factors affected our financial resources and operating results.

Revenues for fiscal year 2003 were $16,077,000, an increase of 32% over the fiscal year 2002 total of $12,182,000, as greater product sales volume was achieved for our animal care product lines. We generated after-tax income during fiscal year 2003 of $1,503,000, or $0.27 per basic common share, as compared to after-tax income for fiscal year 2002 of $1,048,000, or $0.19 per basic common share.

We believe that our financial results for fiscal year 2003 were primarily the result of the following:

•	Increased sales through major pet retailers of our flagship brand CareFRESH pet bedding as a result of new store openings, increased promotional activity and increased market share.

•	Placement of new product lines with each of the two major U.S. pet retail chains.

•	Execution of a joint marketing agreement with a private firm from the United Kingdom whereby each company agreed to sell the other’s products, giving us a complete line of small animal food products to sell in North America and a low-cost way to enter European markets with our flagship brand.

•	Even though they declined slightly in fiscal 2003 as a result of our changing product mix, maintenance of strong gross margins due to continued increases in manufacturing efficiencies.

•	Introduction of over a dozen new products, thereby helping to widen potential distribution channels, increase freight efficiencies and reduce supply chain costs for customers.

•	Continued growth of income before taxes.

•	Planned increases in corporate and administrative expenses, providing us with a basis to support strong future growth.

•	Successful introduction of our products into the mass merchandiser channel through distribution at Target and Walmart stores nationwide.

Gross profits on total sales for fiscal year 2003 were $6,799,000, or 42%, versus $5,556,000, or 46%, for the prior fiscal year. This decrease was primarily due to our changing product mix, with an increase in the sale of lower-margin products, and the costs associated with the commissioning of our new hydro-mulch facility.

Total corporate and administrative expenses for fiscal year 2003 increased to $4,620,000 from $3,445,000 for fiscal year 2002, primarily due to planned improvements of our operating infrastructure to support future growth.

In addition, in February 2002, we acquired the assets of a hydro mulch manufacturer, Advanced Fibers, LLC, for $35,200, the fair market value. We also acquired the technology and processing rights for $10,000. As part of the acquisition, a finder’s fee of $19,000 was paid to the owners of Advanced Fibers for assisting in arranging a three-year hydro mulch manufacturing contract between Absorption and Mat, Inc. The contract calls for the production of 21,000 tons of product over the life of the contract. A fee of $12,500 was paid to the owners of Advanced Fibers for assisting with technical support, which was expensed in fiscal year 2003.

On October 18, 2002, we purchased for cash approximately 15.6 acres of bare land, just north of Ferndale, Washington in Whatcom County. The total purchase price of the land was $1,500,000, plus closing costs, which was achieved through arms-length negotiations. We are currently in the process of building a manufacturing facility on this location.

In addition, during fiscal year 2003, we added Lionel Dodd as a third independent board member. There are now six members of our Board of Directors.

Our Products

We manufacture and distribute both animal care and industrial products. Below is a summary of each of our product lines.

Animal Care Products

Animal Bedding Products

Our leading product is a small animal bedding made from cellulose waste fiber. It is used instead of wood shavings, hardwood chips and corn cobs as a substrate for rodents, rabbits, reptiles and hand-fed exotic birds. We believe that our product is superior to traditional bedding materials because it controls ammonia better. We are a significant bedding supplier to major pet store chains and to independent pet stores through the use of a wide North American network of wholesale distributors. The bedding is widely used by universities and research facilities. We market our animal bedding under the brand names CareFRESH® pet bedding, CareFRESH laboratory animal bedding, Healthy Pet™ pet bedding and CRITTERCare® Pet Bedding depending on the distribution channel. During fiscal year 2002 environmental enrichments treats such as apple cubes and nesting material were added to our CareFRESH, Healthy Pet™ and AGRAfresh® product families.

Pet Litter Products

Using our patented technology, we manufacture paper litter for use by cats, dogs, ferrets and caged birds. Our products differ from other paper-based litter products in that they are granular rather than pelletized. We believe that animals prefer our products over pellets, and consumers report that they like the appearance. The products are healthier for pets and people than traditional clay litter because of health problems related to crystalline silica in clay products. Our products are also less dusty and weigh less than other paper-based litter products, making their handling and disposal easier. We were among the first to offer a dog litter product, which we believe created an entirely new retail category and helps provide a lifetime comfort solution for small house-bound dogs. We sell our pet litter products through veterinary, laboratory, pet specialty and general merchandise distribution channels under the brand names ECOfresh™ and Puppy Go Potty™.

In February 1994, we acquired the CatWorks® cat litter business from Pet Products Plus, Inc., a major pet food manufacturer. The CatWorks product is a pelletized cat litter made from grain by-products and is produced by a contract manufacturer in the State of Missouri. Sales of this product have remained static for the past several years.

Animal Food Products

Through our joint marketing alliance with Supreme Petfoods Ltd, we distribute a premium line of small animal food products to pet stores across North America under such brand names as Russell Rabbit, Gerty Guinea Pig and Reggie Rat brand premium diets.

Industrial Products

We manufacture loose particulate pillows, socks, booms, pads and spill kits for use in spill clean up and plant maintenance in the manufacturing, repair and operations (MRO) marketplace. These products are either general purpose in nature or specifically designed for oil-based liquids.

Absorbent W™ is a patented cellulose absorbent specially processed to absorb and retain hydrocarbons like diesel fuel, hydraulic fluid or lubricating oil, while at the same time repelling water. We believe that Absorbent W absorbs more, is better able to retain what it absorbs and is less costly from production to delivery than the polypropylene products with which it traditionally competes.

Absorbent GP™ is a cellulose universal absorbent used to absorb all types of liquids including oil, water and chemicals. It is not compatible with aggressive caustics and acids but has a wide range of general purpose uses. Spill-Sorb™ and Spill-Dri™ are two different types of floor sweep made from waste paper fiber. They are designed for different floor surfaces and applications, and we believe that both products are more absorbent and lighter in weight than traditional clay floor sweeps, and do not pose the potential health problems associated with clay products.

Hydro Mulch

We manufacture wood fiber-based hydro mulch under contract for a leading manufacturer/marketer of hydro mulch. This Product is used for erosion control and to ensure proper seed germination on roadsides and large earth moving projects. We provide a West Coast manufacturing source for our customer under contract, and have no sales or marketing responsibilities for this hydro mulch product. The wood fiber used to manufacture hydro mulch is different than the fiber used to produce our other products, so it does not compete with our other products for raw materials. In the mid- to long-term, we believe that the production of hydro mulch will be synergist with the production of our other products and reduce the overall energy cost per unit produced. While we currently only have one customer for this product, our three-year production contract is renewable and other marketers may be interested in our production capability should the contract not be renewed.

Raw Materials

Our animal care and industrial products are made from raw materials that are readily available from a number of suppliers. All of our products are manufactured in our current Bellingham, Washington facility. The main component for our animal care and industrial products is a cellulose fiber by-product. Pulp and paper mills in British Columbia Canada and Western Washington State provide this raw material. Our production rates can be fully supported by combinations of fiber from various pulp and paper mills in the Northwestern United States. We believe that this diversification of raw material sources improves our ability to fill our fiber needs and improves the quality of our product. We no longer receive raw materials from the Georgia-Pacific West plant located in Bellingham, Washington because they closed their pulp manufacturing facility in early calendar year 2001. This has resulted in a slight increase in delivered costs of pulp fiber, but this has been off-set by reduced energy costs and production efficiencies.

The raw material used for hydro mulch is unprocessed wood chips. The chips are obtained from multiple vendors located in Western Washington State and British Columbia. We feel that there is an adequate supply of this material available.

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

We expense general research and development. During the year ended January 31, 2003, we incurred research and development costs of $107,000 primarily to analyze the competitive market and develop new product applications, as compared to $50,000 in fiscal year 2002.

Markets and Competition

We manufacture a wide range of cellulose-based products, which are sold primarily in three markets: (1) animal care products, (2) general industrial or MRO sorbents, and (3) hydro mulch. The following is an overview of each market area.

Animal Care Market

A majority of our animal products are sold in the pet specialty channel, through wholesale distributors throughout North America and to the two major pet supply retailers, Petco Animal Supplies and PETsMART, who constitute our two largest customers as described below under “—Major Customers.” Competition for the small animal bedding business comes from regional suppliers of wood shavings and major small animal food/bird seed manufacturers who have wood shavings and corn cob bedding as product line extensions. These food manufacturers offer distributors and retailers the advantage of a single source supply, cross marketing opportunities between food and bedding and, in some cases, strong brand recognition within the pet specialty channel. While no other company currently has a similar product to our patented and proprietary flagship product, we believe that the success of our product has led to the introduction of additional competitors in the bedding category.

The consolidation of the pet retail business that began over 10 years ago has expanded in recent years to the distributor level. This means that there are fewer but larger customers for our products. We believe that the logistical requirements of serving these larger customers are a barrier to the entry into the market for many start-up companies. However, the larger customers are looking for supply partners with more than one product line in order to reduce supply chain costs and to be able to deal with fewer suppliers. We will continue to expand our product offerings in order to take advantage of our existing relationships with the Petco and PETsMART chains and the wholesale distributor network we have established. We estimate that we have product in 70% of the pet specialty stores in North America and enjoy a market share of approximately 15% in the pet specialty channel for our flagship CareFRESH brand. We have introduced over a dozen new products over the past two years to broaden our product offerings in an effort to make us less dependent on our flagship line.

The general merchandise channel, most notably Wal-Mart, Kmart and Target, accounted for approximately one-half of the wood shavings sold for pet bedding in the United States during 2002. Since general merchandise retailers typically offer most pet products as a convenience item, their product offering is generally not as broad as the pet specialty channel, and the product duplication found in the pet specialty channel is generally lacking. As a result, niche products such as our pet bedding are generally only found at stores with larger pet departments, thus reducing the potential number of stores available to us. Additionally, since the three largest general merchandise retailers account for approximately 70% of the dollar volume in this channel, products must be successful in one or more of the three major retailers in order to achieve significant market share. We entered the general merchandise channel two years ago and added additional resources to increase our business in this distribution channel in 2003.

Small animal food is sold in both pet specialty stores and general merchandisers. During the current fiscal year we introduced our co-branded line of small animal food into the pet specialty channel, using our established brand equity as a tool to gain placement.

General Industrial/MRO Sorbent Market.

Our industrial sorbent products are currently marketed under the Absorbent GP™, Absorbent W™, SpillSorb™, and Spill-Dri™ trade names in North America, Europe and Pacific Rim countries. A significant portion of these industrial products is sold overseas. Our absorbents are sold in Canada through a master distributor agreement with ITW Devcon Plexus.

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

Hydro Mulch

The term hydro mulch applies to a wide range of materials made from wood fiber, recycled paper, and various polymers and tackifiers for the purpose of erosion control and moisture retention while seed is germinating. Hydro mulch is applied to road construction cuts, large land clearing projects and even in some turf grass seeding operations. There are three major companies and several regional manufacturers of hydro mulch. We have a three-year contract with one of the three major companies, Mat Inc., to produce wood based hydro mulch under Mat’s label. We are not responsible for sales or marketing of the product. Because of the cost of transporting a bulky, lower value product, regional manufacturing is advantageous to national sellers and we believe that our West Coast location complements Mat’s own Midwest production facility.

Business Segments

We are involved primarily in the development, manufacture, distribution and sales of absorbent products. Our assets are located, and our operations are primarily conducted, in the United States.

We define our business segments based upon the market in which our customers sell products. We operate principally in three business segments, the animal care industry, the industrial cleanup industry and hydro mulch.

Our management team evaluates segments based upon operating income generated by each segment before depreciation and amortization. Depreciation and amortization are managed on a consolidated basis and as such are not allocated to individual segments. There are no intersegment transactions or significant differences between segment accounting and corporate accounting basis.

A table showing the financial results for the fiscal year of the three segments can be found in Note 13 (Segmented Information) to our financial statements contained elsewhere in this Annual Report.

Marketing and Distribution

All manufacturing, marketing and distribution activities are carried out by our subsidiaries or their wholesale distributors. As of January 31, 2003, Absorption had a total of five field-based sales people, including both employees and independent contractors, and twelve corporate-based sales, customer service and marketing associates. As sales increase, staffing will be adjusted to meet the demand.

Animal care products are sold through approximately 70 wholesale pet supply distributions and direct buying retailers throughout North America, excluding Quebec, Canada. Industrial products are sold in limited markets in the United States and through a master distributor agreement in Canada. Industrial products are also sold through distribution partners in Australia, New Zealand, Malaysia, Indonesia, Singapore, Japan, Taiwan, South Korea, Denmark, Israel, Venezuela, China, Spain and Argentina.

Government Regulations

Our manufacturing operations in Bellingham, Washington are required to comply with air emission standards enforced by the Northwest Air Pollution Authority. We believe that we are currently in compliance with those standards. The costs of complying with the standards are not material. Non-compliance with such standards could result in the closure of our particulate manufacturing operations, expenditures for necessary corrective actions or the possible imposition of fines. In addition, we are subject to regulations governing our food products, including those promulgated by the Food and Drug Administration.

Product Protection

Absorption holds three United States patents (and corresponding Canadian patents and patent applications) on various degradable particulate absorbent materials and our manufacturing process. These patents expire in June 2005, February 2007 and October 2009, respectively. Absorption also has one patent pending.

Number of Employees

As of March 2003, we (with our subsidiaries) had 96 full-time employees, none of which are represented by labor unions. In addition, we employ a small number of temporary employees and contractors to provide management, administration and marketing services.

Major Customers

We have two significant customers, one of whom accounted for more than 24% of our revenues and one of whom accounted for more than 18% of our revenues during fiscal year 2003. Other than these two customers, we are not materially dependent on any other single customer or group of customers.

Fiscal Year 2004 Developments

In March of 2003, we were approved for listing on the American Stock Exchange. Approval was based upon the Exchange Listing Qualifications Panel’s determination that we satisfied the minimum Alternative Listing Standards. Effective March 21, 2003 our common shares began trading under the symbol IAX.

In March of 2003, we also completed a $2,910,000 bond financing. The proceeds of the financing are to be used for the construction of a new facility to house production lines and corporate offices located in Whatcom County, Washington. The bonds are comprised of $2,355,000 as tax exempt and $555,000 as taxable. The bonds were issued through the Washington Economic Development Finance Authority in Washington State. The purchaser and holder of the bonds is GE Capital Public Finance. The tax exempt bonds have an initial rate of 5.63%, which lowers to 5.38% on October 1, 2003. The term of these bonds is 190 months, with interest-only payments for the first 52 months. The taxable bonds have an initial rate of 5.78%, which lowers to 5.53% on October 1, 2003. The term of these bonds is 52 months. The indebtedness underlying our bonds is secured by a mortgage on our real property and a security interest in our assets. If we are in default under the agreements governing our indebtedness, the creditors may be able to foreclose on our property and assets, which would substantially harm our business and financial condition.

In addition, subsequent to year end, we have also entered into contracts with subcontractors for the construction of our new corporate production and warehouse facility on Whatcom County property described above. The total obligation on these contracts was $2,361,000 as of March 31, 2003.

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

     We are still building our market presence and are subject to substantial competition that could inhibit our ability to succeed as planned.

     We are one of many small companies that compete in the animal care market. We are still attempting to build our market presence as we compete with both domestic and foreign companies. Any reputation that we may successfully gain with retailers for quality product does not necessarily translate into name recognition or increased market share with the end consumer. Our products may not be well received by the pet owners, or other companies may surpass us in product innovations.

We may be adversely affected by trends in the retail industry.

     With the growing trend towards retail trade consolidation, we are increasingly dependent upon key retailers whose bargaining strength is growing. Our business may be negatively affected by changes in the policies of our retailer customers, such as inventory destocking, limitations on access to shelf space, price demands and other conditions. In addition, as a result of the desire of retailers to more closely manage inventory levels, there is a growing trend among retailers to make purchases on a “just-in-time” basis. This requires us to shorten our lead time for production in certain cases and more closely anticipate demand, which could in the future require the carrying of additional inventories and increase our working capital and related financing requirement.

     A significant deterioration in the financial condition of one of our major customers could have a material adverse effect on our sales, profitability and cash flow. We continually monitor and evaluate the credit status of our customers and attempt to adjust sales terms as appropriate. Despite these efforts, another bankruptcy filing by a key customer could have a material adverse effect on our business, results of operations and financial condition.

We depend on a few customers for a significant portion of our business.

     Our largest customer accounted for approximately 24% of our net sales in fiscal year 2003 and 24% in fiscal year 2002, while our second largest customer accounted for approximately 18% of our net sales in fiscal year 2003 and 12% in fiscal year 2002.

     The loss of, or significant adverse change in, our relationship with any of these key retailers could cause our net sales, income from operations and cash flow to decline. The loss of, or reduction in, orders from any significant customer, losses arising from customer disputes regarding shipments, fees, merchandise condition or related matters, or our inability to collect accounts receivable from any major customer could reduce our income from operations and cash flow.

Any increase in the costs, or decreases in the supply, of the raw materials necessary for our business could have an adverse effect on our financial condition.

     Our business places heavy reliance on raw materials being readily available. Although we believe that there are a number of pulp and paper mills in British Columbia, Canada and in the State of Washington that can provide us with the raw materials necessary to conduct our business, any significant decreases in supplies, or any increase in costs or a greater increase in delivery costs for these materials, could result in a further decrease in our margins, which would harm our financial condition.

We have significant indebtedness.

     As of March 31, 2003, we had total indebtedness under our bonds, capitalized-lease obligations and other asset financings of $2,910,000. We make interest payments on the indebtedness under our bonds, which are due in 2007 and 2019. We may incur substantial additional debt in the future. Our indebtedness could limit our ability to obtain necessary additional financing for working capital, capital expenditures, debt service requirements or other purposes in the future; plan for, or react to, changes in technology and in our business and competition; and react in the event of an economic downturn. There is no guarantee that we will be able to meet our debt service obligations. If we are unable to generate sufficient cash flow or obtain funds for required payments, or if we fail to comply with covenants in our indebtedness, we will be in default. The indebtedness underlying our bonds is secured by a mortgage on our real property and a security interest in our assets. If we are in default under the agreements governing our indebtedness, the creditors may be able to foreclose on our property and assets, which would substantially harm our business and financial condition.

The ownership of real property and the building of our own manufacturing facilities expose us to certain risks that could harm our business.

     We are currently in the process of building a manufacturing facility on real property in Whatcom County, Washington that we purchased in fiscal year 2003, and we also intend to purchase additional real property in Georgia to build another manufacturing plant in fiscal year 2004. Although we believe that we have sufficient funds to finance this build-out, we may exceed our capital expenditure budget substantially as a result of project delays, construction cost overruns and other factors, and we may be required to seek additional sources of funds for our planned expansion. We cannot assure you that such funds will be available on satisfactory terms. Failure to obtain such financing could delay or prevent our planned expansion, which could harm our operating results. In addition, we cannot assure you that there will not be a decline in the market value of our properties, which could also have an adverse effect on our financial condition. Moreover, ownership of real property could expose us to additional environmental regulations, the noncompliance with which could substantially harm our business.

Our business is subject to many regulations and noncompliance is costly.

     The manufacture, marketing and sale of our products are subject to the rules and regulations of various federal, provincial, state and local health agencies, including, without limitation, the air emission standards enforced by the Northwest Air Pollution Authority and regulations promulgated by the U.S. Food and Drug Administration. If a regulatory authority finds that a current or future product or production run is not in compliance with any of these regulations, we may be fined, production may be stopped or our product may be pulled from the shelves, any of which could adversely affect our financial conditions and operations. Similarly, any adverse publicity associated with any noncompliance may damage our reputation and our ability to successfully market our products. Furthermore, the rules and regulations are subject to change from time to time and while we closely monitor developments in this area, we have no way of anticipating whether changes in these rules and regulations will impact our business adversely. Additional or revised regulatory requirements, whether labeling, environmental, tax or otherwise, could have a material adverse effect on our financial condition and results of operations.

If we need to raise additional capital for our operating plan, our business would be harmed if we were unable to do so on acceptable terms.

     We currently anticipate that our existing capital resources and cash flows from operations will enable us to maintain our currently planned operations for the foreseeable future. However, our current operating plan may change as a result of many factors, including general economic conditions affecting the U.S. economy which are beyond our control. If we are unable to generate and maintain positive operating cash flows and operating income in the future, we may need additional funding. We may also choose to raise additional capital due to market conditions or strategic considerations even if we believe that we have sufficient funds for our current or future operating plans. If additional capital were needed, our inability to raise capital on favorable terms would harm our business and financial condition. To the extent that we raise additional capital through the sale of equity or debt securities convertible into equity, the issuance of these securities could result in dilution to our stockholders.

Competition in our industries may hinder our ability to execute our business strategy, achieve profitability, or maintain relationships with existing customers.

     We operate in highly competitive industries. We compete against numerous other companies, some of which are more established in their industries and have substantially greater revenue or resources than we do. Our products compete against national and regional products and private label products produced by various suppliers. To compete effectively, among other things, we must:

•	maintain our relationships with key retailers;

•	continually develop innovative new products that appeal to consumers;

•	maintain strict quality standards; and

•	deliver products on a reliable basis at competitive prices.

     Competition could cause lower sales volumes, price reductions, reduced profits or losses, or loss of market share. Our inability to compete effectively could have a material adverse effect on our business, results of operations and financial condition.

The indenture governing our bonds includes financial covenants that restrict certain of our activities and impose certain financial tests that we must meet in order to be in compliance with the terms of the bonds.

     The terms of the indenture governing our bonds restrict our ability to, among other things, incur additional indebtedness, pay dividends or make other restricted payments on investments, consummate asset sales or similar transactions, create liens, or merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. The terms also contain covenants that require us to meet financial tests. We currently are in compliance with these restrictions and covenants and expect that we will continue to comply. If we were not able to do so, we could be materially and adversely affected.

The loss of key senior management personnel could negatively affect our business.

     We depend on the continued services and performance of our senior management and other key personnel. We do not have “key person” life insurance policies. The loss of any of our executive officers or other key employees could harm our business.

We cannot be certain that our product innovations and marketing successes will continue.

     We believe that, to an extent, our past performance has been based upon, and our future success will partially depend upon, in part, our ability to continue to improve our existing products through product innovation and to develop, market and produce new products. We cannot assure you that we will be successful in the introduction, marketing and production of any new products or product innovations, or develop and introduce in a timely manner innovations to our existing products which satisfy customer needs or achieve market acceptance. Our failure to develop new products and introduce them successfully and in a timely manner could harm our ability to grow our business and could have a material adverse effect on our business, results of operations and financial condition.

The inability to successfully obtain or protect our patents could harm our competitive advantage.

     Our success will depend, in part, on our ability to maintain protection for our products under U.S. patent laws, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. We have three U.S. patents issued (and corresponding Canadian patents and patent applications) and one U.S. patent application pending. Patent applications may not successfully result in an issued patent. Issued patents are still subject to challenges and infringements. Furthermore, others may independently develop similar products or otherwise circumvent our patent protection. Should we fail to obtain and protect our patents, our competitive advantage will be harmed.

The products that we manufacture could expose us to product liability claims.

     Our business exposes us to potential product liability risks, which are inherent in the manufacture and distribution of certain of our products. Although we generally seek to insure against such risks, there can be no assurance that such coverage is adequate or that we will be able to maintain such insurance on acceptable terms. A successful product liability claim in excess of our insurance coverage could have a material adverse effect on us and could prevent us from obtaining adequate product liability insurance in the future on commercially reasonable terms.

The price for our common shares may continue to be volatile.

     The market price of our securities, like that of many other emerging companies, has been highly volatile, experiencing wide fluctuations not necessarily related to the operating performance of such companies. Factors such as our operating results, announcements by us or our competitors concerning innovations and new products or systems may have a significant impact on the market price of our securities. In addition, we have experienced limited trading volume in our common shares.

The liquidity of our stock depends in part on our continued listing with the American Stock Exchange.

     In March 2003, we received official notice from the American Stock Exchange (“AMEX”) that our securities had been approved for listing. In order to continue to have our common shares listed, we must remain in compliance with the AMEX listing standards, including standards related to stock price, market capitalization and corporate governance. If we are unable to do so, AMEX could delist our stock, in which event the liquidity and the value of our shares could be adversely impacted.

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

ITEM 2. DESCRIPTION OF PROPERTY

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

We constructed our manufacturing facility on the Bellingham site in 1987, and it contains approximately 13,000 square feet of production and office space. The facility can currently produce 14,000 tons of absorbent particulate each year. We believe this facility will be adequate for our manufacturing needs for the near future.

On June 1, 2002, we entered into a 12-month term renewable sublease covering 40,000 square feet of warehouse space. The lease requires monthly payments of $12,500. The warehouse is located within three miles of the Bellingham production facility.

On August 1, 2002, we entered into a 12-month lease, covering approximately 7,200 square feet of office space. The lease requires monthly payments of $7,200. The office space is located within one mile of the Bellingham production facility. We also have a month-to-month lease on a separate production facility covering 2,500 square feet, with lease payments for this facility of $2,500 per month.

Ferndale, WA

On May 15, 2002, we entered into a 12-month term renewable lease, covering 25,000 square feet of warehouse and production space. The lease requires monthly payments of $12,000. The warehouse is located within 12 miles of the Bellingham plant.

On October 18, 2002, we purchased for cash approximately 15.6 acres of bare land, described as Lots 4, 5, and 6 of the Grandview Light Industrial Park, Bellingham, Washington. The total purchase price of the land was $1,500,000, plus closing costs, which was determined through arms-length negotiations. This property is currently under construction for our new corporate production and warehouse facility.

Vancouver, BC

We also share 1,640 square feet of office space with a related party in North Vancouver, British Columbia, Canada. The terms of our rental agreement call for monthly payments of Cdn $500 towards the office space and include the use of office furniture and equipment (see Part III, Item 12 “Certain Relationships and Related Transactions”).

We believe that our existing properties are adequately insured in a manner consistent with other similarly situated companies.

ITEM 3. LEGAL PROCEEDINGS

Except for ordinary routine litigation incidental to our business, there are no material legal proceedings pending to which we or any of our subsidiaries are a party, or of which any of our properties is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal year 2003 there were no matters submitted to the security holders for a vote.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market information

Our Common Shares are currently listed on American Stock Exchange (since March 21, 2003), under the trading symbol IAX. Although the American Stock Exchange is currently our principal trading market, the OTC Bulletin Board was our principal trading market for fiscal years 2003 and 2002. Shown below are the high and low sale prices for the Common Shares for each of the fiscal years ending January 31, 2003 and 2002 as listed on the OTC Bulletin Board. The following quotations, as provided by the OTC Bulletin Board, Nasdaq Trading & Market Services, represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent actual transactions.

	FISCAL YEAR		FISCAL YEAR

	2003		2002

	HIGH	LOW	HIGH	LOW

First quarter	2.85	2.20	$2.32	$1.20
Second quarter	2.25	2.20	$2.15	$1.66
Third quarter	2.44	1.57	$2.00	$1.51
Fourth quarter	2.44	1.68	$2.45	$1.79

Shareholders

We had 501 shareholders of record at January 31, 2003.

Dividends

We have never paid any dividends to our common shareholders. The decision to pay dividends and the amount thereof is at the discretion of our Board of Directors and will be governed by such factors as earnings, capital requirements and our operating and financial condition. We intend to retain our earnings to finance the growth of our business and, thus do not intend to pay dividends in the foreseeable future.

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

Recent Sales of Unregistered Securities

The following is a description of all securities that we sold or purchased within the past fiscal year without registering the securities under the Securities Act:

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

See Item 12, Part III for information regarding securities authorized for issuance under our equity compensation plans.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our wholly owned subsidiary and operating company is Absorption. Absorption’s primary product line, CareFRESH, is our main source of revenues and, as a result, contributes the majority of our profits. Source of revenues and contribution to profits are the primary factors that we take into account when evaluating what is our core business and how that affects our goals and objectives. We consider our core business to be the activities that surround producing CareFRESH, and selling it to our pet specialty customers. Accordingly, our business strategy is to promote and grow our core business, and to create diversification in both our production methods and our product lines in an effort to add strength to our business structure. As a result of this business strategy we have dedicated significant resources over the past year to building infrastructure to support our core business and to create more product and customer diversification. We believe that this strategy has started to provide results: during the past year we have grown sales in the area of our core business and improved the production process of our core CareFRESH product, both of which have strengthened the market position of this product, and we have also achieved initial success in introducing new products. We believe our progress with the sales of new product lines will continue to move us toward developing multiple sources of income, which we anticipate will help reduce our risk of significant economic hardship due to reduced reliance on sales from only one product.

RESULTS OF OPERATIONS

The following table illustrates our results for fiscal year 2003 as compared to fiscal year 2004. These financial results are discussed below.

	Fiscal Year	Percent	Fiscal Year	Percent	Percentage
	2003	Of Sales	2002	Of Sales	Change

	(in thousands of U.S. dollars)
Sales	$16,077	100%	$12,182	100%	32%
Cost of Goods Sold	9,278	58%	6,626	54%	40%

Gross Profit	6,799	42%	5,556	46%	22%
Corporate & Administrative expenses
Marketing & Sales	2,187	14%	1,738	14%	26%
General & Administrative	1,818	11%	1,381	11%	32%
Depreciation & Amortization	346	2%	245	2%	41%
Research & Development	107	1%	50	0%	114%
Other expenses	162	1%	31	0%	423%

	4,620	29%	3,445	28%	34%
Profit before under noted items	2,179	14%	2,111	17%	3%
Impairment of note receivable			(667)	(5%)	(100%)
Interest Income	48	0%	137	1%	(65)%

Profit before taxes	2,227	14%	1,581	13%	41%
Provision for income taxes
Current	(14)		67
Deferred	738		466

Net Income	$1,503	9%	$1,048	9%	43%

Revenues

Segmented Revenue Table

	Animal Care	Industrial	Hydro-mulch	Total Revenues

	(in thousands of U.S. dollars)
Fiscal Year 2003
Annual Revenues	$14,908	$1,095	$74	$16,077
Fiscal Year 2002
Annual Revenues	11,010	1,172	—	12,182

The majority of our sales during fiscal year 2003 occurred in our animal products segment. Over the past few years, our goal has been to diversify our product lines and customer base by selling both new products and entering into new product channels. The increase in revenues for fiscal year 2003 as compared to fiscal year 2002 was primarily the result of increased sales of our new line of small animal foods, called Supreme Pet Foods, and from placement of our bedding products in the mass merchandise market channel. In addition, we experienced a slight increase in sales of certain lines of our cat litter and also introduced a new line of white small animal bedding, CareFRESH Ultra, during the fourth quarter of fiscal 2003. Over the next year we expect CareFRESH sales to continue to grow, though not at the rates which have been achieved over the past three years. During fiscal 2004, we also anticipate that Supreme Pet Foods will be a larger contributor to our revenues, and that we will have increased sales of small animal bedding into the mass merchandise market as well as increased sales of CareFRESH Ultra. Moreover, we will continue to investigate and develop opportunities in other product lines and market channels.

Even though we significantly reduced our investment in the marketing of our industrial line of sorbent products several years ago, sales have been maintained at a steady rate of approximately $1 million per year during the past two fiscal years. Customers who have been supporters of this line of products for many years continue to purchase them. Unfortunately, the issues surrounding price point continue to outweigh performance in this market. We plan to continue to look for other avenues through which to market these products, but will make no significant marketing investments until a promising path is found, and we cannot assure you that such distribution channel will be available in the near term, or at all.

During fiscal year 2003, we purchased the assets of a hydro-mulch manufacturing company and signed a three-year manufacturing contract with a marketer of hydro-mulch. The purchase and sales contracts were not consummated until June 2002. The remainder of the summer of fiscal 2003 was used in setting up the manufacturing plant. By the time the plant was running effectively the main hydro-mulch season had passed. We have spent the slow winter months refining our manufacturing process so that we will be capable of meeting the demands of our marketing partner during the coming year.

Gross Profits

Segmented Operating Costs and Expenses Table

	Animal Care	Industrial	Hydro-mulch	Total Costs

	(in thousands of U.S. dollars)
Fiscal Year 2003 Annual Costs excluding depreciation and amortization	$12,531	$900	$121	$13,552
Fiscal Year 2002 Annual Costs excluding depreciation and amortization	8,741	1,085		9,826

Our gross profits for fiscal year 2003 grew at a slower rate than our sales, resulting in a decrease in our gross margin (which is defined as gross profit divided by sales) from 46% in fiscal year 2002 to 42% in fiscal year 2003. Two factors contributed to this decrease. The first was a change in our product mix, particularly in the animal care segment. As we gain momentum in the sales of new product lines, we anticipate that there will continue to be downward pressure on our gross margin, as most of these new products have a lower individual margin than our CareFRESH pet bedding line. However, even with their lower margins, the increased sales of these products had a positive effect on our financial results through an increase in total revenues and gross profits. In fiscal year 2004, we expect that gross profits will continue to grow along with an expected increase in sales, but that gross profits will grow at a lower rate than sales. We believe that this will be the result of the increase in sales of new lower margin products, as a percentage of total sales, rather than any decrease in sales of our core products.

We expect that the contribution to gross profits by our industrial products will continue to decrease in fiscal year 2004 due to the flat sales levels that are expected from these products. The cost of production has been decreasing slightly over time as a result of general production efficiency improvements made for our animal care products, resulting in slightly better gross profits for our industrial products as well.

The second factor which reduced our gross margin during the year was an increase in internal costs related to the roll-out of new product lines and servicing a greater and more varied number of customers. The start-up and plant commissioning expenses related to our new hydro-mulch products were part of this cost. Training staff, establishing production methods, and creating vendor relationships have been an investment which we have made in our process of diversifying our sources of revenue. Over the next two years, we believe this investment will result in diversified sales growth that we expect will bring in steady cash flow with a minimal additional investment in overhead expenses.

We are currently in the process of selecting a site for a new production facility in Southeastern Georgia. We will finance the purchase price for this real property and the related construction costs through current cash reserves, cash flow from operations and capital debt. Once construction is completed, which we anticipate may occur in the fourth quarter of fiscal year 2004, we believe there will be a period lasting at least two quarters during which plant commissioning costs will reduce our gross profit. After the completion of the initial commissioning phase, we expect gross profits to improve due to lower production and freight costs.

Sales and Marketing

Sales and marketing expenses for the current year stayed flat as a percentage of sales the previous year. The increase that we did experience this year was a result of our plan to continue to support our core product, CareFRESH, to promote the sales of new product lines, and to introduce our existing animal bedding products into new market channels. During fiscal year 2004, we expect to continue to invest marketing dollars at least the same rate as in fiscal year 2003, with the same strategic goals in mind.

We plan to continue to limit our investment in marketing our industrial line of products. This policy is not expected to change during the next fiscal year, but we will make larger investments if an opportunity is found that has a high probability of significant return.

Due to our marketing agreement with Mat, Inc., we don’t expect there to be a need for any material expenditures on marketing our hydro-mulch product until at least the middle of fiscal year 2004.

General and Administrative

Between fiscal years 2003 and 2002, general and administrative expenses as a percentage of sales remained flat at 11%. Overall, these expenses increased by 32% for fiscal year 2003 over fiscal year 2002. In the past several years we had focused on reducing our cost of overhead. This was a strategy that we believe had helped us become profitable and remain profitable. As our sales have increased, our general and administrative resources became stretched. We determined that for us to grow at our targeted rates, we would need to upgrade our infrastructure in terms of personnel, information systems, and general resources. During fiscal year 2003 we commenced these upgrades. Certain of these investments have been step changes, which we expect will become more financially efficient as our sales grow, although we cannot assure that they will achieve the planned efficiencies. The expenditures that we made during fiscal year 2003 are on-going, but we expect such expenditures to grow at a slower rate in fiscal 2004 in relation to sales growth than they did in fiscal year 2003.

Research and Development

Research and development has not been a material expense for us for many years. The increase which occurred this year was directly related to the design of our new production facilities. We are adding abilities to the new plant, such as being able to use different feed stocks, so that we will be able to diversify our supply sources. During fiscal year 2004 we anticipate that our research and development expenditures should be similar to those in fiscal year 2003.

Other Expense

The most significant increase in the other expense portion of our corporate and administrative expenses was the increase in stock-based compensation for fiscal year 2003. The increase was a result of stock options granted with the exercise price below market value which are being amortized over the vesting period of the options. This expense will be reduced in the fiscal year 2004 as the vesting period for these options is met. We expect that the significant increase that can be expected for this category for fiscal year 2004 is interest expense. As addressed later under the “Liquidity and Capital Resources,” portion of this discussion, we intend to finance our plant expansion using debt. The interest expense on this debt is currently estimated to be $130,000 a year for our facility being built in Whatcom County, Washington. If another facility is built in Southeastern Georgia, there will be a corresponding increase to this estimate, depending on the size of that facility. However, we believe that these increases in interest expense will be at least partially offset by decreases in rent expenses, which are components of our cost of goods sold and our general and administrative expense.

Depreciation and Amortization

Our depreciation and amortization increased during fiscal year 2003 as compared to fiscal year 2002 as a result of our purchase of property and equipment. We anticipate that there will be significant increases in this expense next year as a result of our investments in our Whatcom County production facility and a potential investment in a Southeastern Georgia manufacturing plant.

Interest Income

     Interest income decreased during fiscal year 2003 as compared to fiscal year 2002 because interest rates in general were at extremely low levels and invested cash decreased as the result of $1,500,000 of cash that was used in October 2002 to purchase real property for our new Whatcom County production facility. This income item is expected to decrease during fiscal year 2004 as a result of continued predicted low interest rates and on-going cash investments in property, plant and equipment.

Income Taxes

In fiscal years 1992 through 2001, certain entities affiliated with us accumulated net operating losses. Since fiscal year 1999, Absorption has been profitable and thus been able to offset the payment of income taxes with the accumulated losses from previous years. Because Absorption has demonstrated consistent and continuing profitability, the tax benefits of unused net operating losses for U.S. operations have been and are currently shown as an asset on our consolidated balance sheet. During fiscal year 2002 and 2003, $466,000 and $738,000, respectively, of the deferred tax benefit was recognized in the income tax provision representing the utilization of the net operating loss benefit. Over the next year, this provision is expected to continue to be at least partially funded from accelerated tax deductions related to our investment in new production facilities.

Net Income

Our net income increased by 43% in fiscal year 2003 as compared to fiscal year 2002 and remained constant at 9% of sales for fiscal year 2003. The increase in net income was due to an increase in sales of 32%. The reduction in gross profit and the increase in marketing expenses and general and administrative expenses were expected as they were part of our plan to strengthen our core product and diversify our business activities. The investments we made in achieving these goals and building infrastructure to strengthen our future are most clearly illustrated by our “profit before under noted items”. In fiscal year 2002 this amount was 17% of sales. In fiscal 2003 it was 14% of sale. It is our goal to grow this number back up to the levels of fiscal year 2002, but we do not expect to do so for at least two more years. We believe that we now have the infrastructure in place to support our growth goals and therefore do not anticipate incurring additional expenditures that would significantly reduce this percentage.

LIQUIDITY AND CAPITAL RESOURCES

	Fiscal Year 2003	Fiscal Year 2002

Financial Condition
Total Assets	$10,309	$8,257
Total Debt	1,490	1,101
Total Equity	8,819	7,156

Debt/Equity Ratio	0.17	0.13
Assets/Debt ratio	6.92	7.50

Working Capital
Current assets	6,239	6,811
Current Liabilities	1,328	1,045

Current Ratio	4.70	6.52

Cash Position
Cash & Short Term Investments	3,051	3,906
Cash Generated from Operations	2,343	2,080

Financial Condition

During fiscal year 2003, we had a significant increase in assets. The majority of this increase came from an increase in our property, plant and equipment resulting from the purchase of real property for our Whatcom County, Washington production facility and from the purchase of assets to install a hydro-mulch production facility. All of this activity took place without adding long-term debt. Short-term debt increased with additional operating activity, which resulted in a decrease in our asset to debt ratio. Our debt to equity ratio remained low. During fiscal year 2004, we expect that our long-term debt will increase significantly because we will use debt as a significant source of funds to finance our facility expansion. In fact, as described below, in March 2003 we incurred approximately $2.9 million in debt through a bond financing. We anticipate that a corresponding change will occur in our debt to equity ratio in fiscal year 2004, although we expect this ratio to remain below 1.00.

Working Capital

Our balance of current assets decreased during fiscal year 2003 due to cash being spent on property, plant and equipment. Current liabilities, mostly in the area of accounts payable, increased as a result of increased operating activities. This resulted in a decrease in our current ratio for fiscal year 2003, although the ratio remained at a relatively high level. Our current ratio is expected to decrease during fiscal year 2004 as additional investments are made in a new production facility in Whatcom County and very likely in a second facility in Southeastern Georgia.

Cash Position

Cash decreased during fiscal year 2003 even though the amount of cash we generated from operations increased. Again, this was the result in our investment in fiscal year 2003 in the fixed assets as already described. We expect to continue to generate cash from operations at increasing rates. The amount of increase will be directly proportional to the increase in sales we are able to achieve, and we will continue to closely monitor both current liabilities and current assets.

Cash Generated from Operations

The increase in cash generated from operations in fiscal year 2003 over fiscal year 2002 was a result of our net increase in earnings, as adjusted by depreciation, amortization, and stock based compensation, combined with an increase in cash generated from operating assets and liabilities. Both areas contained increases in the current year which were larger than those of the previous year. If our sales continue to increase and we are able to continue to profitably produce our product, we should be able to continue to generate cash from operating activities.

Financing and Investing Activities

Cash from financing activities during fiscal year 2003 resulted in $4,000 in cash being used. Small gains from stock options being exercised were offset by small uses related to our repurchase of odd lot shares. A significant amount of cash was used in fiscal year 2003 in investing activities. The vast majority of the cash that was used was used to purchase property, plant and equipment. In fiscal year 2004, we plan to implement a three-phase production expansion plan. The first phase is already in motion. This is the construction of our new facility in Whatcom County. We are currently operating in five separate leased facilities in Whatcom County, Washington. This new facility, which will be financed approximately half through debt and half through cash, will consolidate four of these leased facilities, resulting in what we anticipate to be a saving of approximately $500,000 a year in lease payments. The consolidation of these facilities should also provide us with savings in other expenses related to having facilities spread out in the area. We expect that interest on the debt will be approximately $160,000 a year. Phase two is planned to be a second production facility in Southeastern Georgia, which we intend to construct during the second half of fiscal year 2004. The annual interest expense of the debt used to finance this facility is estimated to be approximately $270,000 a year. By having production on the east coast, we will be much closer to a majority of our customers, which means we will not only be able to serve them better, but we anticipate we will also save approximately a $1,000,000 in freight annually. The third phase will occur in approximately two years when we will move the Bellingham production facility to the new Whatcom County plant. We believe that this plan will give us the ability to achieve significant cost savings, better serve our customers, expand our production lines, diversify our production capacity, and move manufacturing in a manner which is transparent to the users of our products.

Contractual Obligations

The following table details our future contractual cash obligations as of to January 31, 2003:

	Payments Due by Period ($000’s)

Contractual Obligations	Total	2004	2005	2006	2007

Operating Leases	43	17	17	9	—

Recent Developments

Subsequent to the end of fiscal year 2003, we entered into contracts with subcontractors for the construction of our new corporate production and warehouse facility in Whatcom County, Washington. The total obligation on these contracts is $2,361,000.

In March 2003, we completed a $2,910,000 bond financing. The proceeds of the financing are to be used for the construction of a new facility to house production lines, warehouse space and corporate offices located in Whatcom County, Washington. The bonds are comprised of $2,355,000 as tax exempt and $555,000 as taxable. The bonds were issued through the Washington Economic Development Finance Authority in Washington State. The purchaser and holder of the bonds is GE Capital Public Finance. The tax exempt bonds have an initial rate of 5.63%, which lowers to 5.38% on October 1, 2003. The term of these bonds is 190 months, with interest only payments for the first 52 months. The taxable bonds have an initial rate of 5.78%, which lowers to 5.53% on October 1, 2003. The term of these bonds is 52 months. The indebtedness underlying our bonds is secured by a mortgage on our real property and a security interest in our assets. If we are in default under the agreements governing our indebtedness, the creditors may be able to foreclose on our property and assets, which would substantially harm our business and financial condition.

The funds from the sale of the bonds will be held in escrow and released at a 75% rate as the building is completed. Ten percent of the bond proceeds will be held back until an occupancy permit is issued by Whatcom County authorities. In relation to the tax exempt bonds, we have warranted that we will follow tax exempt bond rules as dictated by the Internal Revenue Service, the most significant of which is a maximum allowable expenditure of $10,000,000 on capital assets in Whatcom County for 3 years proceeding the issuance date and three years following the issuance date. In the case that we may exceed the $10,000,000 limit, we will have to pay off the tax exempt bonds before doing so.

Related Party Transactions

General and administrative expenses for fiscal year 2003 includes $55,000 for office rent and related services (2002 — $65,000) which were incurred on a cost reimbursement basis from a corporation owned and controlled by one of our officers and directors. At January 31, 2003, $5,000 was due to this related party.

During fiscal year 2003 (prior to the adoption of the Sarbanes-Oxley Act of 2002), we loaned $25,000 to one of our officers. This note accumulates interest at prime rate (as per the Bank of Montreal), non-compounding, commencing May 9, 2002. The note is due May 2, 2003. There have been no changes to the terms of the note since its issuance.

On May 31, 2001, we entered into an agreement with an affiliated corporation (known as W4) whose main purpose was to provide Internet connectivity via satellite to markets primarily located throughout Central and South America. Our chairman was a director of W4, however he abstained from voting on board actions related to W4. Additionally, another of our board members acted as a business manager for W4, receiving $45,000 in fees for his services, and he too, abstained from voting on board actions relating to W4.

Under the agreement with W4, we provided partially secured funds designated for certain expenditures. As of January 31, 2002, we had advanced $667,000. Management believed that the receivable from W4 was impaired because of the apparent lack of collateral value and the remote possibility of being repaid from the future cash flows of W4 whether from operations or a future financing. Consequently, an impairment of $667,000 was taken against the note receivable from W4 as of January 31, 2002.

During the first quarter of fiscal year 2003, individuals who are not related parties of us, and who invested in W4 prior to our investment, were funding W4 on a short-term basis. This short term financing was part of W4’s on-going attempt to raise additional funding from non-affiliated entities other than us. In an attempt to increase the likelihood that we would receive reimbursement for funds advanced to W4, we issued warrants to purchase our stock to the individuals who advanced funds to W4 during the first quarter of fiscal year 2003. These warrants were issued at fair market value, exercisable over a two-year period and were expensed by us during the first quarter of 2003.

During the fiscal year 2003, W4 relinquished their assets to us and closed down their business. These assets were subsequently sold to Net 4 Power for a $325,000 note receivable. A director of IABI is a director of Net 4 Power. This note receivable remains a part of the impairment that was taken in fiscal year 2002. The balance was taken as a current year tax loss. There was no effect on current year earnings.

Should Net 4 Power’s collateral value or the net present value of future cash flows change in the future, the allowance could be reduced showing commensurate income within our statements.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the financial statements included in Item 7 of this Annual Report. We believe our most critical accounting policies are as follows:

Inventory

Finished goods inventory are valued at the lower of cost (determined on the first-in, first-out basis) or net realizable value. Cost includes direct materials, labor and overhead allocation. Raw materials and supplies are valued at the lower of cost (determined on the first-in, first-out basis) or replacement cost.

Accounts Receivable and Allowance for Doubtful Accounts

We typically offer credit terms to our customers without collateral. Finance charges of 1.5% are assessed when a customer receivable balance becomes 30 days past due. We record accounts receivable at the face amount less an allowance for doubtful accounts and an allowance for finance charges. On a regular basis, we evaluate our accounts receivable and establish these allowances based on a combination of specific customer circumstances, as well as credit conditions and the history of write-offs and collections. Where appropriate, we obtain credit rating reports and financial statements of the customer to initiate and modify their credit limits. We obtain credit insurance for certain accounts that qualify for coverage in order to minimize credit risk exposure. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. At January 31, 2003 and 2002, management considered all accounts receivable in excess of the allowances for doubtful accounts and finance charges to be fully collectible.

Property, plant and equipment

Property, plant and equipment assets are recorded at cost. Our buildings and equipment are located on owned and leased land. Buildings and leasehold improvements are depreciated on a straight line basis over the life of the lease agreement. Equipment is depreciated over the estimated useful life as follows:

Equipment	15% declining-balance basis

Revenue recognition

Revenue from the sale of products is recognized at the time title passes to the purchaser, which is when the goods are conveyed to a carrier.

Income taxes

We account for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Income taxes and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Allowances are provided for certain deferred tax assets that are not expected to be realized.

Impairment of long lived assets

We review the carrying amount of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The determination of any impairment would include a comparison of estimated future operating cash flows anticipated to be generated during the remaining life with the net carrying value of the asset.

Use of estimates

In addition, the preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We believe that the material estimates that are particularly susceptible to significant change relate to the determination of the allowance for doubtful accounts and finance charges, deferred income taxes valuation allowance and sales incentives.

Recent Accounting Pronouncements

On April 30, 2002 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. We adopted this Statement effective April 30, 2002. Adoption of this Statement did not result in a material impact on our financial position or results of operations.

On July 30, 2002 the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires costs associated with exit or disposal activities to be recognized when the costs are incurred, rather than at the date of commitment to an exit or disposal plan. The provisions of SFAS No. 146 are effective for disposal activities initiated after December 31, 2002. Adoption of this statement did not have a material impact on our financial position or results or operations.

In October 2002, the FASB issued SFAS No. 147, “Acquisition of Certain Financial Institution” an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9 Adoption of SFAS No. 147 did not have a material impact on our financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. We do not currently intend to adopt the fair value based method of measuring compensation associated with stock awards and grants. As a consequence of continuing to utilize the intrinsic value method of measuring such compensation, the new standard will require us to provide additional disclosures in our quarterly financial statements which will reflect the impact on net income and earnings per share on a pro forma basis as if we had applied the fair value method to stock-based employee compensation. We have included the required disclosure in the financial statements included in this Annual Report.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of Interpretation No. 45 became effective for periods ending after December 15, 2002. The recognition and measurement provisions of Interpretation No. 45 became effective January 1, 2003. We do not expect this Statement will have a significant impact on our financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” The objective of this interpretation is to provide guidance on how to identify a variable interest entity (“VIE”) and determining when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and /or receive a majority of the entity’s expected residual returns, if they occur. FIN 46 also requires additional disclosure by primary beneficiaries and other significant variable interest holders. Certain provisions of this interpretation became effective upon issuance. As of January 31, 2003, we do not have any VIE.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX

Auditor’s Report	Page 26

Consolidated Balance Sheets as at January 31, 2003 and 2002	Page 27

Consolidated Statements of Earnings for the years ended January 31, 2003 and 2002	Page 28

Consolidated Statements of Stockholders’ Equity for the years ended January 31, 2003 and 2002	Page 29

Consolidated Statements of Cash Flows for the years ending January 31, 2003 and 2002	Page 30

Notes to Consolidated Financial Statements, January 31, 2003 and 2002	Page 31

Independent Auditor’s Report

To the Board of Directors and Stockholders
International Absorbents Inc.

We have audited the accompanying consolidated balance sheets of International Absorbents Inc. and Subsidiaries as of January 31, 2003 and 2002, and the related consolidated statements of earnings, stockholders’ equity, and cash flow for each of the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Absorbents Inc. and Subsidiaries as of January 31, 2003 and 2002, and the results of its earnings and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ MOSS ADAMS LLP

Bellingham, Washington
March 5, 2003 except for Note 15
as to which the date is March 26, 2003

International Absorbents Inc.

Consolidated Balance Sheets
As at January 31, 2003 and 2002

	January

	2003	2002

	(in thousands of U.S. dollars, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$3,051	$3,806
Short-term investments	207	100
Accounts receivable	1,489	1,135
Inventory	1,042	679
Prepaid expenses	151	186
Loan to related party	26	—
Deferred income tax asset	273	905

Total current assets	6,239	6,811
Property, Plant and Equipment	3,971	1,341
Intangible assets	99	105

	$10,309	$8,257

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,295	$993
Income taxes payable	28	52
Due to related parties	5	—

Total current liabilities	1,328	1,045
Deferred income tax liability	162	56

	1,490	1,101
Capital Stock
Common Stock, no par value, 100,000,000 shares authorized 5,667,345 and 5,662,144 issued and outstanding at January 31, 2003 and 2002	7,052	7,048
Additional Paid in Capital	444	288
Retained Earnings (Accumulated Deficit)	1,323	(180)

	8,819	7,156

	$10,309	$8,257

     The accompanying notes are an integral part of these consolidated financial statements.

International Absorbents, Inc.
Consolidated Statements of Earnings
For the years ended January 31, 2003 and 2002

	2003	2002

	(in thousands of U.S. dollars, except per share amounts)
Sales	$16,077	$12,182
Cost of goods sold	9,278	6,626

Gross profit	6,799	5,556
Operating Expenses
Marketing and sales	2,187	1,738
General and administrative	1,818	1,381
Depreciation of property, plant and equipment	280	201
Amortization of intangibles	66	44
Research and development	107	50
Stock based compensation	156	14
Other	6	17

	4,620	3,445
Earnings before interest, impairment of note receivable from affiliate, and income taxes	2,179	2,111
Interest income	48	137
Impairment of note receivable from affiliate	—	(667)

Earnings before income taxes	2,227	1,581
Provision for income taxes
Current	(14)	67
Deferred	738	466

Net Earnings	$1,503	$1,048

Basic earnings per share	$.27	$0.19
Diluted earnings per share	$.26	$0.18
Weighted average number of Shares outstanding
Basic	5,663,001	5,639,187
Diluted	5,750,081	5,706,387

The accompanying notes are an integral part of these consolidated financial statements.

International Absorbents Inc.
Consolidated Statement of Stockholders’ Equity
For the years ended January 31, 2003 and 2002

				Retained
			Additional	Earnings	Total
	Common		Paid in	(Accum.	Stockholders’
	Share	Amount	Capital	Deficit)	Equity

	(in thousands of U.S. dollars, except per share amounts which are in thousand units)
Balance as of January 31, 2001	5,618	$7,077	$74	$(1,228)	$5,923
Exercise of options	99	83	—	—	83
Repurchase & retirement of shares	(55)	(102)	—	—	(102)
Reciprocal shareholdings	—	(10)	10	—	—
Stock-based compensation	—	—	14	—	14
Repayment of loans to purchase shares	—	—	190	—	190
Net earnings	—	—	—	1,048	1,048

Balance as of January 31, 2002	5,662	$7,048	$288	$(180)	$7,156
Exercise of stock options	8	13	—	—	13
Repurchase & retirement of shares	(3)	(9)	—	—	(9)
Stock-based compensation	—	—	156	—	156
Net earnings	—	—	—	1,503	1,503

Balance as of January 31, 2003	5,667	$7,052	$444	$1,323	$8,819

The accompanying notes are an integral part of these consolidated financial statements.

International Absorbents Inc.

Consolidated Statement of Cash Flows
For the years ended January 31, 2003 and 2002

	2003		2002

	(in thousands of U.S. dollars, except per share amounts)
Cash Flows from Operating Activities
Net earnings		$1,503	$1,048
Adjustments to reconcile net earnings to net cash used for operating activities
Depreciation and amortization		346	245
Amortization of stock-based compensation		156	14
Impairment of note receivable from affiliate		—	667
Deferred taxes		738	466
Changes in operating assets and liabilities
Accounts receivable		(354)	(159)
Inventory		(363)	(290)
Prepaid expenses		35	(130)
Accounts payable and accrued liabilities		302	184
Income taxes payable		(24)	39
Due to related parties		5	(4)
Interest receivable from related party		(1)	—

Net cash flows from operating activities		2,343	2,080

Cash flows from financing activities
Proceeds from exercise of stock options		13	83
Repurchase of common shares		(9)	(102)

Net cash flows from financing activities		4	(19)

Cash flows from investing activities
Proceeds from sale of short-term investments		—	400
Purchase of short-term investments		(107)	(100)
Purchase of property, plant and equipment		(2,910)	(164)
Purchase of intangible assets		(60)	—
Loan to affiliate		—	(667)
Proceeds from sale of property plant and equipment		—	15
Loan to related party		(25)	—
Repayment of loans by shareholders		—	190

Net cash flows from investing activities		(3,102)	(326)

Increase in cash and cash equivalents		(755)	1,735

Cash and cash equivalents — Beginning of year		3,806	2,071

Cash and cash equivalents — End of year		$3,051	$3,806

Supplemental cash flow information
Income tax paid	$		$14

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
International Absorbents Inc.
(in thousands of U.S. dollars, except per share amounts)

1	Operations

International Absorbents Inc. (“IABI” or the “Company”) is a Canadian company operating in the State of Washington, U.S.A. through its wholly-owned subsidiaries, Absorption Corp (“Absorption”) (collectively the “Company”). On January 31, 2003, Total Absorb Inc. (another wholly owned subsidiary) was amalgamated into International Absorbents Inc., the parent company. The Company is engaged in the development and sale of value added products made from waste short fiber pulp (“SFP”) utilizing proprietary technology. The Company markets and sells animal and pet bedding products that are sold in consumer retail and commercial bedding markets. In addition, the Company markets and sells SFP-based products used for general industrial spill cleanup, marine oil-cleanup, and oil/water filtration, and has recently began selling hydro mulch products. The Company has established distribution primarily in North America.

2	Significant accounting policies

Generally accepted accounting principles

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Basis of presentation

The consolidated financial statements include the accounts of IABI and its wholly-owned subsidiaries Absorption, a Nevada company doing business in Washington State, and Total Absorb Inc. (“TAI”), a British Columbia company doing business in Canada. On January 31, 2003, TAI was amalgamated into International Absorbents, Inc. All significant intercompany transactions are eliminated in consolidation.

Cash and cash equivalents

Cash and cash equivalents includes cash and highly liquid investments with original maturities of 90 days or less.

Short-term investments

Short-term investments consist of interest bearing Certificates of Deposit with maturities at the date of purchase of more than 90 days and are accounted for as held-to-maturity securities.

Accounts Receivable and Allowance for Doubtful Accounts

The Company typically offers credit terms to its customers without collateral. Finance charges of 1.5% are assessed when a customer receivable balance becomes 30 days passed due. The Company records accounts receivable at the face amount less an allowance for doubtful accounts and an allowance for finance charges. On a regular basis, the Company evaluates its accounts receivable and establishes these allowances based on a combination of specific customer circumstances, as well as credit conditions and the history of write-offs and collections. Where appropriate, the Company obtains credit rating reports and financial statements of the customer to initiate and modify their credit limits. The Company obtains credit insurance for certain accounts that qualify for coverage in order to minimize credit risk exposure. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. At January 31, 2003 and 2002, management considered all accounts receivable in excess of the allowances for doubtful accounts and finance charges to be fully collectible.

Inventory

Finished goods inventory are valued at the lower of cost (determined on the first-in, first-out basis) or net realizable value. Cost includes direct materials, labor and overhead allocation. Raw materials and supplies are valued at the lower of cost (determined on the first-in, first-out basis) or replacement cost.

Property, plant and equipment

Property, plant and equipment assets are recorded at cost. The Company’s building and equipment are located on owned and leased land. Buildings and leasehold improvements are depreciated on a straight line basis over the life of the lease agreement. Equipment is depreciated over the estimated useful life as follows:

Equipment	15% declining-balance basis

Revenue recognition

Revenue from the sale of products is recognized at the time title passes to the purchaser, which is when the goods are conveyed to a carrier.

Shipping and Handling Costs

Shipping and handling costs are accounted for under EITF No. 00-10: Accounting for Shipping and Handling Fees and Costs. Revenues generated from shipping and handling costs charged to customers are included in sales and were $422,000 and $470,000 in fiscal years 2003 and 2002, respectively. Shipping and handling costs for outbound and inbound shipping charges are included in cost of goods sold and were $2,079,000 and $1,735,000 in fiscal years 2003 and 2002, respectively.

Foreign currency translation

The Company’s reporting currency is the United States dollar. The Company considers the United States dollar to be the functional currency in foreign jurisdictions. Accordingly, transactions denominated in foreign currencies are re-measured to United States dollars at exchange rates in effect at the date of the transaction. At each balance sheet date, accounts denominated in foreign currencies are translated to United States dollars using current exchange rates. Gains and losses resulting from foreign currency transactions are not material and are included in the consolidated statements of earnings.

Advertising

The Company accounts for advertising expenses under Statement of Position (SOP) No. 93-7. Advertising costs are expensed when incurred and were $365,000 and $144,000 during fiscal years 2003 and 2002, respectively.

Research and development

The Company’s research and development costs are expensed in the period in which they are incurred. Research and development expenses were $107,000 and $50,000 during fiscal years 2003 and 2002, respectively.

Net earnings per share

Net earnings per share computations are in accordance with SFAS No. 128, “Earnings Per Share”. Basic net earnings per share is computed using the weighted average number of common shares outstanding. Diluted net earnings per share is computed using the weighted average number of common shares and potentially dilutive common share equivalents outstanding. Stock options and warrants that are anti-dilutive are not included in diluted net earnings per share.

Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Income taxes and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Allowances are provided for certain deferred tax assets that are not expected to be realized.

Stock-based employee compensation

The Company accounts for stock-based employee and non-employee directors compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB No. 25”) and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the fair value of the Company’s common stock and the amount an employee and non-employee directors must pay to acquire the common stock. Compensation expense is recognized rateably over the option-vesting period.

Compensation expense recognized under APB No. 25 for the grant of options was $108,000 and $14,000 during 2003 and 2002, respectively. Had the Company determined compensation costs based on fair value at the date of grant for its awards under a method prescribed by (“SFAS”) No. 123, The Company’s net earnings and net earnings per share would be as follows:

	2003	2002

	$	$
Net earnings	1,503	1,048
Additional compensation expense	(358)	(37)

Pro forma net earnings	1,145	1,011

Pro forma basic net earnings per share	0.20	0.18

Pro forma diluted net earnings per share	0.20	0.18

The remaining unrecognized compensation for fair value of stock options under the proforma effect was $4,000 and $352,000 at January 31, 2003 and 2002, respectively.

The pro forma compensation expense reflected above has been estimated using the Black-Scholes option-pricing model. Assumptions used in the pricing model included:

2002

a) risk free interest rate	3.80%
b) expected volatility	84.00%
c) expected dividend yield	0.00%
d) estimated average life (in years)	3.00

Other stock based compensation

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees and non-employee directors in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services” (“EITF 96-18”). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

Comprehensive income

The Company has adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in consolidated financial statements. The Statement requires only additional disclosures in the financial statements; it does not affect the Company’s financial position or results of operations. The Company has no material components of other comprehensive income or accumulated other comprehensive income.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for doubtful accounts and finance charges, deferred income taxes valuation allowance, and sales incentives.

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

Intangible assets

At the beginning of fiscal year 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets (SFAS 142).” Under the provisions of SFAS 142, if an intangible asset is determined to have indefinite useful life, it will not be amortized until its useful life is determined to no longer be indefinite. An intangible asset that is not subject to amortization shall be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Comparative amounts

Certain amounts from the previous year have been reclassified to conform with the current year’s presentation.

New pronouncements

On April 30, 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company adopted this Statement effective April 30, 2002. Adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

On July 30, 2002 the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires costs associated with exit or disposal activities to be recognized when the costs are incurred, rather than at the date of commitment to an exit or disposal plan. The provisions of SFAS No. 146 are effective for disposal activities initiated after December 31, 2002. The adoption of this statement did not have a material impact on the Company’s financial position, results, or operations.

In October 2002, the FASB issued SFAS No. 147, “Acquisition of Certain Financial Institution.” an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9 Adoption of SFAS No. 147 does not have a material impact on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company does not currently intend to adopt the fair value based method of measuring compensation associated with stock awards and grants. As a consequence of continuing to utilize the intrinsic value method of measuring such compensation, the Company will be required to provide additional disclosures in its quarterly financial statements which will reflect the impact on net income and earnings per share on a pro forma basis as if the Company had applied the fair value method to stock-based employee compensation.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of Interpretation No. 45 became effective for periods ending after December 15, 2002. The recognition and measurement provisions of Interpretation No. 45 became effective January 1, 2003. This statement did not have a material impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” The objective of this interpretation is to provide guidance on how to identify a variable interest entity (“VIE”) and determining when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and /or receive a majority of the entity’s expected residual returns, if they occur. FIN 46 also requires additional disclosure by primary beneficiaries and other significant variable interest holders. Certain provisions of this interpretation became effective upon issuance. As of January 31, 2003 the Company does not have any VIE.

3.	Receivable from Affiliate

On May 31, 2001, IABI entered into an agreement with an affiliated corporation (collectively known as W4) whose main purpose was to provide Internet connectivity via satellite to markets primarily located throughout Central and South America. IABI’s chairman was a director of W4, however he abstained from voting on IABI board actions related to W4. Additionally, another board member of IABI acted as a business manager for W4 receiving $45,000 in fees for his services and he also, abstained from voting on IABI board actions relating to W4.

Under the agreement with W4, IABI provided partially secured funds designated for certain expenditures. As of January 31, 2002, IABI had advanced $667,000 and deemed the note impaired because of the apparent lack of collateral value and the remote possibility of being repaid from the future cash flows of W4 whether from operations or a future financing. Consequently, an impairment of $667,000 was taken against the note receivable from W4 as of January 31, 2002.

During the first quarter of fiscal year 2003, individuals, who were not related parties of IABI, and who invested in W4 prior to IABI’s investment were funding W4 on a short-term basis. This short term financing was part of W4’s on-going attempt to raise additional funding from non-affiliated entities other than IABI. In an attempt to increase the likelihood of IABI receiving reimbursement for funds advanced to W4, IABI issued warrants to purchase IABI stock to the individuals who advanced funds to W4 during the first quarter of fiscal year 2003. These warrants as described in Note 9, were issued at fair market value and are exercisable over a two-year period. The related stock based compensation was expensed by IABI during the first quarter of 2003.

During the fiscal year 2003, W4 relinquished equipment and intangibles to IABI and closed down their business. These assets were subsequently passed through to Net 4 Power for a $325,000 note receivable. The transaction was not recorded on the balance sheet, because of the uncertainty of collection. A director for IABI is a director of Net 4 Power. This note receivable remains a part of the impairment that was recorded in fiscal year 2002. The balance was written off and taken as a current year tax loss. There was no effect on current year earnings.

Should Net 4 Power’s collateral value or the net present value of future cash flows change in the future, the allowance could be reduced showing commensurate income within our statements.

4	Balance sheet components

	2003	2002

	$	$
Short-term investments
Certificates of deposit	207	100

Accounts receivable
Trade	1,545	1,167
Allowance for finance charges	(51)	(27)
Allowance for doubtful accounts	(5)	(6)
Other	—	1

	1,489	1,135

Inventories
Raw materials	541	392
Finished goods	501	287

	1,042	679

Property, plant and equipment
Land	1,503	—
Buildings (leasehold improvements)	603	589
Equipment	3,841	2,461
Construction in progress	117	—

	6,064	3,050
Less: Accumulated depreciation	(2,093)	(1,709)

	3,971	1,341

Accounts payable and accrued liabilities
Accounts payable
Trade	735	601
Other	36	230
Accrued liabilities
Payroll	185	72
Other	339	90

	1,295	993

5	Intangible assets

Intangible assets consist of deferred loan fees, patents, trademarks and designs. Upon adoption of SFAS 142, the Company reassessed the useful lives of intangible assets and determined the useful lives are appropriate in determining amortization expense. The balance of intangible assets, as of January 31, is as follows:

	2003	2002

	$	$
Patents, trademarks, and designs	137	294
Capitalized loan fees	30

	167	294
Less accumulated amortization	(68)	(189)

	99	105

Amortization expense for intangible assets for the fiscal years ended January 31, 2003 and 2002 was $66,000 and $44,000 respectively. Estimated remaining amortization expense is as follows:

Year Ending
January 31,

2004	$31
2005	31
2006	23
2007	14

$99

During 2003, $30,000 of loan fees were capitalized. These fees relate to the bond financing of the Company’s new production facility. See footnote 15.

The Company’s subsidiary, Absorption Corp, acquired the assets of a hydro mulch manufacturer, Advanced Fibers, LLC, in February 2002 for $35,200, the fair market value. The Company additionally acquired the technology and processing rights for $10,000, which is amortized over a 5-year period. As part of the acquisition, a finder’s fee of $19,000 was paid to the owners of Advanced Fibers for assisting in arranging a three-year hydro mulch manufacturing contract between Absorption Corp and Mat, Inc. The contract calls for the production of 21,000 tons of product over the life of the contract. The company is amortizing the finder’s fee over the life of the contract. A fee of $12,500 was paid to the owners of Advanced Fibers for assisting with technical support, and was expensed in 2003.

6	Fair value of financial instruments

The fair value of cash and cash equivalents, short-term investments, accounts receivable, loan to related party, accounts payable, and accrued liabilities, and due to related parties approximate their carrying value due to the relatively short-term maturities of these instruments.

7	Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, and trade accounts receivable. Receivables arising from sales to customers are generally not significant individually and are not collateralized; as a result, management continually monitors the financial condition of its customers to reduce the risk of loss. The Company invests its cash and cash equivalents in high quality issuers. The Company, in the normal course of business, maintains cash balances in excess of the Federal Deposit Insurance Corporation’s insurance limit. At January 31, 2003 and 2002, cash and cash equivalents of $3,258,000 and $3,860,000, respectively, were invested with various local and national banks and brokerages. The Company had one and two customers, individually exceeding 10% of accounts receivable, accounting for 40% and 41% of total trade accounts receivable at January 31, 2003 and 2002, respectively.

8	Operating line of credit

During the year ended January 31, 2003, the Company renewed a short-term bank line of credit for up to $1,500,000, which is secured by the accounts receivable and inventory of Absorption. Interest is payable on funds advanced at the U.S. rate of prime plus 0.75%. The line of credit matures in January 2004. The funds available for advance to the Company by the lender are limited to 75% of Absorptions eligible accounts receivable and 40% of Absorptions eligible inventory. The Company has not drawn any funds from the line of credit.

9	Capital stock

Common stock

Holders of common shares are entitled to one vote per share and to share equally in any dividends declared and distributions in liquidation.

During fiscal year 2003, Absorption repurchased 3,199 of the Company’s common shares for $9,000. This transaction has been accounted for as a reduction in the common stock component of stockholders’ equity. The shares were cancelled in 2003.

During fiscal years 2003 and 2002, 8,400 and 98,868 options, respectively, were exercised into common stock for proceeds of $13,000 and $83,000, respectively.

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

During September 2001, IABI repurchased 55,046 common shares at an average share price of 1.86 per share and retired the shares under the Securities and Exchange Commissions temporary rule change for stock buy backs. An additional 50 shares were also repurchased at the fair market value and subsequently retired.

Stock options

The Company has a Stock Option Plan (“the Plan”) dated May 1993, as amended, for the granting of stock options to purchase common stock. The Board of Directors may grant options to employees, non-employee directors, and others as it deems appropriate provided the number of common shares which may be sold pursuant to the options granted under the Plan shall not exceed, in the aggregate, 712,500 common shares of the Company. Options may be issued for a term of up to 10 years at an exercise price to be determined by the Compensation Committee of the Board, provided the exercise price is at least equal to the fair market value of the Common Shares on the date of grant for each incentive stock option or an amount equal to no less than 85% for each non-qualified stock option. The period after which options vest can vary and is subject to the discretion of the Compensation Committee. No option shall be transferable by the option holder otherwise than by will or the laws of descent.

The following table summarizes activity under the Company’s stock option plan for the years ended January 31, 2003 and 2002:

		2003		2002
		Weighted		Weighted
		average		average
	Shares	price	Shares	price

		$		$
Outstanding — Beginning of year	622,062	1.91	445,011	1.72
Granted	10,000	1.65	413,800	1.80
Exercised	(8,400)	1.54	(98,868)	0.83

		2003		2002
		Weighted		Weighted
		average		average
	Shares	price	Shares	price

		$		$
Repurchased			(35,648)	0.80
Surrendered or expired	(206,262)	2.14	(102,233)	1.98

Outstanding — End of year	417,400	1.80	622,062	1.91

Vested	407,400	1.80	208,262	2.16

The following table summarizes information about options outstanding at January 31, 2003:

		Weighted
	Number	average	Number	Weighted
Range of	outstanding at	remaining	exercisable	average
exercise	January 31,	contractual life	at January 31,	Exercise
prices	2003	(months)	2003	price

$	$		$	$
1.80	397,400	22	397,400	1.80
1.65	10,000	18	—	1.65
1.84	10,000	8	10,000	1.84

1.65 — 1.80	417,400	22	407,400	1.80

At January 31, 2003 and 2002, the Company has 295,100 and 90,438, respectively, remaining stock options available to be granted until May of 2003.

During June 2002, the stockholders approved a new stock option plan that would replace the May 1993 plan which was set to expire May 19, 2003. The new plan will become effective May 20, 2003 subject to the satisfaction of applicable British Columbia and U.S. federal and state regulatory requirements. Under the new plan, options granted shall not exceed in the aggregate 1,100,000 common shares of the Company. Options may be issued for a term of up to 10 years. The exercise price must at least equal the fair market value of the common shares on the date of grant for each incentive stock option or an amount equal to no less than 85% for each nonqualified stock option.

Warrants

The following table summarizes the Company’s warrant activity for the years ended January 31, 2003 and 2002.

	Number of
	underlying	Exercise
	shares	prices

		$
Outstanding — January 31, 2001	12,500	0.80
Surrendered or expired	(12,500)	0.80

Outstanding — January 31, 2002	—	—
Issued	44,120	$2.25 to $2.29
Surrendered, expired, or repurchased	—	—

Outstanding — January 31, 2003	44,120	$2.25 to $2.29

During the first quarter of fiscal year 2003, the Company issued warrants to purchase 44,120 common shares of the Company, to certain non-affiliated investors in W4, a related company, in exchange for their investment in W4. The exercise price of the warrants was made at the fair market value ranging from $2.25 to $2.29. Stock based compensation of $48,000 relating to the warrants was recognized during the first quarter of 2003.

During fiscal year 2002, the Company repurchased 12,500 warrants from the holder for an expense of $9,375.

10	Related party transactions

General and administrative expenses for 2003 and 2002 included $54,000 and $65,000, respectively, for office rent and related services which were incurred on a cost reimbursement basis from a corporation owned and controlled by an officer and director of the Company. At January 31, 2003 $5,000 was due to this related party.

During 2003, the Company loaned $25,000 to an officer of the Company. This note accumulates interest at prime rate (as per the Bank of Montreal), non-compounding, commencing May 9, 2002. The note is due May 2, 2003. There have been no changes to the terms of the note since its inception.

A director of the Company was paid $54,000 during fiscal 2002 for management and consulting services relating to the purchase of a Advanced fibers, LLC (Note 5) and the investment in W4.

During 2001, the company loaned a total of $215,000 to officers and directors of the company for the purpose of purchasing its common shares. The loans were paid in full in October 2001.

11	Income taxes

The components of earnings (loss) before income taxes are as follows:

	2003	2002

	$	$
U.S.	2,438	1,727
Canada	(211)	(146)

	2,227	1,581

The components of the provision (recovery) for current income taxes consists of the following:

	2003	2002

	$	$
U.S.	9	44
Canada	(23)	23

	(14)	67

The components of the provision for deferred income taxes consist of the following:

	2003	2002

	$	$
U.S.	738	466
Canada	—	—

	738	466

The 2003 and 2002 provision for income taxes reflects benefits from the utilization of a U.S. net operating loss carryforward of $593,000 and $803,000 respectively.

The provision for income taxes differs from the amount computed by applying the statutory income tax rate to net income before taxes as follows:

	2003	2002

	$	$
Income tax at statutory rate (Canadian)	925	705
Difference in foreign tax rate	(183)	(183)
Permanent differences	2	38
Cancelled options		54
Change in valuation allowance	(52)	(306)
Losses expired	82	215
Other differences	(50)	10

	724	533

Deferred income taxes are provided for temporary differences. Deferred income tax assets and liabilities are comprised of the following:

	2003	2002

	$	$
Deferred income tax assets
Net operating loss carryforward	862	1,568
Intangibles	22	4
Non-deductible accrued liabilities and other	47	10
Reserves and other	63	61
Alternative minimum tax credit carryforward	83	98
Valuation allowance	(784)	(836)

	293	905

Deferred income tax liabilities
Property, plant and equipment	(182)	(56)

The Company has tax losses from prior years which are available to offset taxable income of future years. These tax losses expire as follows:

	U.S. operations		Canadian operations

	Loss		Loss
	carryforward	Expiry date	carryforward	Expiry date

	$		$
Year incurred
1996	376	January 31, 2011	620	January 31, 2004
1997	35	January 31, 2012	332	January 31, 2005
1998	—	January 31, 2018	198	January 31, 2006
1999	2	January 31, 2019	202	January 31, 2007
2000	—	January 31, 2020	174	January 31, 2008
2001	—	January 31, 2021	208	January 31, 2010

	413		1,734

The Company has recorded a valuation allowance against deferred tax assets which primarily relates to uncertainties related to utilization of Canadian Net Operating Loss Carryforwards. The valuation allowance decreased by $52,000 and $306,000 during the years ended January 31, 2003 and 2002, respectively.

12	Commitments and Contingencies

Operating leases

Substantially all of the Company’s office, plant, and warehouse facilities are leased under operating leases. Rental expenses for these facilities under lease agreements for the year ended January 31, 2003 and 2002 were $372,000 and $48,000, respectively. The current lease agreement with the Port of Bellingham expires in August 2005 for the plant and 2003 on warehouse space and new office space. Future minimum operating lease payments for leases longer than one year from January 31, 2003 relating to the leased land facilities are as follows:

$

2004	17,000
2005	17,000
2006	9,000

43,000

During the fiscal year 2003, the Company purchased land in Whatcom County, Washington to be the site for its new production facilities and office space.

Manufacturing contract

During 2003, Absorption Corp signed a manufacturing contract with Mat, Inc. The contract calls for the production of 21 tons of product over the three year life of the contract, with Mat, Inc. purchasing all of the product. The contract expires in January 2005.

Legal matters

In the normal course of business, the Company may be party to various legal claims, actions, and complaints. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

13	Segmented information

The Company is involved primarily in the development, manufacture, distribution, and sale of absorbent products. Its assets are located in the United States, and its operations are primarily conducted in the United States. The Company defines its business segments based upon the market in which its customers sell products. The Company operates principally in three business segments, the animal care industry, the industrial cleanup industry, and the Hydro-mulch industry. Company management evaluates its segments based upon the operating income before depreciation and amortization generated by each segment. Depreciation and amortization are managed on a consolidated basis and are not allocated to individual segments. There are no intersegment transactions or significant differences between segment accounting and corporate accounting basis.

Business segment data

	2003

	Animal care	Hydro-Mulch	Industrial	Consolidated

	$	$	$	$
Revenues	14,908	74	1,095	16,077
Operating costs and expenses	(12,531)	(121)	(900)	(13,552)

Operating income before depreciation, amortization & investment income	2,377	(47)	195	2,525

Depreciation and amortization				(346)
Interest income				48

Net income before taxes and tax asset recovery				2,227

Assets	8,965	642	702	10,309
Capital expenditures	2,158	654	158	2,970

	2002

	Animal care	Hydro-Mulch	Industrial	Consolidated

	$	$	$	$
Revenues	11,010	—	1,172	12,182
Operating costs and expenses	(8,741)	—	(1,085)	(9,826)

Operating income before depreciation, amortization & investment income	2,269	—	87	2,356

Depreciation and amortization				(245)
Interest income and impairment of receivable, net				(530)

Net income before taxes and tax asset recovery				1,581

Assets	6,909	—	1,348	8,257
Capital expenditures	146	—	18	164

     Sales revenues by geographic areas are as follows:

	2003	2002

	$	$
United States	15,380	11,556
Canada	158	279
Other countries	539	347

	16,077	12,182

Two customers from the Animal Care segment represent 10% or more of the Company’s sales revenues.

	2003	2002

	$	$
Customer A	3,941	2,992
Customer B	2,945	1,577

14. Earnings per share

	2003

	Income	Shares	Per share
	(numerator)	(denominator)	amount

	$		$
Basic earnings per share
Net income available to shareholders	1,503,000	5,663,001	.27
Effect of dilutive securities
Warrants		—
Options to purchase shares		87,080
Diluted earnings per share

Net income available to shareholders	1,503,000	5,750,081	.26

		2002

	Income	Shares	Per share
	(numerator)	(denominator)	amount

	$		$
Basic earnings per share
Net income available to shareholders	1,048,000	5,639,187	0.19
Effect of dilutive securities
Warrants		4,818
Options to purchase shares		62,382

Diluted earnings per share
Net income available to shareholders	1,048,000	5,706,387	0.18

15. Subsequent events

Subsequent to January 31, 2002

a)	In March of 2003, the Company was approved for listing on the American Stock Exchange. Approval was based upon the Exchange Listing Qualifications Panel’s determination that company satisfies the minimum Alternative Listing Standards. Effective March 21, 2003 the Company began trading under the symbol IAX.

b)	During March of 2003, the Company granted 189,420 stock options to employees and non-employee directors and 16,180 stock options to consultants, with the exercise price of $2.10, which was equal to the fair market value on the date of grant. Under APB No. 25, no compensation expense is recognized for stock options granted to employees and non-employee directors. For the stock options granted to consultants, $22,000 will be recognized over the vesting period based on the fair market value at the date of grant in accordance with SFAS No. 123. Had the Company determined compensation expense for the employee and non-employee stock options based on fair market value at the date of grant, additional compensation would be $276,000. This would be recognized over the vesting period of the options. The fair value was estimated using the Black Sholes option pricing model with the following assumptions; divided yield of $0; expected volatility of 102.9%; risk free rate of 2.04%, and expected life of three years.

c)	Subsequent to year end, the Company has entered into contracts with subcontractors for the construction of its new corporate production and warehouse facility in Whatcom County, Washington. The total obligation on these contracts is $2,361,000.

d)	In March of 2003, the Company completed a $2,910,000 bond financing. The proceeds of the financing are to be used for the construction of a new facility to house production lines and corporate offices located in Whatcom County, Washington. The bonds are comprised of $2,355,000 as tax exempt and $555,000 as taxable. The bonds were issued through the Washington Economic Development Finance Authority in Washington State. The purchaser and holder of the bonds is GE Capital Public Finance. The tax exempt bonds have an initial rate of 5.63%, which lowers to 5.38% on October 1, 2003. The term of these bonds is 190 months, with interest only payments for the first 52 months. The taxable bonds have an initial rate of 5.78%, which lowers to 5.53% on October 1, 2003. The term of these bonds is 52 months.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

For information with respect to our officers and directors, see our definitive Proxy Statement (“Proxy Statement”) for our Annual Meeting of Shareholders to be held June 25, 2003 (“Annual Meeting”), which is incorporated herein by reference.

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 by our directors and executive officers and holders of ten percent of a registered class of our equity securities is incorporated in this item by reference from our Proxy Statement for our Annual Meeting.

ITEM 10.	EXECUTIVE COMPENSATION

The information required by this item regarding compensation of executive officers and directors is incorporated herein by reference from the Proxy Statement for our Annual Meeting.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

For information with respect to the security ownership of directors and executive officers, see the Proxy Statement for our Annual Meeting, which in incorporated herein by reference.

The information required by this item regarding equity compensation plan information is incorporated herein by reference from the Proxy Statement for our Annual Meeting.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information with respect to certain relationships and related transactions, see the Proxy Statement for our Annual Meeting, which is incorporated herein by reference.

ITEM 13.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as a part of this Report.

(1)	Financial Statements

The following documents are filed as a part of this report:
Report of Moss Adams LLP, Certified Public Accountants on the Consolidated Financial Statements of the Company for the Fiscal Year Ended January 31, 2003 and 2002.

Consolidated Financial Statements for the Fiscal Period Ended January 31, 2003:
As at January 31, 2003 and 2002
Consolidated Balance Sheets

For the Fiscal Years Ended January 31, 2003 and 2002
Consolidated Statement of Earnings
Consolidated Statement of Stockholders’ Equity
Consolidated Statement of Cash Flows
Notes to Consolidated Financial Statements

Quarterly Reports For the Three, Six and Nine Months Periods Ended:
April 30, 2002 on SEC Form 10-QSB Filed June 6, 2002
July 31, 2002 on SEC Form 10-QSB Filed September 10, 2002
October 31, 2002 on SEC Form 10-QSB Filed December 10, 2002

(2)	Financial Statement Schedules

Financial Statement Schedules have been omitted because they are not applicable or are not required or the information to be set forth therein is included in the Consolidated Statements of Earnings or notes thereto.

(3)	Exhibits

                    The exhibits listed on the Exhibit Index at page are filed as part of this report.

(b)	Reports on Form 8K

Current Report on Form 8-K filed on November 4, 2002 reporting the execution of a land purchase agreement.
Current Report on Form 8-K filed on November 19, 2002 reporting an increase in the size of the board of directors and appointment of new director.
Current Report on Form 8-K filed on March 13, 2003 reporting the approval of the application for initial listing of its common stock on the exchange.
Current Report on Form 8-K filed on March 25, 2003 reporting the issuance of industrial revenue bonds to finance a new manufacturing facility.

ITEM 14.	CONTROLS AND PROCEDURES

Within the 90 days prior to the date of filing this Annual Report on Form 10-KSB, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. Subsequent to the date of that evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL ABSORBENTS INC., a British Columbia, Canada corporation

President and Chief Executive Officer

Dated: April 4, 2003

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

Signature	Title	Date

/s/ Gordon L. Ellis Gordon L. Ellis	Chairman of the Board of Directors President & Chief Executive Officer	April 4, 2003

/s/ Stephen H. Silbernagel Stephen H. Silbernagel	Director	April 4, 2003

/s/ John J. Sutherland John J. Sutherland	Director	April 4, 2003

/s/ Douglas E. Ellis	Director	April 4, 2003
Douglas E. Ellis

/s/ Shawn M. Dooley	Director	April 4, 2003
Shawn M. Dooley

/s/ Lionel G. Dodd Lionel G. Dodd	Director	April 4, 2003

/s/ David H. Thompson David H. Thompson	Chief Financial Officer	April 4, 2003

CERTIFICATION PURSUANT TO
EXCHANGE ACT RULE 13a-14

I, Gordon L. Ellis, certify that:

1) I have reviewed this annual report on Form 10-KSB of International Absorbents Inc.;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6) The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 4, 2003

/s/ GORDON L. ELLIS

Gordon L. Ellis
President, Chief Executive Officer
and Chairman of the Board

CERTIFICATION PURSUANT TO
EXCHANGE ACT RULE 13a-14

I, David H. Thompson, certify that:

1) I have reviewed this annual report on Form 10-KSB of International Absorbents Inc.;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6) The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 4, 2003

/s/ DAVID H. THOMPSON

David H. Thompson
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

3.1	Altered Memorandum of Company (Amended).(3)
3.2	Articles of the Company.(1)
10.1	Lease for Bellingham, WA plant between Port of Bellingham and Absorption Corp. dated October 8, 1985 (with modifications and renewals).(1)
10.2	Intentionally left blank – no exhibit.
10.3	Employment Agreement between the Company and Gordon L. Ellis, dated October 1, 1998.(3)
10.4	Intentionally left blank – no exhibit.
10.5	1993 Equity Option Plan and 1993 Stock Option Plan – U.S. Participants.(2)
10.6	Employment Agreement between Absorption Corp. and David Thompson, dated February 1, 2002.(3)
10.7	Tax Exempt Loan Agreement Among GE Capital Public Finance, Inc., as Lender, and Washington Economic Development Finance Authority, as Issuer, and Absorption Corp., as Borrower, dated as of March 1, 2003.(3)
10.8	Taxable Rate Loan Agreement Between GE Capital Public Finance, Inc., as Lender, and Absorption Corp., as Borrower, dated as of March 1, 2003.(3)
10.9	The Commercial Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing made as of March 1, 2003, by the Grantor, Absorption Corp., to the Trustee, First American Title Insurance Company, as Trustee for the benefit of the Beneficiary, GE Capital Public Finance, Inc.(3)
11.1	Basic earnings per share are computed by dividing earnings available to common shareholders, by the weighted average number of common shares outstanding during the year. Diluted earnings per share are computed after giving effect to the exercise of all dilutive outstanding options and warrants. The table in note 14 of the Notes to Consolidated Financial Statements reconciles the denominators used in computing basic and diluted earnings per share.(3)
21.1	List of Subsidiaries of the Company.(3)
23.1	Consent of Moss Adams LLP.(3)
24.1	The power of attorney can be located on the signature page of this Form 10-KSB.(3)
99.1	Certification of Chief Executive Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)

(1)	Incorporated by reference to the exhibits in the Company Registration Statement filed on February 24, 1992, as amended (No. 33-45919).

(2)	Incorporated by reference to the Registration Statement on Form S-8 filed on July 17, 1993 (File No. 33-66178).

(3)	Filed herewith.