Form 10QSB
period 2003-04-30
INTERNATIONAL ABSORBENTS INC
filed 2003-06-10
CIK 813634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2003

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                to

Commission file number: 1-31642

International Absorbents Inc.

(Exact name of registrant as specified in its charter)

Province of British Columbia, Canada (State or other jurisdiction of incorporation or organization)	None (IRS Employer Identification Number)

1569 Dempsey Road
North Vancouver, British Columbia
Canada V7K 1S8

(Address of principal executive offices)

(604) 681-6181

(Registrant’s telephone number, including area code)

State the number of shares outstanding of each of the issuer’s classes of common stock, as of June 3, 2003.

Title of Class	No. of Shares

Common Shares, no par value	5,683,645

INTERNATIONAL ABSORBENTS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(US dollars, in thousands)

	At	At
	April 30, 2003	January 31, 2003

	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$4,047	$3,051
Restricted cash	1,785
Short term investments	211	207
Accounts receivable, net	1,550	1,489
Inventories	1,474	1,042
Prepaid expenses	182	151
Loan to related party	26	26
Deferred income tax asset	91	273

	9,366	6,239
Property, plant and equipment	5,432	3,971
Intangible assets	136	99

	$14,934	$10,309

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	2,668	1,295
Income taxes payable	28	28
Due to related parties		5

	2,696	1,328
Long term liabilities:
Deferred income tax liabilities	170	162
Long term Debt	2,910

	5,776	1,490
SHAREHOLDERS’ EQUITY
Common stock, no par value, 100,000,000 shares authorized 5,676,045 and 5,667,345 issued and outstanding at April 30, 2003 and January 31, 2003, respectively	7,068	7,052
Additional Paid in Capital	449	444
Retained earnings	1,641	1,323

Total shareholders’ equity	9,158	8,819

	$14,934	$10,309

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL ABSORBENTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(US dollars, in thousands, except for per share amounts)

	Three Months Ended

	April 30, 2003	April 30, 2002

	(unaudited)	(unaudited)
Sales	$4,518	$3,688
Cost of goods sold	2,929	1,989

	1,589	1,699
Corporate and administrative expenses:
Marketing and sales	609	554
General and administrative	480	492

	1,089	1,046
Net income from operations	500	653
Interest income	8	26

Net income before income taxes	508	679

Income tax provision	—	—
Deferred income tax provision	(190)	(288)

Net income for the period	$318	$391

Basic earnings per share	$0.06	$0.07
Fully diluted	$0.05	$0.07
Weighted average number of shares outstanding (in thousands)
Basic	5,668	5,662
Diluted	5,840	5,793

INTERNATIONAL ABSORBENTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS
(US dollars, in thousands)

	Three Months Ended

	April 30, 2003	April 30, 2002

	(unaudited)	(unaudited)
Cash flows from operating activities	$451	$906
Cash flows from investing activities	(2,381)	(319)
Cash flows from financing activities	2,926	—

Net change in cash	$996	$587
Cash and cash equivalents, beginning of period	$3,051	$3,806

Cash and cash equivalents, end of period	$4,047	$4,393

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars, in thousands, except where otherwise noted)

1.	Significant Accounting Policies

Basis of consolidation and presentation

The consolidated financial statements include the accounts of International Absorbents Inc. (the “Company”) and its wholly owned subsidiary Absorption Corp (“Absorption”), a Nevada company doing business in Washington State.

These unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States and include the accounts of the Company and its wholly owned subsidiary. All significant inter-company transactions and balances have been eliminated upon consolidation. Our accompanying interim condensed consolidated financial statements do not include all notes normally included in audited annual financial statements and therefore should be read in conjunction with our annual financial statements. The accompanying financial statements include all normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the Company’s financial position at April 30, 2003, its results of operations and statement of changes in cash flows for the three months ended April 30, 2003 and 2002.

New accounting pronouncements

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Company adopted the provisions of SFAS No. 149 and it had no material effect on its results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Company is currently assessing the impact of the provisions of SFAS No. 150, and believes the adoption will not have a material effect on its results of operations or financial position.

Stock-based employee compensation

The Company accounts for stock-based employee and non-employee directors compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the fair value of the Company’s common stock and the amount the employees and non-employee directors must pay to acquire the common stock. Compensation expense is recognized rateably over the option-vesting period.

Compensation expense recognized under APB No. 25 for the grant of options to employees and non-employee directors was $0 and $42,000 during the three months ended April 30, 2003 and 2002, respectively. Had the Company determined compensation costs based on fair value at the date of grant for its awards under a method prescribed by “SFAS” No. 123, the Company’s net earnings and net earnings per share would be as follows:

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

	Three months ended	Three months ended
(in thousands, except per share amounts)	April 30, 2003	April 30, 2002

Net earnings	$318	$391
Stock based compensation recognized	—	42
Additional compensation expense	(60)	(176)

Pro forma net earnings	258	257

Basic earnings per share
As reported	0.06	0.07
Pro forma	0.05	0.05
Diluted earnings per share
As reported	0.05	0.07
Pro forma	0.04	0.04

The pro forma compensation expense reflected above has been estimated using the Black-Scholes option-pricing model. Assumptions used in the pricing model included:

	2003	2002

a) risk free interest rate	2.04%	3.80%
b) expected volatility	103.00%	84.00%
c) expected dividend yield	0.00%	0.00%
d) estimated average life (in years)	3.00	3.00

2.	Share Capital

Common Shares

	Shares	Capital

Common shares outstanding, January 31, 2003	5,667,345	$7,052
Common shares outstanding, April 30, 2003	5,676,045	$7,068

The Company’s share capital grew from $7,052,000 at January 31, 2003 to $7,068,000 at April 30, 2003, due to the exercise of options to purchase common stock.

Options

Stock options outstanding at April 30, 2003 and January 31, 2003 were 614,300 and 417,400, respectively. During the first quarter of fiscal year 2004, the Company granted 189,420 stock options to employees and non-employee directors and 16,180 stock options to consultants, with the exercise price of $2.10, which was equal to the fair market value on the date of grant. Stock based compensation expense for options granted to consultants was $5,000 during the quarter ending April 30, 2003.

Warrants

Warrants outstanding, January 31, 2003	44,120	$2.25 to $2.29
Issued	—	—

Warrants outstanding, April 30, 2003	44,120	$2.25 to $2.29

3.	Segmented Information

The Company is involved primarily in the development, manufacture, distribution and sale of absorbent products. Its assets are located and its operations are primarily conducted in the United States.

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

The Company defines its business segments based upon the market in which its customers sell products. The Company operates principally in three business segments: the animal care industry, the industrial cleanup industry and the hydro-mulch industry.

Management of the Company evaluates these segments based upon the operating income before depreciation and amortization generated by each segment. Depreciation and amortization are managed on a consolidated basis and as such are not allocated to individual segments. There are no intersegment transactions or significant differences between segment accounting and corporate accounting basis.

Business Segment Data – Three Months Ended April 30, 2003

	Animal Care	Industrial	Hydro-Mulch	Consolidated

Revenues	$4,149	$265	104	$4,518
Operating costs and expenses	3,556	245	130	3,931

Operating income (loss) before depreciation and amortization	593	20	(26)	587
Depreciation & amortization				(87)
Interest income				8

Net income before taxes				$508

Capital expenditures	$1,472	$91	$21	$1,584

Business Segment Data – Three Months Ended April 30, 2002

	Animal Care	Industrial	Hydro-Mulch	Consolidated

Revenues	$3,444	$244		$3,688
Operating costs and expenses	2,732	229		2,961

Operating income before depreciation and amortization	712	15		727
Depreciation & amortization				(74)
Interest income				26

Net income before taxes				$679

Capital expenditures	$394	$25		$419

Assets

	Animal Care	Industrial	Hydro-Mulch	Consolidated

At April 30, 2003	$13,423	$796	$715	$14,934
At January 31, 2003	$8,965	$702	$642	$10,309

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

4.	Balance sheet components

	April 31,	January 31,
	2003	2003
	$	$

Inventories
Raw materials	582	541
Finished goods	892	501

	1,474	1,042

Property, plant and equipment
Land	1,503	1,503
Buildings (leasehold improvements)	631	603
Equipment	3,921	3,841
Construction in progress	1,549	117

	7,604	6,064
Less: Accumulated depreciation	(2,172)	(2,093)

	5,432	3,971

5.	Other Items

During the first quarter, the Company completed a $2,910,000 bond financing. The proceeds of the financing are to be used for the construction of a new facility to house production lines and corporate offices located in Whatcom, County, Washington. The Company received the funds on April 11, 2003, from GE Capital. These funds have been placed in an escrow account for Absorption Corp for construction of facilities in Ferndale, WA. Funds are drawn on the account as construction takes place. The escrow account balance (restricted cash) at April 30, 2003 of $1,785,000 is for further construction and equipment purchases.

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We manufacture and distribute both animal care and industrial products. Our wholly owned subsidiary and operating company is Absorption Corp. Absorption’s primary product line is CareFRESH, which is our animal bedding product. CareFRESH is our main source of revenues and, as a result, contributes the majority of our profits. Source of revenues and contribution to profits are the primary factors that we take into account when evaluating what is our core business and how that affects our goals and objectives. We consider our core business to be the activities that surround producing CareFRESH, and selling it to our pet specialty customers. Our business strategy is to promote and grow our core business, and to create diversification in both our production methods and our product lines in an effort to add strength to our business structure. As a result of this business strategy we have dedicated significant resources over the past year to building infrastructure to support our core business and to create more product and customer diversification. We believe that this strategy has started to provide results. Specifically, we continue to grow sales in our core business and improve the production process of our core CareFRESH product. Both of these steps have strengthened the market position of this product. We have also achieved initial success in introducing new products. Even though we are currently experiencing significant initial costs, we believe our progress with the sales of new product lines will continue to move us toward developing multiple sources of income, which we anticipate will help reduce our risk of significant economic hardship due to reduced reliance on sales from only one product.

RESULTS OF OPERATIONS

The following table illustrates our results for the first quarter of fiscal year 2004 as compared to the first quarter of fiscal year 2003. These financial results are discussed below.

(in thousands of U.S. dollars)	April 30, 2003	Percent of Sales	April 30, 2002	Percent of Sales	Percentage Change

Sales	$4,518	100%	$3,688	100%	23%
Cost of Goods Sold	2,929	65%	1,989	54%	47%

Gross Profit	1,589	35%	1,699	46%	(6)%
Corporate & Administrative expenses
Marketing & Sales	609	13%	554	15%	10%
General & Administrative	480	11%	492	13%	(2)%

	1,089	24%	1,046	28%	4%
Profit before under noted items	500	11%	653	18%	(23)%
Interest Income	8	1%	26	1%	(69)%

Profit before taxes	508	11%	679	18%	(25)%
Provision for income taxes
Current	—		—
Deferred	(190)	(4%)	(288)	(8%)	(34%)

Net Income	$318	7%	$391	11%	(19)%

Revenues

The majority of our revenues during the first quarter of fiscal year 2004 resulted from the sales of animal care products. Over the past few years, our goal has been to diversify our product lines and customer base by

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

selling both new products and entering into related product channels. The increase in revenues for the period ended April 30, 2003 as compared to the same period in 2002 was primarily the result of increased sales of our new line of small animal foods, called Supreme Pet Foods, and from placement of our bedding products in the mass merchandise market channel. In addition, we experienced a slight increase in sales of certain lines of our cat litter and a new line of white small animal bedding, CareFRESH Ultra, which was introduced during the fourth quarter of fiscal 2003. Once again, CareFRESH sales were a significant factor in our sales growth. Over the next quarter we expect CareFRESH sales to continue to grow, though not at the rates which have been achieved over the past three years. During the current fiscal year, we also anticipate that Supreme Pet Foods will be a larger contributor to our revenues, and that we will have increased sales of small animal bedding into the mass merchandise market as well as increased sales of CareFRESH Ultra. Moreover, we will continue to investigate and develop opportunities in other product lines and market channels.

Even though we significantly reduced our investment in the marketing of our industrial line of sorbent products several years ago, sales have been maintained at a steady rate. Customers who have been supporters of this line of products for many years continue to purchase them. Unfortunately, issues surrounding our price point continue to outweigh performance in this market. We plan to continue to look for other avenues through which to market these products, but will make no significant marketing investments until a promising path is found. There is no assurance that such distribution channel will be available in the near term, or at all.

During fiscal year 2003, we purchased the assets of a hydro-mulch manufacturing company and signed a three-year manufacturing contract with a marketer of hydro-mulch. The purchase and sales contracts were not consummated until June 2002. The remainder of the summer of fiscal 2003 was used in setting up the manufacturing plant. By the time the plant was running effectively the main hydro-mulch season had passed. We have spent the slow winter months refining our manufacturing process so that we will be capable of meeting the demands of our marketing partner during the coming year. During the first quarter of fiscal year 2004 our production was able to meet market demand for the product and build inventory for the busy summer months.

Gross Profits

For the past year we have been projecting a steady decrease in our gross margin percentage (which is defined as gross profit divided by net sales). A change in product mix is the primary reason for this decrease in gross margin. As we gain momentum in the sales of new product lines that have margins lower than our primary product base, our overall gross margin percentage will decrease. However, even with these lower margins, we expect the increased sales of these products to eventually have a positive effect on our financial results through an increase in total revenues and gross profits. As already stated, we have adopted this business plan of diversifying our product lines and customer base to help strengthen the company for the long term. Even though a portion of this decrease was expected based on our business plan, the trend was accentuated during the quarter ended April 30, 2003 as a result of several factors. The first of these factors was the occurrence of higher than predicted winter energy rates. Current predictions are that energy rates are not going to return to normal levels in the summer. As such, we do not expect short term relief from energy rates. To address this issue we are designing both of our new plants to not only use more economical energy sources, but to also be more energy efficient.

The second factor contributing to our lower gross margin percentage in the first quarter of fiscal 2004 was a small animal bedding promotional program which significantly reduced net sales (net sales are gross sales less direct promotional costs), but was necessary to help off-set lower-than-expected retail store traffic due to the general economy. This program, although costly on a short-term basis, is anticipated to maintain our sales volume and market share and is expected to improve sales over time.

The third factor was costs associated with new product lines. As we strive for more product diversification, we will periodically incur similar costs. We plan to minimize these costs by keeping tight controls on the commissioning of new product lines.

The fourth factor was an increase in the maintenance costs at our Bellingham production facility. These maintenance costs have increased over the same period a year ago due to the fact that we are now running a

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

twenty-year-old plant twenty-four hours a day at rates which are above the original design parameters. We are maintaining it at a high level to prevent failures which could disrupt the flow of product to our customers. Over the next eighteen months, while the new east coast and west coast production facilities are brought on line, these maintenance costs will remain high. Once the old facility has been replaced we expect that the maintenance costs of running the new facility will be lower.

During the balance of fiscal year 2004, we expect that gross profits will once again grow along with an expected increase in sales, but that gross profits will grow on an annual basis at a lower rate than sales. We believe that this will be the result of the increase in sales of new lower margin products, as a percentage of total sales, rather than any decrease in sales of our core products, along with continued elevated energy costs and maintenance costs.

We have now selected a site in Jesup, Georgia where we will construct our new east coast production facility. We will finance the purchase price for this real property and the related construction costs through current cash reserves, cash flow from operations and capital debt. Once construction is completed, which we anticipate may occur in the fourth quarter of fiscal year 2004 or first quarter of fiscal year 2005, we believe there will be a period lasting at least two quarters during which plant commissioning costs will reduce our gross profit. After the completion of the initial commissioning phase, we expect gross profits to improve due to lower production and freight costs.

Sales and Marketing

Sales and marketing expenses for the first quarter of fiscal year 2004 decreased as a percentage of sales as compared to the same quarter of the previous fiscal year. The 10% increase in actual costs that we did experience was a result of our plan to continue to support our core product, CareFRESH, to promote the sales of new product lines, and to introduce our existing animal bedding products into new market channels. During the remainder of fiscal year 2004, we expect to continue to invest marketing dollars at at least the same rate as in the first quarter of fiscal year 2004, with the same strategic goals in mind.

We plan to continue to limit our investment in marketing our industrial line of products. This policy is not expected to change during the next fiscal year, but we will make larger investments if an opportunity is found that has a high probability of significant return.

Due to our marketing agreement with Mat, Inc., relating to the marketing of our hydro-mulch product, we don’t expect there to be a need for any material expenditures on marketing our hydro-mulch product until at least the middle of fiscal year 2004.

General and Administrative

Between the first quarters of fiscal years 2004 and 2003, general and administrative expenses as a percentage of sales decreased from 13% to 11%, respectively. Overall, these expenses decreased by 2% for the quarter as compared to the same period during the previous fiscal year. In the past several years we had focused on reducing our overhead costs. This was a strategy that we believe had helped us become profitable and remain profitable. As our sales have increased, our general and administrative resources became stretched. We determined that for us to grow at our targeted rates, we would need to upgrade our infrastructure in terms of personnel, information systems, and general resources. Certain of these investments have been incremental changes, that have now been implemented and which we expect will become more financially efficient as our sales grow, although we cannot assure that they will achieve the planned efficiencies. The majority of the implementation of this infrastructure upgrade has now been completed, but there may continue to be some further costs during the balance of the current fiscal year. Since general and administrative costs includes depreciation and amortization, we expect significant increases in these categories during the final quarters of the current fiscal year and the first two quarters of fiscal 2005 as our new production facilities are brought on line. Also beginning with the second quarter of fiscal year 2004 we will incur expenses related to moving into our new Whatcom County facility.

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

Interest Income

Interest income decreased during the quarter ended April 30, 2003 as compared to the quarter ended April 30, 2002 because interest rates in general were at extremely low levels in comparison to the previous year. This income item is expected to remain low during the balance of fiscal year 2004 as a result of continued predicted low interest rates and on-going cash investments in property, plant and equipment.

Income Taxes

Since fiscal year 1999, Absorption has been profitable and has been able to offset the payment of income taxes with the accumulated losses from previous years. Because Absorption has demonstrated consistent and continuing profitability, the tax benefits of unused net operating losses for U.S. operations have been and are currently shown as an asset on our consolidated balance sheet. During the first quarters of fiscal year 2003 and 2004, $288,000 and $190,000, respectively, of the deferred tax benefit was recognized in the income tax provision, representing the utilization of the net operating loss benefit. The 2004 amount also includes accelerated tax deductions from capital investments. Over the next year, this provision is expected to continue to be at least partially funded from accelerated tax deductions related to our investment in new production facilities.

Net Income

Our net income decreased by 19% in the first quarter of fiscal year 2004 as compared to the first quarter of fiscal year 2003. The decrease in net income was primarily due to the reduction of gross profits. The reduction in gross profit and the increase in marketing expenses were expected as they were part of our plan to strengthen our core product and diversify our business activities. The investments we made in achieving these goals and building infrastructure to strengthen our future are most clearly illustrated by our “profit before under noted items.” In the first quarter of fiscal year 2003 this amount was 18% of sales. In the first quarter of fiscal year 2004 it was 11% of sales. This decrease is within the range we predicted to have while going through this period of significant capital expansion, while continuing to increase sales. Even though gross profit margins were lower than expected, we were able to off-set that decrease by continuing to control both sales and marketing and general and administration expenses. It is our goal to grow this percentage back up to higher levels, but we do not expect to do so for at least two more years. We believe that we have now put in place the majority of the infrastructure needed to support our growth goals and therefore do not anticipate incurring additional expenditures that would significantly reduce this gross profit percentage.

LIQUIDITY AND CAPITAL RESOURCES

	As of April 30, 2003	As of January 31, 2003

Financial Condition
Total Assets	$14,934	$10,309
Total Debt	5,776	1,490
Total Equity	9,158	8,819
Debt/Equity Ratio	0.63	0.17
Assets/Debt ratio	2.59	8.11
Working Capital
Current Assets	9,366	6,239
Current Liabilities	2,696	1,328
Current Ratio	3.47	4.69
Cash Position
Cash & Short Term Investments	4,258	3,258
Cash Generated from Operations	451	*2,343

*	for the year ended January 31, 2003

As used above the “current ratio” is defined as current assets divided by current liabilities.

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

Financial Condition

During the first quarter of fiscal year 2004, we had a significant increase in assets. The majority of this increase came from an increase in our property, plant and equipment resulting from the early phases of the construction of our new production facility located in Whatcom County, Washington. We also entered into our first long-term debt instruments to finance a portion of this new facility. In March 2003, we completed a $2,910,000 bond financing. The proceeds of the financing are to be used for the construction of a new facility to house production lines, warehouse space and corporate offices located in Whatcom County, Washington. The bonds are comprised of $2,355,000 as tax exempt and $555,000 as taxable. The bonds were issued through the Washington Economic Development Finance Authority in Washington State. The purchaser and holder of the bonds is GE Capital Public Finance. The tax exempt bonds have an initial rate of 5.63%, which lowers to 5.38% on October 1, 2003. The term of these bonds is 190 months, with interest-only payments for the first 52 months. The taxable bonds have an initial rate of 5.78%, which lowers to 5.53% on October 1, 2003. The term of these bonds is 52 months. The indebtedness underlying our bonds is secured by a mortgage on our real property and a security interest in our assets. If we are in default under the agreements governing our indebtedness, the creditors may be able to foreclose on our property and assets, which would substantially harm our business and financial condition. The funds from the sale of the bonds will be held in escrow and released at a 85% rate as the building is completed. Ten percent of the bond proceeds will be held back until an occupancy permit is issued by Whatcom County authorities. In relation to the tax exempt bonds, we have warranted that we will follow tax exempt bond rules as dictated by the Internal Revenue Service, the most significant of which is a maximum allowable expenditure of $10,000,000 on capital assets in Whatcom County for three years proceeding the issuance date and three years following the issuance date. In the event that we intend to exceed the $10,000,000 limit, we will have to pay off the tax exempt bonds before doing so.

Short-term debt increased with additional operating activity and expenses related to the construction of the new production facility, which resulted in a decrease in our current ratio. Our debt to equity ratio has remained low even though we are undergoing considerable capital expansion. During fiscal year 2004, we expect that our long-term debt will increase significantly because we will use debt as a significant source of funds to finance our facility expansion. We anticipate that a corresponding change will occur in our debt to equity ratio in fiscal year 2004, although we expect this ratio to remain below 1.00.

Working Capital

Our balance of current assets increased during the first quarter of fiscal year 2004 due to cash generated from operations and cash received as a result of long-term debt incurred. Current liabilities, mostly in the area of accounts payable, increased as a result of increased operating activities and short-term payables related to the construction of our new west coast production facility. This resulted in a decrease in our current ratio for fiscal year 2003, although the ratio remained at a relatively high level. Our current ratio is expected to decrease during fiscal year 2004 as additional investments are made in a new production facility in Whatcom County and in a second facility in Jesup, Georgia.

Cash Position

Unrestricted cash increased during the first quarter of fiscal year 2003. Even though we invested significantly in capital infrastructure, enough cash was generated from operations to improve our cash position. We expect to continue to generate cash from operations at increasing rates. The amount of increase will be directly proportional to the increase in sales we are able to achieve, and we will continue to closely monitor both current liabilities and current assets. As of April 30, 2003 $1,785,000 of our cash was restricted as the result of an escrow agreement attached to our industrial revenue bond financing. The agreement requires the cash to be released from escrow as portions of the new Whatcom County production facility are completed.

Cash Generated from Operations

We continued to generate cash from operations during the first quarter of fiscal year 2004, although at a lower level than generated during the same period for the previous year. During the first quarter of fiscal year 2003 we generated $906,000 as compared to $451,000 generated during the first quarter of fiscal year 2004. Since

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

$2,343,000 of cash was generated from operations during the entire 2003 fiscal year, the average for the second, third, and fourth quarters of fiscal year 2003 was $479,000 per quarter. As a result, the amount of cash generated from operations during the current first quarter was consistent with recent trends. If our sales continue to increase and we are able to continue to profitably produce our product, we should be able to continue to generate cash from operating activities.

Financing and Investing Activities

Cash from financing activities during the quarter ended April 30, 2003 resulted in $2,926,000 in cash being provided. The majority of the cash received was the result of cash being received from the issuance of industrial revenue bonds, with $16,000 being received from the exercise of stock options. A significant amount of cash was used in the same quarter of fiscal year 2003 in investing activities. The vast majority of the cash that was used during the first quarter of fiscal year 2003 was for the purchase of property, plant and equipment and cash from the industrial revenue bonds which was placed in escrow to be released during the construction of our new west coast facility. During the remainder of fiscal year 2004, we plan to implement a three-phase production expansion plan.

The first phase is already in motion. This is the construction of our new facility in Whatcom County. We are currently operating in five separate leased facilities in Whatcom County, Washington. This new facility, which is being financed approximately half through debt and half through cash, will consolidate four of these leased facilities, resulting in what we anticipate to be a saving of approximately $500,000 a year in lease payments. The consolidation of these facilities should also provide us with savings in other expenses related to having facilities spread out in the area. We expect that interest on the debt will be approximately $160,000 a year.

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

The third phase will occur in approximately two years when we will move the Bellingham production facility to the new Whatcom County plant. We believe that this plan will give us the ability to achieve significant cost savings, better serve our customers, expand our production lines, diversify our production capacity, and physically move manufacturing in a manner which is transparent to the users of our products.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the financial statements included in Item 1 of this Quarterly Report. We believe our most critical accounting policies are as follows:

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

minimize credit risk exposure. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. At April 30, 2003 and 2002, management considered all accounts receivable in excess of the allowances for doubtful accounts and finance charges to be fully collectible.

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

Income taxes

We account for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Income taxes and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Allowances are provided for certain deferred tax assets that are not expected to be realized.

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

RISK FACTORS

The following risk factors and other information included in this Quarterly Report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

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

A significant deterioration in the financial condition of one of our major customers could have a material adverse effect on our sales, profitability and cash flow. We continually monitor and evaluate the credit status of our customers and attempt to adjust sales terms as appropriate. Despite these efforts, a bankruptcy filing by a key customer could have a material adverse effect on our business, results of operations and financial condition.

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

We have significant indebtedness.

As of April 30, 2003, we had total indebtedness under our bonds, capitalized-lease obligations and other asset financings of $2,910,000. We make interest payments on the indebtedness under our bonds, which are due in 2007 and 2019. We may incur substantial additional debt in the future. Our indebtedness could limit our ability to obtain necessary additional financing for working capital, capital expenditures, debt service requirements or other purposes in the future; plan for, or react to, changes in technology and in our business and competition; and react in the event of an economic downturn. There is no guarantee that we will be able to meet our debt service obligations. If we are unable to generate sufficient cash flow or obtain funds for required payments, or if we fail to comply with covenants in our indebtedness, we will be in default. The indebtedness underlying our bonds is secured by a mortgage on our real property and a security interest in our assets. If we are in default under the agreements governing our indebtedness, the creditors may be able to foreclose on our property and assets, which would substantially harm our business and financial condition.

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

PART II — OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

a)	List of Exhibits

Exhibit Number	Exhibit Description

3.1	Altered Memorandum of Company (Amended) (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-KSB filed on April 3, 2003).

3.2	Articles of the Company (incorporated by reference to the exhibits to the Company’s registration statement filed on February 24, 1992, as amended (No. 33-45929)).

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K:

1)	On March 24, 2003 a report on Form 8-K was filed with the Securities and Exchange Commission announcing the Company had entered an agreement with GE Capital Public Finance Inc. and Washington Economic Development Finance Authority for the purpose of financing the construction of the new manufacturing facility in Bellingham, Washington.

2)	On March 13, 2003 a report on Form 8K was filed with the Securities and Exchange Commission announcing the initial application to list its shares of common stock on The American Stock Exchange had been approved.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL ABSORBENTS, INC. (Registrant)

Date: June 10, 2003	/s/ Gordon L. Ellis Gordon L. Ellis President & Chief Executive Officer

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

Date:	June 10, 2003

/s/ Gordon L. Ellis

Gordon L. Ellis
President and Chief Executive Officer

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

Date:	June 10, 2003

/s/ David H. Thompson

David H. Thompson
Chief Financial Officer