Form 10QSB
period 2003-07-31
INTERNATIONAL ABSORBENTS INC
filed 2003-09-10
CIK 813634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2003

OR

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of September 10, 2003.

Title of Class	No. of Shares

Common Shares, no par value	5,699,545

INTERNATIONAL ABSORBENTS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(US dollars, in thousands)

	As at	As at
	July 31, 2003	January 31, 2003
	(unaudited)	(audited)

ASSETS
Current assets:
Cash and cash equivalents	$2,060	$3,051
Restricted Cash	1,357	—
Short term investments	211	207
Accounts receivable, net	1,361	1,489
Inventories	1,514	1,042
Prepaid expenses	169	151
Receivable from related party	—	26
Deferred income tax asset	134	273

	6,806	6,239
Property, plant and equipment	7,363	3,971
Intangible assets	190	99

	$14,359	$10,309

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	1,669	1,295
Related party payable	—	5
Current portion of long-term debt	119	—
Income taxes payable	19	28

	1,807	1,328
Long term liabilities:
Deferred income tax liability	262	162
Long-term debt	2,764	—

	4,833	1,490
SHAREHOLDERS’ EQUITY
Common stock, no par value, 100,000,000 shares authorized 5,697,045 and 5,667,345 issued and outstanding at July 31, 2003 and January 31, 2003, respectively	7,099	7,052
Additional paid in capital	448	444
Retained earnings	1,979	1,323

Total shareholders’ equity	9,526	8,819

	$14,359	$10,309

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL ABSORBENTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(US dollars, in thousands, except for per share amounts)

	Six Months Ended		Three Months Ended

	July 31, 2003	July 31, 2002	July 31, 2003	July 31, 2002

Sales	$9,349	$7,258	$4,831	$3,570
Cost of goods sold	5,813	4,136	2,884	2,147

	3,536	3,122	1,947	1,423
Corporate and administrative expenses:
Marketing and sales	1,382	1,090	773	536
General and administrative	1,136	1,091	656	599

	2,518	2,181	1,429	1,135
Net income from operations	1,018	941	518	288
Interest income	18	30	10	4

Net income before income taxes	1,036	971	528	292

Income tax provision	(140)	—	(140)	—
Deferred income tax provision	(240)	(321)	(50)	(33)

Net income for the period	$656	$650	$338	$259

Basic earnings per share	$0.12	$0.11	$0.06	$0.05
Fully diluted	$0.11	$0.11	$0.06	$0.04
Weighted average number of shares outstanding (in thousands)
Basic	5,679	5,662	5,689	5,662
Diluted	5,943	5,796	6,005	5,801

INTERNATIONAL ABSORBENTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(US dollars, in thousands)

	Six Months Ended

	July 31, 2003	July 31, 2002

Cash flows from operating activities	$527	$992
Cash flows from (used) in investing activities	(4,449)	(878)
Cash flows from financing activities	2,931	—

Net change in cash	$(991)	$114
Cash and cash equivalents, beginning of period	$3,051	$3,806

Cash and cash equivalents, end of period	$2,060	$3,920
Cash paid for interest	26	—
Cash paid for income taxes	$167	$10

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars, in thousands, except where otherwise noted)

1. Significant Accounting Policies

Basis of consolidation and presentation

The consolidated financial statements include the accounts of International Absorbents Inc. (the “Company”) and its wholly owned subsidiary Absorption Corp (“Absorption”), a Nevada corporation doing business in Washington State.

These unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States and include the accounts of the Company and its wholly owned subsidiary. All significant inter-company transactions and balances have been eliminated upon consolidation. Our accompanying interim condensed consolidated financial statements do not include all notes normally included in our audited annual financial statements and 10-KSB, and therefore should be read in conjunction with our annual financial statements. The accompanying financial statements include all normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the Company’s financial position at July 31, 2003, its results of operations and statement of cash flows for the six months ended July 31, 2003 and 2002.

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

Compensation expense recognized under APB No. 25 for the grant of options to employees and non-employee directors was $0 and $82,000 during the six months ended July 31, 2003 and 2002, respectively. Had the Company determined compensation costs based on fair value at the date of grant for its awards under the method prescribed by SFAS No. 123, the Company’s net earnings and net earnings per share would be as follows:

(in thousands, except per	Six months ended	Six months ended	Three months ended	Three months ended
share amounts)	July 31, 2003	July 31, 2002	July 31, 2003	July 31, 2002

Net earnings	$656	$650	$338	$259
Stock based compensation recognized	—	82	—	41
Additional compensation expense	(150)	(351)	(87)	(176)

Pro forma net earnings	506	381	251	124

Basic earnings per share
As reported	0.12	0.11	0.06	0.05
Pro forma	0.09	0.07	0.04	0.02
Diluted earnings per share
As reported	0.11	0.11	0.06	0.04
Pro forma	0.09	0.07	0.04	0.02

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

The pro forma compensation expense reflected above has been estimated using the Black-Scholes option-pricing model. Assumptions used in the pricing model included:

	2003	2002

a) risk free interest rate	2.04%	3.80%
b) expected volatility	103.00%	84.00%
c) expected dividend yield	0.00%	0.00%
d) estimated average life (in years)	3.00	3.00

2. Share Capital

Common Shares

	Shares	Capital

Common shares outstanding, January 31, 2003	5,667,345	$7,052
Common shares outstanding, July 31, 2003	5,697,045	$7,099

Options

Stock options at July 31, 2003 and January 31, 2003 were 579,030 and 417,400, respectively. Stock based compensation expense for options granted to consultants was $0 during the quarter that ended July 31, 2003, and $4,000 for the six months ended July 31, 2003.

Warrants

Warrants outstanding, January 31, 2003	44,120	$2.25 to $2.29
Issued	—	—

Warrants outstanding, July 31, 2003	44,120	$2.25 to $2.29

Stock based compensation expense for the warrants issued was $0 during the first quarter ending and for the six months ending July 31, 2003.

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

Management of the Company evaluates these segments based upon the operating income before depreciation and amortization generated by each segment. Depreciation and amortization are managed on a consolidated basis and as such are not allocated to individual segments. There are no inter-segment transactions or significant differences between segment accounting and corporate accounting basis.

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

Business Segment Data — Six Months Ended July 31, 2003

	Animal Care	Industrial	Hydro-Mulch	Consolidated

Revenues	$8,627	$497	$225	$9,349
Operating costs and expenses	7,440	439	274	8,153

Operating income (loss) before depreciation and amortization	1,187	58	(49)	1,196
Depreciation & amortization				(178)
Interest income				18

Net income before taxes				$1,036

Capital expenditures	$3,129	$165	$367	$3,661

Business Segment Data — Six Months Ended July 31, 2002

	Animal Care	Industrial	Hydro-Mulch	Consolidated

Revenues	$6,705	$553	$—	$7,258
Operating costs and expenses	5,628	518	—	6,146

Operating income (loss) before depreciation and amortization	1,077	35	—	1,112
Depreciation & amortization				(171)
Interest income				30

Net income before taxes				$971

Capital expenditures	$423	$430	$—	$853

Business Segment Data — Three Months Ended July 31, 2003

	Animal Care	Industrial	Hydro-Mulch	Consolidated

Revenues	$4,478	$232	$121	$4,831
Operating costs and expenses	3,884	194	144	4,222

Operating income (loss) before depreciation and amortization	594	38	(23)	609
Depreciation & amortization				(91)
Interest income				10

Net income before taxes				$528

Capital expenditures	$1,657	$74	$346	$2,077

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

Business Segment Data — Three Months Ended July 31, 2002

	Animal Care	Industrial	Hydro-Mulch	Consolidated

Revenues	$3,261	$309	$—	$3,570
Operating costs and expenses	2,896	289	—	3,185

Operating income (loss) before depreciation and amortization	365	20	—	385
Depreciation & amortization				(97)
Interest income				4

Net income before taxes				$292

Capital expenditures	$29	$405	$—	$434

Assets

	Animal Care	Industrial	Hydro-Mulch	Consolidated

At July 31, 2003	$12,796	$721	$842	$14,359
At January 31, 2003	$8,965	$702	$642	$10,309

Approximately 2.3% and 6% of our sales during the six months ended July 31, 2003 and 2002, respectively, were to foreign customers. Approximately 4.6% and 7% of our sales during the three months ended July 31, 2003 and 2002, respectively, were to foreign customers.

4. Inventories components

	July 31,	January 31,
	2003	2003
	$	$

Inventories
Raw materials	732	541
Finished goods	782	501

	1,514	1,042

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

5. Property, Plant and Equipment

	July 31,	January 31,
	2003	2003
	$	$

Property, plant and equipment
Land	1,503	1,503
Buildings (leasehold improvements)	627	603
Equipment	4,204	3,841
Construction in progress	3,284	117

	9,618	6,064
Less: Accumulated depreciation	(2,255)	(2,093)

	7,363	3,971

6. Subsequent Events

During the first quarter, the Company completed a $2,910,000 Industrial Revenue Bond financing. The proceeds of the financing are being used for the construction of a new facility to house production lines and corporate offices located in Whatcom County, Washington. The Company received the funds on April 11, 2003, from GE Capital. These funds have been placed in an escrow account for Absorption Corp for construction of facilities in Ferndale, WA. Funds are drawn on the account as construction takes place. The escrow account balance (restricted cash) at July 31, 2003 of $1,357,000 is for further construction and equipment purchases.

On August 20, 2003, Absorption purchased approximately fifteen acres of real property, with an existing 41,000 square foot facility, in Jesup, Georgia, located 75 miles southwest of Savannah for $140,000. During August 2003, Absorption entered into a loan agreement with Branch, Banking and Trust Company (“BB&T”) to borrow $4,691,000. Absorption intends to use $1,827,000 of the total proceeds for the purchase of real property and the construction of a manufacturing and warehouse facility, and $2,864,000 will be used for the purchase and installation of manufacturing equipment in the new facility. Total project costs are currently forecasted at $6,155,000, and the Company anticipates that the necessary funds in excess of $4,691,000 will be financed through Absorption’s cash flow.

The loan interest rate is the 30-day LIBOR (1.11% on August 27, 2003) rate plus 2.25%. The loan is amortized over 180 months on real estate and 84 months on equipment, with a balloon due in five years on both.

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We manufacture and distribute both animal care and industrial products. Our wholly owned subsidiary and operating company is Absorption Corp. Absorption’s primary product line is CareFRESH, which is an animal bedding product. CareFRESH provides us with a substantial source of revenues and, as a result, contributes significantly to our profits. Sources of revenues and contribution to profits are the primary factors that we take into account when evaluating what is our core business and how that affects our goals and objectives. We consider our core business to be the activities that surround producing CareFRESH and selling it to our pet specialty customers. Our business strategy is to promote and grow our core business, while at the same time creating diversification in our market channels, our production methods, and our product lines in an effort to add strength to our business structure. As a result, we are currently in the middle of a three-year period where we are dedicating significant resources to both building infrastructure for the support of our core business and to developing more product and customer diversification. We believe that this strategy has started to provide results. Specifically, we continue to grow sales in our core business and improve the production process of our core CareFRESH product, while expanding sales of new products and distributing existing products through new market channels. We believe these steps have strengthened the market position of our products. Even though we are currently experiencing significant initial costs, we believe our progress with the sales of new product lines will continue to move us toward developing multiple sources of income, which we anticipate will help reduce our risk of significant economic hardship that could result from reliance on sales from only one significant product.

RESULTS OF OPERATIONS

The following table illustrates our financial results for the first six months of fiscal year 2004 as compared to the first six months of fiscal year 2003.

First Six Months of Fiscal Year
2004 and 2003

(in thousands of U.S. dollars)	July 31, 2003	Percent of Sales	July 31, 2002	Percent of Sales	Percentage Change

Sales	$9,349	100%	$7,258	100%	29%
Cost of Goods Sold	5,813	62%	4,136	57%	41%

Gross Profit	3,536	38%	3,122	43%	13%
Corporate & Administrative expenses
Marketing & Sales	1,382	15%	1,090	15%	27%
General & Administrative	1,136	12%	1,091	15%	4%

	2,518	27%	2,181	30%	15%
Net income from operations	1,018	11%	941	13%	8%
Interest Income	18	0%	30	0%	(40)%

Net income before taxes	1,036	11%	971	13%	7%
Provision for income taxes
Current	(140)	(1%)	—
Deferred	(240)	(3%)	(321)	(4%)

Net Income	$656	7%	$650	9%	1%

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

This table illustrates our results for the second quarter of fiscal year 2004 as compared to the second quarter of fiscal year 2003.

Second Quarter of Fiscal Years
2004 and 2003

(in thousands of U.S. dollars)	July 31, 2003	Percent of Sales	July 31, 2002	Percent of Sales	Percentage Change

Sales	$4,831	100%	$3,570	100%	35%
Cost of Goods Sold	2,884	60%	2,147	60%	34%

Gross Profit	1,947	40%	1,423	40%	37%
Corporate & Administrative expenses
Marketing & Sales	773	16%	536	15%	44%
General & Administrative	656	14%	599	17%	10%

	1,429	30%	1,135	32%	26%
Net income from operations	518	11%	288	8%	80%
Interest Income	10	0%	4	0%	150%

Net income before taxes	528	11%	292	8%	81%
Provision for income taxes
Current	(140)	(3%)	—
Deferred	(50)	(1%)	(33)	(1%)

Net Income	$338	7%	$259	7%	31%

Revenues

The majority of our revenues during the second quarter of fiscal year 2004 were the result of sales of our animal care products. Over the past few years, our goal has been to diversify our product lines and customer base by selling both new products and entering into additional product channels. Sales of both existing product lines and new product lines contributed to the increase in revenues for the six months and quarter ended July 31, 2003, as compared to the same periods in 2002. The increased sales of new product lines included our small animal food, called Supreme Pet Foods, and we experienced increased sales of our bedding products from further penetration in the mass merchandise market channel. We also saw increased sales of certain lines of our litter products and a new line of small animal bedding, CareFRESH Ultra, which was introduced during the fourth quarter of fiscal 2003. As in prior periods, our flagship product, CareFRESH, also contributed significantly to the increased sales of existing products. Over the next quarter we expect CareFRESH sales to continue to grow, though not at the rates which have been achieved over the past three years. During the current fiscal year, we also anticipate that Supreme Pet Foods and CareFresh Ultra and other new product lines will be larger contributors to our revenues. Moreover, we will continue to investigate and develop opportunities in other product lines and market channels.

Even though we significantly reduced our investment in the marketing of our industrial line of sorbent products several years ago, sales have been maintained at a steady rate. Customers who have been supporters of this line of products for many years continue to purchase these products. Unfortunately, issues surrounding our price point continue to outweigh performance in this market. We plan to continue to look for other avenues through which to market these products, but will make no significant marketing investments until a promising path is found. There is no assurance that such distribution channels will be available in the near term, or at all.

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

manufacturing plant. By the time the plant was running effectively the main hydro-mulch season had passed. We spent the slow winter months refining our manufacturing process so that we were capable of meeting the demands of our marketing partner during the current year. During the first half of fiscal year 2004, our production was able to meet and exceed market demand for the product. We were able to build hydromulch inventory for the two months that production was shut down due to the move to our new facility in Whatcom County, Washington during the second quarter of 2004.

Gross Profits

For the past year we projected a decrease in our gross margin percentage (which is defined as gross profit divided by net sales) for this fiscal year as compared to the previous fiscal year. A change in product mix is the primary reason for this decrease in gross margin. As we gain momentum in the sales of new product lines that have margins lower than our primary product base, our overall gross margin percentage will decrease. However, even with these lower margins, we expect the increased sales of these products to have a positive effect on our financial results through an increase in total revenues and gross profits. As already stated, we have adopted this business plan of diversifying our product lines and customer base to help strengthen the company for the long term. Even though we continue to be affected by factors beyond our control, such as energy prices, we were able to improve our gross margin during the quarter ended July 31, 2003, to 40% (as compared to the quarter ended April 31, 2003 when our gross margin was 35%) and bring it back to the same level as the previous year. As such, the year-to-date reduction in our gross margin was partially offset.

Maintenance costs related to the age of our Bellingham production facility continue to be at higher levels than in previous periods, though not as high as during the first quarter due to improved infrastructure management. These maintenance costs have increased over the same period in the prior year due to the fact that we are now running a twenty-year-old plant twenty-four hours a day at rates which are above the original design parameters. We are maintaining it at a high level to prevent shortages, which could disrupt the flow of product to our customers. Over the next eighteen months, while the new east coast and west coast production facilities are brought on line, these maintenance costs will remain high. Once the old facility has been replaced, we expect that the maintenance costs of running the new facility will be lower.

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

We have now acquired a site in Jesup, Georgia where we will construct our new east coast production facility. We will finance the purchase price for this real property and the related construction costs through current cash reserves, cash flow from operations and long-term debt. Once construction is completed, which we anticipate may occur in the first quarter of fiscal year 2005, we believe there will be a period lasting at least two quarters during which plant commissioning costs will reduce our gross profit. After the completion of the initial commissioning phase, we expect gross profits to improve due to lower production and freight costs.

Sales and Marketing

Sales and marketing expenses, measured as a percentage of sales, remained the same for the first six months of fiscal year 2004 at 15% as compared to the same period of the previous fiscal year and increased slightly to 16% for the second quarter of the fiscal year as compared to 15% during the same quarter in the previous year. Sales and marketing expenses increased by 27% for the first six months of the current fiscal year to $1,382,000, and 44% for the second quarter of the current fiscal year to $773,000, as compared to the same periods of the previous year. These increases were a result of our aggressive plan to continue to support our core product, CareFRESH, to promote the sales of new product lines, and to introduce our existing animal bedding products into new market channels. During the remainder of fiscal year 2004, we expect to continue to invest marketing dollars at similar or higher rate as in the two periods of fiscal year 2004, which we just completed, while maintaining the same strategic goals.

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

We plan to continue to limit our investment in marketing our industrial line of products. This policy is not expected to change during the next fiscal year, but we will make a larger investment if an opportunity is found that has a high probability of significant return.

Due to our marketing agreement with Mat, Inc. relating to the marketing of our hydro-mulch product, we don’t expect a need for any significant material expenditure to market our hydro-mulch product until at least the first quarter of fiscal year 2005.

General and Administrative

For the first six months of fiscal years 2004 and 2003, general and administrative expenses measured as a percentage of sales were 12% and 15%, respectively. For the second quarter of fiscal years 2004 and 2003, general and administrative expenses first measured as a percentage of sales were 14% and 17%, respectively. Overall, the actual expenses increased by 4% for the six months of fiscal year 2004 to $1,136.000 and by 10%for the second quarter of fiscal year 2004 to $656,000 in each case as compared to the same period during the previous fiscal year. In the past several years we had focused on reducing our overhead costs. This was a strategy that we believe had helped us become profitable and remain profitable. As our sales have increased for the past several years, our general and administrative resources became stretched. We determined that for us to grow at our targeted rates, we would need to upgrade our infrastructure in terms of personnel, information systems, and general resources. Certain of these investments have been incremental changes that have now been implemented and which we expect will become more financially efficient as our sales grow, although we cannot assure that they will achieve the planned efficiencies. The majority of the implementation of this infrastructure upgrade has now been completed, but there may continue to be some further costs during the balance of the current fiscal year. Beginning with the third quarter of fiscal year 2004, we will incur expenses related to moving into our new Whatcom County facility.

Interest Income

Interest income decreased during the six months ended July 31, 2003 as compared to the six months ended July 31, 2002 primarily because interest rates in general were at extremely low levels in comparison to the previous year. Interest income for the second quarter of fiscal year 2004 increased as compared to the same quarter in fiscal year 2003, due to the additional cash (restricted) which was a result of our industrial revenue bond proceeds. This income item is expected to remain low during the balance of fiscal year 2004 because of continued predicted low interest rates and on-going cash investments in property, plant and equipment.

Income Taxes

Since fiscal year 1999, Absorption has been profitable for income tax purposes, but has been able to offset the payment of income taxes in the United States with the accumulated losses from previous years. Because Absorption has demonstrated consistent and continuing profitability for income tax purposes, the tax benefits of unused net operating losses for U.S. operations have been fully utilized as of the second quarter of fiscal 2004. During the first six months of fiscal year 2003 and 2004, $321,000 and $240,000, respectively, of the deferred tax benefit was recognized in the income tax provision, representing the utilization of the net operating loss benefit, and accelerated tax deductions from capital investments. Over the next year, this provision is expected to continue to be partially funded from accelerated tax deductions related to our investment in new production facilities.

Net Income

There was a slight increase in our net income in the first six months of fiscal year 2004 as compared to the first six months of fiscal year 2003. Our net income increased in the second quarter of fiscal year 2004 by 27% over the same quarter of the previous year. During the first quarter of fiscal year 2004 our net income decreased, as compared to the same quarter the previous year, mostly due to a reduction in our gross profit. we believe that the factors that caused this reduction during the first quarter were proactively addressed during the second quarter. The result was improved gross profits in the second quarter, which resulted in increased net income for that quarter and also increased net income for the first six months of fiscal year 2004

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

to the point where it was the same as net income for the same period in fiscal year 2003. The overall reduction in gross profit margins and the increase in marketing expenses were expected as they were part of our plan to strengthen our core product and diversify our business activities. The investments we made in achieving these goals and building infrastructure to strengthen our future are most clearly illustrated by our “net income from operations” as reported on our consolidated statements of operations. During the first six months of fiscal year 2003 this amount represented 13% of our sales as reported on our consolidated statements of operations. In the first quarter of fiscal year 2004 this measure represented 11% of our sales. This decrease is within the range we predicted during this period of significant capital expansion and increasing sales. It is our goal to grow this percentage back up to higher levels, but we do not expect to do so for at least two more years. We believe that we have now put in place the majority of the infrastructure needed to support our growth goals and therefore do not anticipate incurring additional expenditures, other than sales and marketing expenses, that would significantly reduce this gross profit percentage.

LIQUIDITY AND CAPITAL RESOURCES

	As of July 31, 2003	As of January 31, 2003

Financial Condition
Total Assets	$14,359	$10,309
Total Liabilities	4,833	1,490
Total Equity	9,526	8,819
Debt/Equity Ratio	0.51	0.17
Assets/Debt Ratio	2.97	6.92
Working Capital
Current Assets	6,806	6,239
Current Liabilities	1,807	1,328
Current Ratio	3.77	4.70
Cash Position
Cash & Short Term Investments	3,628	3,258
Cash Generated from Operations	527	*2,343

*	for the year ended January 31, 2003

As used above the “current ratio” is defined as current assets divided by current liabilities.

Financial Condition

During the first six months of fiscal year 2004, we had a significant increase in assets. The majority of this increase came from an increase in our property, plant and equipment resulting from the construction of our new production facility located in Whatcom County, Washington. We also entered into our first long-term debt instruments to finance a portion of this new facility. In March 2003, we completed a $2,910,000 bond financing. The proceeds of the financing are to be used for the construction of the facility, which will house production lines, warehouse space and corporate offices located in Whatcom County, Washington. The bonds are comprised of $2,355,000 as tax exempt and $555,000 as taxable. The bonds were issued through the Washington Economic Development Finance Authority in Washington State. The purchaser and holder of the bonds is GE Capital Public Finance. The tax exempt bonds have an initial rate of 5.63%, which lowers to 5.38% on October 1, 2003. The term of these bonds is 190 months, with interest-only payments for the first 52 months. The taxable bonds have an initial rate of 5.78%, which lowers to 5.53% on October 1, 2003. The term of these bonds is 52 months. The indebtedness underlying our bonds is secured by a mortgage on our real property and a security interest in our equipment assets, located in Whatcom County, Washington. If we are in default under the agreements governing our indebtedness, the creditors may be able to foreclose on our property and assets, which would substantially harm our business and financial condition. The funds from the sale of the bonds are held in escrow and released at a 85% rate as a percent of total building costs. Ten percent of the bond proceeds will be held back until an occupancy permit is issued by Whatcom County authorities. In connection with the tax exempt bonds, we have warranted that we will follow tax exempt bond rules as dictated by the Internal Revenue Service, the most significant of which is a maximum allowable

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

expenditure of $10,000,000 on capital assets in Whatcom County for three years proceeding the issuance date and three years following the issuance date. In the event that we intend to exceed the $10,000,000 limit, we will have to pay off the tax exempt bonds before doing so.

Short-term liabilities increased due to acquisitions related to the construction of the new facility, which resulted in a decrease in our current ratio. Our debt to equity ratio has remained low even though we are undergoing considerable capital expansion. During fiscal year 2004, we expect that our long-term debt will increase by approximately $4,700,000, as additional debt will be needed to finance our facility expansion located in Jesup, Georgia. We anticipate that a corresponding change will occur in our debt to equity ratio in fiscal year 2004 and we expect this ratio to be approximately 1.00.

Working Capital

We believe that our existing cash on hand, long-term debt, and available line of credit currently provides us with enough cash to meet our existing needs. Our balance of current assets increased during the first six months of fiscal year 2004 due to cash generated from operations and cash received as a result of long-term debt incurred. Current liabilities, mostly in the area of accounts payable, increased as a result of short-term payables related to the construction of our new West Coast production facility. This resulted in a decrease in our current ratio for fiscal year 2003, although the ratio remained at a relatively high level. Our current ratio is expected to decrease during fiscal year 2004 as additional investments are made in a new production facility in Whatcom County and in a second facility in Jesup, Georgia.

Cash Position

Unrestricted cash decreased during the first six months of fiscal year 2004 as a result of cash invested in capital assets. We expect to continue to use cash in expanding our production infrastructure during the balance of the current fiscal year. The year-end cash balance will be determined by our use of cash for capital expansion and the amount of cash we generate from operations. We expect to have lower cash balances by the end of the current fiscal year. We will continue to closely monitor both current liabilities and current assets as they relate to the generation of cash with an emphasis on maximizing potential sources of cash. As of July 31, 2003, $1,357,000 of our cash was restricted as the result of an escrow agreement attached to our industrial revenue bond financing. The agreement requires the cash to be released from escrow as portions of the new Whatcom County production facility are completed.

Cash Generated from Operations

We continued to generate cash from operations during the first six months of fiscal year 2004, although at a lower level than generated during the same period for the previous year. During the first six months of fiscal year 2003 we generated $992,000 as compared to $527,000 generated during the first six months of fiscal year 2004. This reduction in cash generated from operations is primarily the result of an increase in inventory levels which occurred during the first half of the current fiscal year. These inventory levels were increased to provide better customer service during the current economic slow down and to fulfill our customers’ requirements resulting from successful sales of new product lines. During the first six months of fiscal year 2004 our accounts payable increased mostly as a result of construction-related items and our accounts receivable decreased, even though there was a sales increase, which resulted in a use of cash. If our sales continue to increase and we are able to continue to profitably produce our product, we should be able to continue to generate cash from operating activities, although we cannot assure you that this will be the case.

Financing and Investing Activities

Cash from financing activities during the quarter ended July 31, 2003 provided $2,931,000. The majority of the cash received was the result of the issuance of industrial revenue bonds of $2,910,000, for the construction of our Whatcom County, Washington production facility. In addition $48,000 was received from the exercise of stock options and $27,000 was used to pay principle on industrial revenue bond debt. A significant amount of cash was used in the same quarter of fiscal year 2004 in investing activities. Cash used in investing activities during the six months ended July 31, 2003, totaled $4,449,000. The majority of the cash, $3,011,000, was used for the purchase of plant and equipment located in Whatcom County

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

Washington and the balance, $1,357,000 remaining in an escrow account which is being released during the construction of our new West Coast facility. Also, during the six months ended July 31, 2003, loans to related parties were re-paid in the amount of $26,000.

During the remainder of fiscal year 2004, we plan to continue the implementation of our three-phase production expansion plan.

The first phase is already in motion. This is the construction of our new facility in Whatcom County, Washington. We are currently operating in five separate leased facilities in Whatcom County. This new facility, which is being financed approximately half through debt and half through cash, will consolidate four of these leased facilities, resulting in what we anticipate to be a saving in cost of goods sold and general and administrative expenses of approximately $500,000 a year in lease payments. The consolidation of these facilities should also provide us with savings in other expenses caused by poor logistics. The construction phase of this facility is now 75% complete and we currently project the final completed cost to be within 5% of budget. At July 31, we anticipate incurring $2,700,000 of construction and equipment cost to complete phase one of the Whatcom County facility, of which $1,357,000 will be funded. From the escrow account (restricted cash), and the remaining will be from cash on hand and cash flow from operations. We expect that interest on the debt will be approximately $160,000 a year.

Phase two is planned to be a second production facility in Southeastern Georgia. Approximately fifteen acres of real property, with an existing 41,000 square foot facility was purchased during August for $140,000 in southeastern Georgia. We intend to begin construction during the second half of fiscal year 2004 on this property. The total project cost is estimated at $6,155,000. Of the total cost approximately $4,700,000 will be financed through a long-term bank debt instrument and we anticipate that the balance will be financed with cash on hand. The annual interest expense of the debt used to finance this facility is estimated to be approximately $160,000 a year. By having production on the east coast, we will be much closer to a majority of our customers, which we believe will not only allow us to serve them better, but we anticipate we will also save approximately a $1,000,000 in freight annually.

The third phase will occur in approximately two years when we will move the Bellingham production facility to the new Whatcom County plant.

We believe that this three phase plan will give us the ability to achieve significant cost savings, better serve our customers, expand our production lines, diversify our production capacity, and physically move manufacturing in a manner which is transparent to the users of our products.

Environmental Matters

We are committed to being an environmentally friendly company and to producing products which benefit the quality of the environment. Hazardous wastes are not produced, treated, or stored at any company owned or operated facilities. State, federal, and local laws all have jurisdiction over production activities. We are currently in full compliance with these laws and expect to remain so for the foreseeable future.

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

Accounts Receivable and Allowance for Doubtful Accounts

We typically offer credit terms to our customers without collateral. Finance charges of 1.5% are assessed when a customer receivable balance becomes 30 days past due. We record accounts receivable at the face amount less an allowance for doubtful accounts and an allowance for finance charges. On a regular basis, we evaluate our accounts receivable and establish these allowances based on a combination of specific customer circumstances, as well as credit conditions and the history of write-offs and collections. Where appropriate, we obtain credit rating reports and financial statements of the customer to initiate and modify their credit limits. We obtain credit insurance for certain accounts that qualify for coverage in order to minimize credit risk exposure. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. At July 31, 2003 and 2002, management considered all accounts receivable in excess of the allowances for doubtful accounts and finance charges to be fully collectible.

Property, plant and equipment

Property, plant and equipment assets are recorded at cost. Our buildings and equipment are located on owned and leased land. Buildings and Improvements are depreciated on a straight line basis over 40 years, leasehold improvements are depreciated on a straight line basis over the life of the lease agreement. Equipment is depreciated over the estimated useful life using an accelerated declining-balance method.

Revenue recognition

Revenue from the sale of products is recognized at the time title passes to the purchaser, which is when the goods are conveyed to a carrier.

Income taxes

We account for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Income taxes and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Deferred tax assets and liabilities are determined based on the difference between the book and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Allowances are provided for certain deferred tax assets that are not expected to be realized.

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

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We believe that the material estimates that are particularly susceptible to significant change relate to the determination of the allowance for doubtful accounts and finance charges, deferred income taxes valuation allowance, and allowances for sales incentives.

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

Our largest customer accounted for approximately 9% and 24% of our net sales in the first six months of fiscal year 2004 and 2003, respectively, while our second largest customer accounted for approximately 8% and 18% of our net sales in the first six months of fiscal year 2004 and 2003, respectively.

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

We have significant indebtedness.

As of July 31, 2003, we had total indebtedness under our bonds, capitalized-lease obligations and other asset financings of $2,883,000. We make interest payments (and principal payments on the taxable bond) on the indebtedness under our bonds, which are due in 2007 and 2019. In addition, in August 2003, we entered into a loan agreement to borrow up to $4,691,000. We may incur substantial additional debt in the future. Our indebtedness could limit our ability to obtain necessary additional financing for working capital, capital expenditures, debt service requirements or other purposes in the future; plan for, or react to, changes in technology and in our business and competition; and react in the event of an economic downturn. There is no guarantee that we will be able to meet our debt service obligations. If we are unable to generate sufficient cash flow or obtain funds for required payments, or if we fail to comply with covenants in our indebtedness, we will be in default. The indebtedness underlying our bonds is secured by a mortgage on our real property and a security interest in our assets. If we are in default under the agreements governing our indebtedness, the creditors may be able to foreclose on our property and assets, which would substantially harm our business and financial condition.

The ownership of real property and the building of our own manufacturing facilities expose us to certain risks that could harm our business.

We are currently in the process of building a manufacturing facility on real property in Whatcom County, Washington that we purchased in fiscal year 2003, and we have purchased additional real property in Georgia to build another manufacturing plant in fiscal year 2004. Although we believe that we have sufficient funds to finance this build-out, we may exceed our capital expenditure budget substantially as a result of project delays, construction cost overruns and other factors, and we may be required to seek additional sources of funds for our planned expansion. We cannot assure you that such funds will be available on satisfactory terms. Failure to obtain such financing could delay or prevent our planned expansion, which could harm our operating results. In addition, we cannot assure you that there will not be a decline in the market value of our properties, which could also have an adverse effect on our financial condition. Moreover, ownership of real property could expose us to additional environmental regulations, the noncompliance with which could substantially harm our business.

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

The indentures governing our bonds and bank debt financing includes financial covenants that restrict certain of our activities and impose certain financial tests that we must meet in order to be in compliance with their terms.

The terms of the indentures governing our bonds and bank debt financing restrict our ability to, among other things, incur additional indebtedness, pay dividends or make other restricted payments on investments, consummate asset sales or similar transactions, create liens, or merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. The terms also contain covenants that require us to meet financial tests. We currently are in compliance with these restrictions and covenants and expect that we will continue to comply. If we were not able to do so, we could be materially and adversely affected.

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

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we performed an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

PART II — OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual general meeting of shareholders held on June 25, 2003, the following proposals were adopted by the margins indicated.

1.	The election of the following directors who will serve until their successors are elected and qualified, or their earlier death or resignation:

	Number of Shares

	For	Withheld

Stephen Silbernagel	4,923,731	99,620
John Sutherland	4,922,172	101,179
Lionel G. Dodd	4,924,231	99,120
Daniel J. Whittle	4,924,231	99,120

The Company’s other directors include Gordon Ellis, Douglas Ellis and Michael Bentley, each of whose terms will expire in 2004 unless re-elected.

2.	The selection of Moss Adams, LLP to continue as the auditors for International Absorbents, Inc., was approved by the following vote: For — 4,997,047; Against — 21,479; Withheld — 4,825.

3.	A grant of options to directors and executive officers of the Company to purchase Common Shares was approved by the following vote: For — 1,019,644; Against — 375,853; Withheld — 52,130; Not Voted — 3,575,724.

4.	An amendment to the 1993 Stock Option Plan for U.S. Participants was approved by the following vote: For — 1,033,174; Against — 364,340; Withheld — 50,133; Not Voted — 3,575,724.

5.	An amendment to the 1993 Equity Stock Option Plan was approved by the following vote: For — 1,046,987; Against — 349,147; Withheld — 51,493; Not Voted — 3,575,724.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

Exhibit
Number	Exhibit Description

3.1	Altered Memorandum of Company (Amended) (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-KSB filed on April 3, 2003).

3.2	Articles of the Company (incorporated by reference to the exhibits to the Company’s registration statement filed on February 24, 1992, as amended (No. 33-45020)).

31.1	Certification of Gordon Ellis, President and Chief Executive Officer of International Absorbents Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of David Thompson, Chief Financial Officer of International Absorbents Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Gordon Ellis, President and Chief Executive Officer of International Absorbents Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of David Thompson, Chief Financial Officer of International Absorbents Inc., pursuant to 18 U.S.C. Section 1350.

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

b)	Reports on Form 8-K

1)	On July 14, 2003 a report on Form 8-K was filed with the Securities and Exchange Commission announcing the election of Daniel J. Whittle to the Board of Directors for a term of two years and the appointment of Michael Bentley to the Board of Directors to replace the resigning Shawn Dooley.

2)	On June 13, 2003, a report on Form 8-K was filed with the Securities and Exchange Commission announcing the Company’s earning for the first fiscal quarter ending April 30, 2003.

3)	On August 29, 2003 a report on Form 8-K was filed with the Securities and Exchange Commission announcing the Company entering into a loan agreement with Branch, Banking and Trust Company (“BB&T”) whereby BB&T has agreed to loan to Absorption the amount of $4,691,000.

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL ABSORBENTS INC. (Registrant)

Date: September 10, 2003	/s/ GORDON L. ELLIS
Gordon L. Ellis
President & CEO

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.