Form 10QSB
period 2003-10-31
INTERNATIONAL ABSORBENTS INC
filed 2003-12-11
CIK 813634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☑     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2003

OR

☐     Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission file number: 1-31642

International Absorbents Inc.

(Exact name of small business issuer as specified in its charter)

Province of British Columbia, Canada	None

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1569 Dempsey Road
North Vancouver, British Columbia
Canada V7K 1S8

(Address of principal executive offices)

(604) 681-6181

(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of December 2, 2003.

Title of Class Common Shares, no par value	No. of Shares 5,761,370

INTERNATIONAL ABSORBENTS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(US dollars, in thousands)

	As at	As at
	October 31,	January 31,
	2003	2003

	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$1,924	$3,051
Restricted cash	431	—
Short term investments	211	207
Accounts receivable, net	2,060	1,489
Inventories, net	1,179	1,042
Prepaid expenses	164	151
Receivable from related party	—	26
Deferred income tax asset	134	273

Total current assets	6,103	6,239
Property, plant and equipment	9,285	3,971
Intangible assets	193	99

Total assets	$15,581	$10,309

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$2,046	$1,295
Related party payable	—	5
Current portion of long-term debt	121	—
Income taxes payable	179	28

Total current liabilities	2,346	1,328
Deferred income tax liability	312	162
Long-term debt	2,745	—

Total liabilities	5,403	1,490

Shareholders’ equity:
Common stock, no par value —
100,000,000 shares authorized, 5,746,570 and 5,667,345 issued and outstanding at October 31, 2003 and January 31, 2003, respectively	7,200	7,052
Additional paid in capital	452	444
Retained earnings	2,526	1,323

Total shareholders’ equity	10,178	8,819

Total liabilities and shareholders’ equity	$15,581	$10,309

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL ABSORBENTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(US dollars, in thousands, except for per share amounts)

	Nine Months Ended		Three Months Ended

	October 31,	October 31,	October 31,	October 31,
	2003	2002	2003	2002

Sales	$15,012	$11,557	$5,663	$4,299
Cost of goods sold	9,229	6,598	3,416	2,462

	5,783	4,959	2,247	1,837
Corporate and administrative expenses:
Marketing and sales	2,192	1,639	810	549
General and administrative	1,688	1,712	552	621

	3,880	3,351	1,362	1,170
Income from operations	1,903	1,608	885	667
Interest expense	(51)	—	(51)	—
Interest income	26	43	8	13

Income before provision for income taxes	1,878	1,651	842	680
Current income tax provision	(385)	—	(245)	—
Deferred income tax provision	(290)	(596)	(50)	(275)

Net income	$1,203	$1,055	$547	$405

Basic earnings per share	$.21	$.19	$.10	$.07
Fully diluted earnings per share	$.20	$.18	$.09	$.07
Weighted average number of shares outstanding (in thousands)
Basic	5,691	5,662	5,715	5,663
Diluted	5,967	5,763	6,008	5,706

INTERNATIONAL ABSORBENTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(US dollars, in thousands)

	Nine Months Ended

	October 31,	October 31,
	2003	2002

Cash flows from operating activities	1,313	1,723
Cash flows from investing activities	(5,454)	(2,730)
Cash flows from financing activities	3,014	(1)

Net change in cash	$(1,127)	$(1,008)
Cash and cash equivalents, beginning of period	$3,051	$3,806

Cash and cash equivalents, end of period	$1,924	$2,798

Cash paid for interest	$97	$—
Cash paid for income taxes	$247	$10

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

These unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States and include the accounts of the Company and its wholly owned subsidiary. All significant inter-company transactions and balances have been eliminated upon consolidation. Our accompanying interim condensed consolidated financial statements do not include all notes normally included in our audited annual financial statements, and therefore should be read in conjunction with our annual financial statements and 10-KSB. The accompanying financial statements include all normal recurring adjustments, which, in the opinion of management, are necessary to make the financial statements not misleading and to present fairly the Company’s financial position at October 31, 2003 and January 31, 2003, its results of operations for the three and nine months ended October 31, 2003 and 2002, and the statement of cash flows for the nine months ended October 31, 2003 and 2002.

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

Compensation expense recognized under APB No. 25 for the grant of options to employees and non-employee directors was $0 and $98,000 during the nine months ended October 31, 2003 and 2002, respectively. Had the Company determined compensation costs based on fair value at the date of grant for its awards under the method prescribed by SFAS No. 123, the Company’s net earnings and net earnings per share would be as follows:

	Nine months ended		Three months ended

	October 31,	October 31,	October 31,	October 31,
	2003	2002	2003	2002

Net earnings	$1,203	$1,055	$547	$405
Stock based compensation recognized under APB No. 25, net of related tax effects	—	73	—	10
Compensation expense calculated in accordance with SFAS 123, net of related tax effects	(220)	(311)	(70)	(49)

Pro forma net earnings	$983	$817	$477	$366

Basic earnings per share
As reported	$0.21	$0.19	$0.10	$0.07
Pro forma	$0.17	$0.15	$0.09	$0.06
Diluted earnings per share
As reported	$0.20	$0.18	$0.09	$0.07
Pro forma	$0.16	$0.14	$0.08	$0.06

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

The pro forma compensation expense reflected above has been estimated using the Black-Scholes option-pricing model. Assumptions used in the pricing model included:

	2003	2002

a) risk free interest rate	2.04%	3.80%
b) expected volatility	103.00%	84.00%
c) expected dividend yield	0.00%	0.00%
d) estimated average life (in years)	3.00	3.00

2.	Share Capital

Common Shares

	Shares	Capital

Common shares outstanding, January 31, 2003	5,667,345	$7,052
Common shares outstanding, October 31, 2003	5,746,570	$7,200

Options

Stock options outstanding at October 31, 2003 and January 31, 2003 were 534,905 and 417,400, respectively. Stock based compensation expense for options granted was $4,000 and $14,000 during the quarter ended October 31, 2003 and 2002, respectively, and $8,000 and $98,000 for the nine months ended October 31, 2003 and 2002, respectively.

Warrants

	Shares	Exercise Price

Warrants outstanding, January 31, 2003	44,120	$2.25 to $2.29
Exercised during nine months ended October 31, 2003	10,900	$2.29

Warrants outstanding, October 31, 2003	33,220	$2.25 to $2.27

Stock-based compensation expense for the warrants issued was $0 and $0 during the quarter ended and for the nine months ended October 31, 2003, respectively.

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

Business Segment Data – Nine Months Ended October 31, 2003

	Animal
	Care	Industrial	Hydro-Mulch	Consolidated

Revenues	$13,837	$823	$352	$15,012
Operating cost and expenses	11,598	746	482	12,826

Operating income (loss) before depreciation and amortization	2,239	77	(130)	2,186
Depreciation and amortization				(283)
Interest expense				(51)
Interest Income				26

Net income before taxes				$1,878

Capital expenditures	$4,515	$475	$703	$5,693

Business Segment Data – Nine Months Ended October 31, 2002

	Animal
	Care	Industrial	Hydro-Mulch	Consolidated

Revenues	$10,710	$804	$43	$11,557
Operating cost and expenses	8,853	755	77	9,685

Operating income (loss) before depreciation and amortization	1,857	49	(34)	1,872
Depreciation and amortization				(264)
Interest Income				43

Net income before taxes				$1,651

Capital expenditures	$1,987	$147	$571	$2,705

Business Segment Data – Three Months Ended October 31, 2003

	Animal
	Care	Industrial	Hydro-Mulch	Consolidated

Revenues	$5,210	$326	$127	$5,663
Operating cost and expenses	4,158	307	208	4,673

Operating income (loss) before depreciation and amortization	1,052	19	(81)	990
Depreciation and amortization				(105)
Interest expense				(51)
Interest income				8

Net income before taxes				$842

Capital expenditures	$1,386	$108	$538	$2,032

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

Business Segment Data – Three Months Ended October 31, 2002

	Animal
	Care	Industrial	Hydro-Mulch	Consolidated

Revenues	$4,005	$251	$43	$4,299
Operating cost and expenses	3,225	237	77	3,539

Operating income (loss) before depreciation and amortization	780	14	(34)	760
Depreciation and amortization				(93)
Interest Income				13

Net income before taxes				$680

Capital expenditures	$1,564	$122	$166	$1,852

Assets

	Animal
	Care	Industrial	Hydro-Mulch	Consolidated

At October 31, 2003	$13,427	$755	$1,399	$15,581
At January 31, 2003	$8,965	$702	$642	$10,309

Approximately 5.1% and 5% of our sales during the nine months ended October 31, 2003 and 2002, respectively, were to foreign customers. Approximately 5.1% and 3% of our sales during the three months ended October 31, 2003 and 2002, respectively, were to foreign customers.

4.	Inventories components

	October 31,	January 31,
	2003	2003

Raw materials and supplies	$544	$541
Finished goods	635	501

	$1,179	$1,042

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

5.	Property, Plant and Equipment

	October 31,	January 31,
	2003	2003

Property, plant and equipment
Land	$1,547	$1,503
Buildings (leasehold improvements)	5,032	603
Equipment	4,777	3,841
Construction in progress	277	117

	$11,633	$6,064
Less: Accumulated depreciation	(2,348)	(2,093)

	$9,285	$3,971

During the nine months ended October 31, 2003 we have incurred interest expense of $97,000 of which $46,000 has been capitalized as part of the new facility located in Whatcom County, Washington.

During the fiscal year 2004, the Company has substantially completed the construction of a new facility to house production lines and corporate offices located in Whatcom County, Washington. The Company received $2,910,000 bond financing, from GE Capital. These funds were placed in an escrow account for Absorption during construction of facilities in Ferndale, WA. Funds were drawn on the account as construction took place. The escrow account balance (restricted cash) at October 31, 2003 of $431,000 will be released when a final occupancy permit is issued.

On August 20, 2003, Absorption purchased approximately fifteen acres of real property, with an existing 41,000 square foot facility, in Jesup, Georgia, located 75 miles southwest of Savannah for $140,000. This property will be used for a new production facility. Total project costs are currently forecasted at $6,155,000, and the Company anticipates that the necessary funds in excess of $4,691,000 will be financed through Absorption’s cash flow.

6.	Long-term debt

In March 2003, we completed a $2,910,000 bond financing. The bonds are comprised of $2,355,000 as tax exempt and $555,000 as taxable. The bonds were issued through the Washington Economic Development Finance Authority in Washington State. The purchaser and holder of the bonds is GE Capital Public Finance. The tax exempt bonds have an initial rate of 5.63%, which lowered to 5.38% on October 1, 2003. The term of these bonds is 190 months, with interest-only payments for the first 52 months. The taxable bonds have an initial rate of 5.78%, which lowered to 5.53% on October 1, 2003. The term of these bonds is 52 months. The indebtedness underlying our bonds is secured by a mortgage on our real property and a security interest in our equipment assets, located in Whatcom County, Washington. At October 31, 2003 the balance outstanding was $2,355,000 on the tax exempt and $499,000 on the taxable bonds.

On August 20, 2003 we signed a loan agreement with Branch Banking & Trust Co. to borrow up to $4,691,500 to be used for the construction and equipping of our new facility in Jesup, Georgia. The loan agreement allows for up to 85% of the appraised value of property and plant to be borrowed and up to 80% of the value of equipment to be borrowed. The interest rate for the credit facility is the one-month LIBOR rate (1.12% on November 3, 2003) plus 2.25%. The property and plant portion is amortized over 15 years with a five-year balloon payment on the outstanding due August 20, 2009. The equipment portion is amortized over seven years with a five-year balloon payment on the outstanding balance due on August 20, 2009. Funds are drawn on the account as construction takes place. At October 31, 2003, $12,000 had been drawn on this loan.

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

RESULTS OF OPERATIONS

The following table illustrates our financial results for the first nine months of fiscal year 2004 as compared to the first nine months of fiscal year 2003.

First Nine Months of Fiscal Year 2004 and 2003
(in thousands of U.S. dollars)

	October 31,	Percent	October 31,	Percent	Percentage
	2003	of Sales	2002	of Sales	Change

Sales	$15,012	100%	$11,557	100%	30%
Cost of goods sold	9,229	61%	6,598	57%	40%

Gross profit	5,783	39%	4,959	43%	17%
Corporate & Administrative expenses
Marketing & Sales	2,192	15%	1,639	14%	34%
General & Administrative	1,688	11%	1,712	15%	(1%)

	3,880	26%	3,351	29%	16%
Net income from operations	1,903	13%	1,608	14%	18%
Interest expense	(51)	(0%)	—	0%
Interest income	26	0%	43	0%	(40%)

Net income before taxes	1,878	13%	1,651	14%	14%
Provision for income taxes
Current	(385)	(3%)	—	0%
Deferred	(290)	(2%)	(596)	(5%)

Net Income	$1,203	8%	$1,055	9%	14%

This table illustrates our results for the third quarter of fiscal year 2004 as compared to the third quarter of fiscal year 2003.

Third Quarter of Fiscal Years 2004 and 2003
(in thousands of U.S. dollars)

	October 31,	Percent	October 31,	Percent	Percentage
	2003	of Sales	2002	of Sales	Change

Sales	$5,663	100%	$4,299	100%	32%
Cost of goods sold	3,416	60%	2,462	57%	39%

Gross profit	2,247	40%	1,837	43%	22%
Corporate & Administrative expenses
Marketing & Sales	810	14%	549	13%	48%
General & Administrative	552	10%	621	14%	(11%)

	1,362	24%	1,170	27%	16%
Net income from operations	885	16%	667	16%	33%
Interest expense	(51)	(1%)	—	0%
Interest income	8	0%	13	0%	(38%)

Net income before taxes	842	15%	680	16%	24%
Provision for income taxes
Current	(245)	(4%)	—	0%
Deferred	(50)	(1%)	(275)	(6%)

Net Income	$547	10%	$405	9%	35%

Revenues

The majority of our revenues during the third quarter of fiscal year 2004 were the result of sales of our animal care products. Over the past few years, our goal has been to diversify our product lines and customer base by both selling new products and entering into related product channels. Sales of both existing product lines and new product lines contributed to the increase in revenues for the nine months and quarter ended October 31, 2003 as compared to the same periods in 2002. The increased sales of new product lines included our small animal food, supplied by Supreme Pet Foods, and we experienced increased sales of our bedding products from further penetration in the mass merchandise market channel. We also saw increased sales of certain lines of our litter products and a new line of white small animal bedding, CareFRESH Ultra, which was introduced during the fourth quarter of fiscal year 2003. Once again our flagship product, CareFRESH, contributed significantly to the increased sales of existing products. Over the next quarter we expect CareFRESH sales to continue to grow, though not at the rates which have been achieved over the past three years. During the current fiscal year, we also anticipate that Supreme Pet Foods and other new product lines will be larger contributors to our revenues. Moreover, we will continue to investigate and develop opportunities in other product lines and market channels.

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

During fiscal year 2003, we purchased the assets of a hydro-mulch manufacturing company and signed a three-year manufacturing contract with a marketer of hydro-mulch. The purchase and sales contracts were not consummated until June 2002. The remainder of the summer of fiscal 2003 was used in setting up the manufacturing plant. By the time the plant was running effectively the main hydro-mulch season had passed. We have spent the slow winter months refining our manufacturing process so that we were capable of meeting the demands of our marketing partner during the current year. During the first half of fiscal year 2004 our production was able to meet and exceed market demand for the product. Demand for this product continued as expected during the third quarter of fiscal year 2004 and the annual seasonal drop-off in demand is expected for the fourth quarter.

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

During the quarter ended October 31, 2003, we had to pay higher-than-usual prices for fiber, which we use as feedstock, because our normal sources were not able to supply us at our high production rates. This was a factor in limiting our gross margin to prior levels. We anticipate that this will be a recurring issue for us through the fourth quarter of fiscal year 2004 and the first two quarters of fiscal year 2005. We expect that our new east coast production facility will help eliminate this issue as a problem, because it provides us with additional sources of raw materials. Natural gas prices have also remained high resulting in higher production costs. Also, maintenance costs related to the age of our Bellingham production facility continue to be at higher levels than in previous periods, though not as high as during the first quarter due to improved infrastructure management. These maintenance costs increased in the third quarter of fiscal year 2004 as compared to the same period in the prior year due to the fact that we are now running a twenty-year-old plant twenty-four hours a day at rates which are above the original design parameters. We are maintaining it at a high level to prevent shortages that could disrupt the flow of product to our customers. Over the next year, while the new east coast production facility is brought on line, these maintenance costs will remain high. When our new facilities are in operation, we expect that the maintenance costs of running the new facility will be lower.

Due to unexpected challenges with our hydro-mulch production, which we faced in moving and upgrading our production facility during the third quarter of fiscal year 2004, we were not able to achieve efficient levels of production until the final week of the quarter. As a result, we incurred higher costs than anticipated, which significantly reduced the margin on this product line. We will use the seasonal slow time to correct these problems and expect to be able to achieve efficient production levels in the spring busy season.

During the balance of fiscal year 2004, we expect that gross profits will once again grow along with an expected increase in sales, but that gross profits will grow on an annual basis at a lower percentage rate than sales. We believe that this will be the result of the increase in sales of new lower margin products, as a percentage of total sales, rather than any decrease in sales of our core products, along with continued elevated costs as described above.

We have now started construction of our new east coast facility in Jesup, Georgia. We will finance the purchase price for this real property and the related construction costs through current cash reserves, cash flow from operations and long-term debt. Once construction is completed, which we anticipate may occur in the second quarter of fiscal year 2005, we believe there will be a period lasting at least two quarters during which plant commissioning costs will reduce our gross profit. After the completion of the initial commissioning phase, we expect gross profits to improve due to lower production and freight costs.

Sales and Marketing

Sales and marketing expenses, measured as a percentage of sales, increased slightly during the first nine months of fiscal year 2004 as compared to the same period of the previous fiscal year and increased slightly for the third quarter of the fiscal year as compared to the same quarter in the previous year. Actual sales and marketing expenses increased by 34% for the first nine months of the current fiscal year, and 48% for the third quarter of the current fiscal year, as compared to the same periods of the previous year. These increases were a result of our aggressive plan to continue to support our core product, CareFRESH, to promote the sales of new product lines, and to introduce our existing animal bedding products into new market channels. During the remainder of fiscal year 2004, we expect to continue to invest marketing dollars at a rate that is at least the same as in the three quarters of fiscal year 2004 which we just completed, while maintaining the same strategic goals.

We plan to continue to limit our investment in marketing our industrial line of products. This policy is not expected to change during the next fiscal year, but we will make a larger investment if an opportunity is found that has a high probability of significant return.

Due to our marketing agreement with Mat, Inc. relating to the marketing of our hydro-mulch product, we don’t expect a need for any significant material expenditure to market our hydro-mulch product until at least the first quarter of fiscal year 2006.

General and Administrative

For the first nine months of fiscal years 2004 and 2003, general and administrative expenses measured as a percentage of sales were 11% and 15%, respectively. For the third quarter of fiscal years 2004 and 2003, general and administrative expenses measured as a percentage of sales were 10% and 14%, respectively. Overall, the actual expenses decreased by 1% for the first nine months of fiscal year 2004 and 11% for the third quarter of fiscal year 2004 in each case as compared to the same period during the previous fiscal year. In previous years we had focused on reducing our overhead costs. This was a strategy that we believe had helped us become profitable and remain profitable. As our sales have increased for the past several years, our general and administrative resources became stretched. We determined that for us to grow at our targeted rates, we would need to upgrade our infrastructure in terms of personnel, information systems, and general resources. Certain of these investments have been incremental changes that have now been implemented and which we expect will become more financially efficient as our sales grow, although we cannot assure that they will achieve the planned efficiencies. The majority of the implementation of this administrative infrastructure upgrade has now been completed, but there may continue to be some further costs during the balance of the current fiscal year.

Interest Income

Interest income decreased during the first nine months ended October 31, 2003 as compared to the first nine months ended October 31, 2002 primarily because interest rates in general were at extremely low levels in comparison to the previous year and we have used cash for the construction of our new west coast facility. Interest income for the third quarter of fiscal year 2004 decreased as compared to the same quarter in fiscal year 2003 for the same reasons as the nine-month decrease. This income item is expected to remain low during the balance of fiscal year 2004 because of continued predicted low interest rates and on-going cash investments in property, plant and equipment.

Interest expense

For the first time since fiscal year 1999 we have outstanding debt. We obtained debt financing during the current fiscal year to pay for portions of our new manufacturing facilities. As a result we make interest payments on the debt facilities. We are now paying interest on the full amount of both bond series used to finance our Whatcom County manufacturing facility. Interest on this debt facility for the fourth quarter of 2004 is expected to be $39,000. The amount of interest resulting from the Jesup, GA loan facility will depend on the amount of production equipment that is purchased for that plant. We currently estimate it to be about $30,000 per quarter. This second loan facility is a variable rate loan, so our estimates could vary accordingly.

Income Taxes

Since fiscal year 1999, Absorption has been profitable for income tax purposes, but has been able to offset the payment of income taxes in the United States with the accumulated losses from previous years. Because Absorption has demonstrated consistent and continuing profitability for income tax purposes, the tax benefits of unused net operating losses for U.S. operations have been fully utilized as of the second quarter of fiscal 2004. During the first nine months of fiscal year 2004 and 2003, $290,000 and $596,000, respectively, of the deferred tax benefit was recognized in the income tax provision, representing the utilization of the net operating loss benefit, and accelerated tax deductions from capital investments. Over the next year, this provision is expected to continue to be partially funded from accelerated tax deductions related to our investment in new production facilities.

Net Income

There was an increase of 14% in our net income in the first nine months of fiscal year 2004 as compared to the first nine months of fiscal year 2003. Our net income increased in the third quarter of fiscal year 2004 by 35% over the same quarter of the previous year. The overall reduction in gross profit margins and the increase in marketing expenses were expected, as they were part of our plan to strengthen our core product and diversify our business activities. The investments we made in achieving these goals and building infrastructure to strengthen our future are most clearly illustrated by our “net income from operations,” as reported on our consolidated statements of operations. During the first nine months of fiscal year 2003 this amount represented 14% of our sales as reported on our consolidated statements of operations. In the first nine months of fiscal year 2004 this measure represented 13% of our sales. This decrease is within the range we predicted during this period of significant capital expansion and increasing sales. It is our goal to grow this percentage back up to higher levels, but we do not expect to do so for at least two more years. We believe that we have now put in place the majority of the administrative infrastructure needed to support our growth goals and therefore do not anticipate incurring additional expenditures, other than sales, marketing and depreciation expenses, that would significantly reduce this gross profit percentage.

LIQUIDITY AND CAPITAL RESOURCES

	As of	As of
	October 31,	January 31,
	2003	2003

Financial Condition
Total assets	$15,581	$10,309
Total liabilities	5,403	1,490
Total equity	10,178	8,819
Debt/equity ratio	.53	0.17
Assets/debt ratio	2.88	6.92
Working Capital
Current assets	6,103	6,239
Current liabilities	2,346	1,328
Current ratio	2.63	4.70
Cash Position
Cash & short term investments	2,566	3,258
Cash generated from operations	1,313	2,343*

*	for the year ended January 31, 2003

As used above the “current ratio” is defined as current assets divided by current liabilities.

Financial Condition

During the first nine months of fiscal year 2004, we had a significant increase in assets. The majority of this increase came from an increase in our property, plant and equipment resulting from the construction of our new production facility located in Whatcom County, Washington. We also entered into our first long-term debt instruments to finance a portion of this new facility. In March 2003, we completed a $2,910,000 bond financing. The proceeds of the financing were used for the construction of this west coast facility, which houses production lines, warehouse space and corporate offices located in Whatcom County, Washington. The bonds are comprised of $2,355,000 as tax exempt and $555,000 as taxable. The bonds were issued through the Washington Economic Development Finance Authority in Washington State. The purchaser and holder of the bonds is GE Capital Public Finance. The tax exempt bonds had an initial rate of 5.63%, which has lowered to 5.38% on October 1, 2003. The term of these bonds is 190 months, with interest-only payments for the first 52 months. The taxable bonds had an initial rate of 5.78%, which has lowered to 5.53% on October 1, 2003. The term of these bonds is 52 months. The indebtedness underlying our bonds is secured by a mortgage on our real property and a security interest in our equipment assets, located in Whatcom County, Washington. If we are in default under the agreements governing our indebtedness, the creditors may be able to foreclose on our property and assets, which would substantially harm our business and financial condition. The funds from the sale of the bonds are held in escrow and released at an 85% rate as a percent of total building costs. Ten percent of the bond proceeds will be held back until an occupancy permit is issued by Whatcom County authorities. In connection with the tax exempt bonds, we have warranted that we will follow tax exempt bond rules as dictated by the Internal Revenue Service, the most significant of which is a maximum allowable expenditure of $10,000,000 on capital assets in Whatcom County for three years proceeding the issuance date and three years following the issuance date. In the event that we intend to exceed the $10,000,000 limit, we will have to pay off the tax exempt bonds before doing so.

On August 20, 2003 we signed a loan agreement with Branch Banking & Trust Co. to borrow up to $4,691,500 to be used for the construction and equipping of our new facility in Jesup, Georgia. $1,827,500 is to be used for property and plant. The balance of $2,864,000 is for production equipment in the facility. The loan agreement allows for up to 85% of the appraised value of property and plant to be borrowed and up to 80% of the value of equipment to be borrowed. The interest rate is the one month LIBOR rate (1.12% on November 3, 2003) plus 2.25%. The property and plant portion is amortized over 15 years with a five-year balloon payment on the outstanding balance due August 20, 2009. The equipment portion is amortized over seven years with a five-year balloon payment on the outstanding balance due on August 20, 2009. If we are in default under the agreements governing our indebtedness, the creditors may be able to foreclose on our property and assets, which would substantially harm our business and financial condition.

Short-term liabilities increased in the third quarter of fiscal year 2004 due to acquisitions related to the construction of the new facility, which resulted in a decrease in our current ratio. Our debt to equity ratio has remained low even though we are undergoing considerable capital expansion. We anticipate that an increase will occur in our debt to equity ratio during the balance of fiscal year 2004 and early 2005 as we continue construction in Georgia.

The following chart indicates our contractual obligations from long-term Debt and from purchases obligations. The purchase obligations relate to remaining contracts for building the new facility in Whatcom County, Washington and new contracts for building the new facility in Jesup, Georgia.

Contractual Obligations

	Payments due by period

		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years

Long-term Debt Obligations	$2,866	$121	$272	$296	$2,177
Purchase Obligations	1,137	1,137

Total Contractual Obligations	$4,003	$1,258	$272	$296	$2,177

Working Capital

We believe that our existing cash on hand, long-term debt, and available line of credit currently provides us with enough cash to meet our existing needs for the foreseeable future. Our balance of current assets decreased during the first nine months of fiscal year 2004 due to cash used for the purchase of property plant and equipment. Current liabilities, mostly in the area of accounts payable, increased primarily as a result of short-term payables related to the construction of our new West Coast production facility. This resulted in a decrease in our current ratio for fiscal year 2003, although the ratio remained at a relatively high level. Our current ratio is expected to decrease during fiscal year 2004 as additional investments are made in a new production facility in Whatcom County and in a second facility in Jesup, Georgia.

Cash Position

Unrestricted cash decreased during the first nine months of fiscal year 2004 as a result of cash invested in capital assets. We expect to continue to use cash in expanding our production infrastructure during the balance of the current fiscal year. The year-end cash balance will be determined by our use of cash for capital expansion and the amount of cash we generate from operations. Because cash generated from operations will be less than the amount of cash we will need to complete our capital expansion, we expect to have lower cash balances by the end of the current fiscal year. We will continue to closely monitor both current liabilities and current assets as they relate to the generation of cash with an emphasis on maximizing potential sources of cash. As of October 31, 2003, $431,000 of our cash was restricted as the result of an escrow agreement attached to our industrial revenue bond financing. This final balance will be released when Whatcom County Building & Planning converts our conditional occupancy permit to a final occupancy permit.

Cash Generated from Operations

We continued to generate cash from operations during the first nine months of fiscal year 2004, although at a lower level than generated during the same period for the previous year. During the first nine months of fiscal year 2003 we generated $1,723,000 as compared to $1,313,000 generated during the first nine months of fiscal year 2004. This reduction in cash generated from operations is primarily the result of an increase in accounts receivable and cash income taxes paid during the first three quarters of fiscal year 2004. The significant increase in accounts receivable was the result of the increase in sales which occurred during the most recently completed quarter. During the first nine months of fiscal year 2004 our accounts payable increased primarily as a result of construction-related items. If our sales continue to increase and we are able to continue to profitably produce our product, we should be able to continue to generate cash from operating activities, although it cannot assure that this will be the case.

Financing and Investing Activities

Cash from financing activities during the nine months ended October 31, 2003 provided $3,014,000. The majority of the cash received was the result of the issuance of industrial revenue bonds of $2,910,000, for the construction of our Whatcom County, Washington production facility. In addition $148,000 was received from the exercise of stock options and warrants. A significant amount of cash was used in the same quarter of fiscal year 2004 in investing activities. Cash used in investing activities during the nine months ended October 31, 2003, totaled $5,454,000. The majority of the cash, $4,924,000, was used for the purchase of plant and equipment located in Whatcom County, Washington, while $431,000 remained in an escrow account, which will be released upon receipt of the final occupancy permit. Also, during the nine months ended October 31, 2003, loans to related parties were re-paid in the amount of $26,000.

During the remainder of fiscal year 2004, we plan to continue the implementation of our three-phase production expansion plan.

The first phase of our production expansion plan was substantially completed during the third quarter of fiscal year 2004. This is the construction of our new west coast facility in Whatcom County, Washington. We had been operating in five separate leased facilities in Whatcom County. This new facility, which is being financed approximately half through debt and half through cash, will consolidate four of these leased facilities, resulting in what we anticipate to be a saving in cost of goods sold and general and administrative expenses of approximately $500,000 a year in lease payments. The consolidation of these facilities should also provide us with savings in other expenses caused by inefficient logistics. We currently have a conditional occupancy permit for the new facility and anticipate receiving our final permit during the fourth quarter of fiscal 2004. Upon receipt of that permit, the balance of the escrow account will be released to us. We expect that interest on the debt will be approximately $160,000 a year.

Phase two of our production expansion plan is planned to be a second production facility in Jesup, Georgia. We purchased approximately fifteen acres of real property in Jesup, Georgia, with an existing 41,000 square foot facility, during August, 2003 for $140,000. We have begun construction during the fourth quarter of fiscal year 2004 on this property. The total project cost is estimated at $6,155,000. Of the total cost, approximately $4,700,000 will be financed through a long-term bank debt instrument and we anticipate that the balance will be financed with cash on hand. The annual interest expense of the debt used to finance this facility is estimated to be approximately $160,000 a year. By having production on the east coast, we will have cost savings well in excess of additional overhead expenses and interest on the debt facilities. In addition, we will better be able to service our east coast customers and we will have added long-term production security as a result of this diversification of manufacturing plants.

The third phase of our production expansion plan will occur in approximately eighteen months when we will move the Bellingham production facility to the new Whatcom County plant.

We believe that this three-phase plan will give us the ability to achieve significant cost savings, better serve our customers, expand our production lines, diversify our production capacity, and physically move manufacturing in a manner which is transparent to the users of our products.

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

CRITICAL ACCOUNTING POLICIES

Some of our significant accounting policies are described in Note 2 to the financial statements included in our 10-KSB as filed on April          , 2003. We believe our most critical accounting policies are as follows:

Inventory

Finished goods inventory are valued at the lower of cost (determined on the first-in, first-out basis) or net realizable value. Cost includes direct materials, labor and overhead allocation. Raw materials and supplies are valued at the lower of cost (determined on the first-in, first-out basis) or replacement cost.

Accounts Receivable and Allowance for Doubtful Accounts

We typically offer credit terms to our customers without collateral. We record accounts receivable at the face amount less an allowance for doubtful accounts and an allowance for finance charges. On a regular basis, we evaluate our accounts receivable and establish these allowances based on a combination of specific customer circumstances, as well as credit conditions and the history of write-offs and collections. Where appropriate, we obtain credit rating reports and financial statements of the customer to initiate and modify their credit limits. We obtain credit insurance for certain accounts that qualify for coverage in order to minimize credit risk exposure. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. At October 31, 2003 and 2002, management considered all accounts receivable in excess of the allowances for doubtful accounts and finance charges to be fully collectible.

Property, plant and equipment

Property, plant and equipment assets are recorded at cost. Our buildings and equipment are located on owned and leased land. Buildings and improvements are depreciated on a straight line basis over 40 years and leasehold improvements are depreciated on a straight line basis over the life of the lease agreement. Equipment is depreciated over the estimated useful life using an accelerated declining-balance method.

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

Our largest customer accounted for approximately 21% and 23% of our net sales in the first nine months of fiscal year 2004 and 2003, respectively, while our second largest customer accounted for approximately 20% and 18% of our net sales in the first nine months of fiscal year 2004 and 2003, respectively.

The loss of, or significant adverse change in, our relationship with any of these key retailers could cause our net sales, income from operations and cash flow to decrease substantially. The loss of, or reduction in, orders from any significant customer, losses arising from customer disputes regarding shipments, fees, merchandise condition or related matters, or our inability to collect accounts receivable from any major customer could reduce our income from operations and cash flow.

Competition in our industries may hinder our ability to execute our business strategy, achieve profitability, or maintain relationships with existing customers.

We operate in highly competitive industries. We compete against numerous other companies, some of which are more established in their industries and have substantially greater revenue or resources than we do. If any of these competitors elect to dedicate significant resources to continued development and marketing of products that are competitive to our products, our business would be harmed. Our products compete against national and regional products and private label products produced by various suppliers. To compete effectively, among other things, we must:

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

Our business places heavy reliance on raw materials being readily available. Although we believe that there are a number of pulp and paper mills in British Columbia, Canada and in the State of Washington that can provide us with the raw materials necessary to conduct our business, any significant decreases in supplies, or any increase in costs or a greater increase in delivery costs for these materials, could result in a further decrease in our margins, which would harm our financial condition. For example, in the third quarter of fiscal year 2004, we experienced an increase in the cost of fiber which we use as feedstock, which resulted in a decline in our gross profits for the period.

We have significant indebtedness.

As of October 31, 2003, we had total long-term indebtedness under our bonds, capitalized-lease obligations and other asset financings of $2,747,000. We make interest payments (and principal payments on the taxable bond) on the indebtedness under our bonds, which are due in 2007 and 2019. In addition, in August 2003, we entered into a loan agreement to borrow up to $4,691,000 which has a balloon payment of the principle balance due in August of 2009. We may incur substantial additional debt in the future. Our indebtedness could limit our ability to obtain necessary additional financing for working capital, capital expenditures, debt service requirements or other purposes in the future; plan for, or react to, changes in technology and in our business and competition; and react in the event of an economic downturn. There is no guarantee that we will be able to meet our debt service obligations. If we are unable to generate sufficient cash flow or obtain funds for required payments, or if we fail to comply with covenants in our indebtedness, we will be in default. The indebtedness underlying our bonds is secured by a mortgage on our real property and a security interest in our assets. If we are in default under the agreements governing our indebtedness, the creditors may be able to foreclose on our property and assets, which would substantially harm our business and financial condition.

The ownership of real property and the building of our own manufacturing facilities expose us to certain risks that could harm our business.

We have substantially completed building a manufacturing facility on real property in Whatcom County, Washington that we purchased in fiscal year 2003, and we have purchased additional real property in Georgia where we have begun to build another manufacturing plant. Although we believe that we have sufficient funds to finance this build-out, we may exceed our capital expenditure budget substantially as a result of project delays, construction cost overruns and other factors, and we may be required to seek additional sources of funds for our planned expansion. We cannot assure you that such funds will be available on satisfactory terms. Failure to obtain such financing could delay or prevent our planned expansion, which could harm our operating results. In addition, we cannot assure you that there will not be a decline in the market value of our properties, which could also have an adverse effect on our financial condition. Moreover, ownership of real property could expose us to additional environmental regulations, the noncompliance with which could substantially harm our business.

Our business is subject to many regulations and noncompliance is costly.

The manufacture, marketing and sale of our products are subject to the rules and regulations of various federal, provincial, state and local health agencies, including, without limitation, the air emission standards enforced by the Northwest Air Pollution Authority and regulations promulgated by the U.S. Food and Drug Administration and the U.S. Department of Agriculture. If a regulatory authority finds that a current or future product or production run is not in compliance with any of these regulations, we may be fined, production may be stopped or our product may be pulled from the shelves, any of which could adversely affect our financial conditions and operations. Similarly, any adverse publicity associated with any noncompliance may damage our reputation and our ability to successfully market our products. Furthermore, the rules and regulations are subject to change from time to time and while we closely monitor developments in this area, we have no way of anticipating whether changes in these rules and regulations will impact our business adversely. Additional or revised regulatory requirements, whether labeling, environmental, tax or otherwise, could have a material adverse effect on our financial condition and results of operations.

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

We believe that, to an extent, our past performance has been based upon, and our future success will partially depend upon our ability to continue to improve our existing products through product innovation and to develop, market and produce new products. We cannot assure you that we will be successful in the introduction, marketing and production of any new products or product innovations, or develop and introduce in a timely manner innovations to our existing products which satisfy customer needs or achieve market acceptance. Our failure to develop new products and introduce them successfully and in a timely manner could harm our ability to grow our business and could have a material adverse effect on our business, results of operations and financial condition.

The inability to successfully obtain or protect our patents could harm our competitive advantage.

Our success will depend, in part, on our ability to maintain protection for our products under U.S. patent laws, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. We have three U.S. patents issued (and corresponding Canadian patents and patent applications) and one U.S. patent application pending. Patent applications may not successfully result in an issued patent. Issued patents are still subject to challenges and infringements and may not provide sufficiently broad protection. Furthermore, others may independently develop similar products or otherwise circumvent our patent protection. Should we fail to obtain and protect our patents, our competitive advantage will be harmed. Litigation may be necessary in the future to enforce our intellectual property or to defend against a claim of infringement or invalidity. Litigation could result in substantial costs and the diversion of resources and could harm our business and operating results.

The products that we manufacture could expose us to product liability claims.

Our business exposes us to potential product liability risks that are inherent in the manufacture and distribution of certain of our products. Although we generally seek to insure against such risks, there can be no assurance that such coverage is adequate or that we will be able to maintain such insurance on acceptable terms. A successful product liability claim in excess of our insurance coverage could have a material adverse effect on us and could prevent us from obtaining adequate product liability insurance in the future on commercially reasonable terms.

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

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

Exhibit
Number	Exhibit Description

3.1	Altered Memorandum of Company (Amended) (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-KSB filed on April 3, 2003).

3.2	Articles of the Company (incorporated by reference to the exhibits to the Company’s registration statement filed on February 24, 1992, as amended (No. 33-45020)).

10.1	Loan Agreement Among BB&T, Inc., as Lender, and Absorption Corp., as Borrower, dated as of August 20, 2003.

31.1	Certification of Gordon Ellis, President and Chief Executive Officer of International Absorbents Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of David Thompson, Chief Financial Officer of International Absorbents Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Gordon Ellis, President and Chief Executive Officer of International Absorbents Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of David Thompson, Chief Financial Officer of International Absorbents Inc., pursuant to 18 U.S.C. Section 1350.

b)	Reports on Form 8-K

1)	On July 14, 2003 a report on Form 8-K was filed with the Securities and Exchange Commission announcing the election of Daniel J. Whittle to the Board of Directors for a term of two years and the appointment of Michael Bentley to the Board of Directors to replace the resigning Shawn Dooley.

2)	On June 13, 2003, a report on Form 8-K was filed with the Securities and Exchange Commission announcing the Company’s earning for the first fiscal quarter ending April 30, 2003.

3)	On August 29, 2003 a report on Form 8-K was filed with the Securities and Exchange Commission announcing the Company entering into a loan agreement with Branch, Banking and Trust Company (“BB&T”) whereby BB&T has agreed to loan to Absorption the amount of $4,691,000.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL ABSORBENTS INC.
(Registrant)

Date:	December 10, 2003	/s/ GORDON L. ELLIS

Gordon L. Ellis
President & CEO