Form 10KSB
period 2004-01-31
INTERNATIONAL ABSORBENTS INC
filed 2004-04-01
CIK 813634

2004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended January 31, 2004

[  ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from              to             .

Commission File Number 1-31642

INTERNATIONAL ABSORBENTS INC.

(Name of small business issuer in its charter)

British Columbia, Canada	Not applicable
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1569 Dempsey Road
North Vancouver, British Columbia
Canada V7K 1S8
(Address of principal executive offices, including zip code)
Issuer’s telephone number including area code: (604) 681-6181

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of exchange on which registered
Common Shares, without par value	American Stock Exchange

Securities registered under to Section 12(g) of the Act: None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

[X]

State the issuer’s revenues for its most recent fiscal year: $19,618,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $34,863,210 as of March 29, 2004

The aggregate number of Common Shares outstanding on March 28, 2004 was 5,810,535.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement prepared for our Annual General Meeting of Shareholders to be held on June 8, 2004 are incorporated by reference in Part III.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

INTERNATIONAL ABSORBENTS INC.
Annual Report on Form 10-KSB
For the Fiscal Year Ended January 31, 2004

Unless otherwise indicated, all dollar amounts in this report are U.S. dollars.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

International Absorbents Inc., primarily through a wholly-owned U.S. subsidiary, Absorption Corp., is engaged in developing, manufacturing and marketing a wide range of animal care, industrial absorbent and hydro mulch products made from reclaimed industrial waste cellulose fibers. International Absorbents was incorporated on May 13, 1983 under the laws of British Columbia, Canada.

Absorption was incorporated in the State of Nevada on July 25, 1985. It is licensed to do business in the State of Washington and has its headquarters in Ferndale, Washington. Substantially all of our operations are conducted through Absorption.

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America.

Recent Developments

During the fiscal year ended January 31, 2004, a number of events and factors affected our financial resources and operating results.

Revenues for fiscal year 2004 were $19,618,000, an increase of 22% over the fiscal year 2003 total of $16,077,000, as greater product sales volume was achieved for our animal care product lines. We generated after-tax income during fiscal year 2004 of $1,435,000, or $0.25 per basic common share, as compared to after-tax income for fiscal year 2003 of $1,503,000, or $0.27 per basic common share.

We believe that our financial results for fiscal year 2004 were primarily the result of the following:

•	Increased sales through major pet retailers of our flagship brand CareFRESH® pet bedding as a result of new store openings, increased promotional activity and increased market share.

•	Placement of new product lines with each of the two major U.S. pet retail chains.

•	Successful growth of product sales in the mass merchandiser channel through distribution at Target, Walmart, and other mass merchandisers nationwide.

•	Continued growth under a joint marketing agreement with a private firm from the United Kingdom whereby each company agreed to sell the other’s products, giving us a complete line of small animal food products to sell in North America and a low-cost way to enter European markets with our flagship brand.

•	Continued growth in gross profits, even in light of increased maintenance and material costs.

•	Introduction of new products, thereby helping to widen potential distribution channels, increase freight efficiencies and reduce supply chain costs for customers.

•	Maintenance of corporate and administrative expenses, which provided us with the infrastructure needed to support strong future growth.

Gross profits on total sales for fiscal year 2004 were $7,456,000, or 38%, versus $6,799,000, or 42%, for the prior fiscal year. This decrease was primarily due to our changing product mix, which resulted in increased sales of lower-margin products; the increased costs of many of the components of manufacturing; and the costs associated with the re-commissioning of our new hydro-mulch facility.

Total selling general and administrative expenses for fiscal year 2004 increased to $5,187,000 from $4,620,000 for fiscal year 2003, primarily due to planned investments in sales and marketing programs to continue our planned diversification of product lines.

Our Products

We manufacture and distribute animal care, industrial absorbent and hydro mulch products made from reclaimed industrial waste cellulose fibers. Below is a summary of each of our product lines and the distribution channels for each of these product lines.

Animal Care Products

Animal Bedding Products

Our leading product is a small animal bedding made from cellulose waste fiber. It is utilized, in lieu of wood shavings, hardwood chips and corn cobs, as a substrate for rodents, rabbits, reptiles and hand-fed exotic birds. We believe that our product is superior to traditional bedding materials because it is better able to control and contain ammonia odors. We are a significant bedding supplier to major pet store chains and to independent pet stores through the use of a wide North American network of wholesale distributors. The bedding is also widely used by universities and research facilities. We market our animal bedding under the brand names CareFRESH® pet bedding, CareFRESH® laboratory animal bedding, Healthy Pet™ pet bedding and CRITTERCare™ Pet Bedding depending on the distribution channel.

Pet Litter Products

Using our patented technology, we manufacture paper litter for use by cats, dogs, ferrets and caged birds. Our products differ from other paper-based litter products in that they are granular rather than pelletized. We believe that animals prefer our products over pellets, and consumers report that they like the appearance better than competitive paper products. Our products are designed to be healthier for pets and people than traditional clay litter because of health problems related to crystalline silica in clay products. Our products also generally prove to be less dusty and weigh less than other paper-based litter products, making their handling and disposal easier. We were among the first to offer a dog litter product, which we believe created an entirely new retail category and helps provide a lifetime comfort solution for small house-bound dogs. We sell our pet litter products through veterinary, laboratory, pet specialty and general merchandise distribution channels under the brand names ECOfresh™ and Puppy Go Potty™.

In February 1994, we acquired the CatWorks® cat litter business from Pet Products Plus, Inc., a major pet food manufacturer. The CatWorks® product is a pelletized cat litter made from grain by-products and is produced by a contract manufacturer in the State of Missouri. Sales of this product have remained static for the past several years.

Animal Food Products

Through our joint marketing alliance with Supreme Petfoods Ltd, a privately held British firm, we distribute a premium line of small animal food products to pet stores across North America under such brand names as Russel Rabbit, Gerty Guinea Pig and Reggie Rat brand premium diets.

Industrial Products

We manufacture loose particulate pillows, socks, booms, pads and spill kits for use in spill clean up and plant maintenance in the manufacturing, repair and operations (MRO) marketplace. These products are either general purpose in nature or specifically designed for oil-based liquids.

Absorbent W™ is a patented cellulose absorbent specially processed to absorb and retain hydrocarbons like diesel fuel, hydraulic fluid or lubricating oil, while at the same time repelling water. We believe that Absorbent W absorbs more, is better able to retain what it absorbs and is less costly from production to disposal than the polypropylene products with which it traditionally competes.

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

Hydro Mulch

We manufacture wood fiber-based hydro mulch under contract for a leading manufacturer/marketer of hydro mulch. This product is used for erosion control and to ensure proper seed germination on roadsides and large earth-moving projects. We provide a West Coast manufacturing source for our customer under contract, and have no sales or marketing responsibilities for this hydro mulch product. The wood fiber used to manufacture hydro mulch is different than the fiber used to produce our other products, so it does not compete with our other products for raw materials. In the mid- to long-term, we believe that the production of hydro mulch will be synergist with the production of our other products and reduce the overall energy cost per unit produced. While we currently only have one customer for this product, our three-year production contract is renewable and other marketers may be interested in our production capability should the contract not be renewed. We are currently in the second year of this contract.

Raw Materials

Our animal care bedding and industrial products are made from raw materials that are readily available from a number of suppliers. These products are manufactured in our current Bellingham and Ferndale, Washington facilities. The main component for our animal care bedding, pet litter and industrial products is a cellulose fiber by-product. Pulp and paper mills in British Columbia, Canada and Western Washington State provide this raw material. Our production rates can be fully supported by combinations of fiber from various pulp and paper mills in the Northwestern United States. We believe that this diversification of raw material sources improves our ability to fill our fiber needs and improves the quality of our product.

The raw material used for hydro mulch is unprocessed wood chips. The chips are obtained from multiple vendors located in Western Washington State and British Columbia. We feel that there is an adequate supply of this material available to meet our manufacturing needs.

Other raw materials used in the production of our products include chemical binders which are readily available from several suppliers. We believe that the loss of one or more of our suppliers would not have a significant effect on our operations. The loss of any supplier may cause an increase in freight costs, the amount of which would depend on the distance to the alternative source. Our operations could be adversely affected if a general shortage of raw material were to occur and persist. We have not experienced any serious production delays because raw materials were unavailable.

Research and Development

Current research and development activities include refining existing products, as well as developing new sorbent products and related manufacturing processes for both the animal care industry and industrial markets. Our research and development department also analyzes and tests the competitive market to determine new applications for our existing products.

We expense general research and development. During the year ended January 31, 2004, we incurred research and development costs of $30,000 primarily to analyze the competitive market and develop new product applications, as compared to $107,000 in fiscal year 2003.

Markets and Competition

We manufacture a wide range of cellulose-based products, which are sold primarily in three markets: (1) animal care products, (2) general industrial or MRO sorbents and (3) hydro mulch. The following is an overview of each market and the competitive conditions within such market.

Animal Care Market

A majority of our animal products are sold in the pet specialty channel, through wholesale distributors throughout North America and to the two major pet supply retailers, Petco Animal Supplies and PETsMART, who constitute our two largest customers as described below under “Major Customers.” Competition for the small animal bedding business comes from regional suppliers of wood shavings and major small animal food/bird seed manufacturers who have wood shavings and corncob bedding as product line extensions. These food manufacturers offer distributors and retailers the advantage of a single source supply, cross marketing opportunities between food and bedding and, in some cases, strong brand recognition within the animal bedding pet specialty channel. While no other company currently has a similar product to our patented and proprietary flagship product, we believe that the success of our product has led to the introduction of additional competitors in the bedding category.

Competition for our pet litter products comes from multiple producers of small animal bedding and foods, the majority of which serve only regional markets. We believe that we are able to compete in this market based on the high quality and unique characteristics of our pet litter products.

The consolidation of the pet retail business that began over 10 years ago has expanded in recent years to the distributor level. This means that there are fewer but larger customers for our products. We believe that the logistical requirements of serving these larger customers are a barrier to the entry into the market for many start-up companies. However, the larger customers are looking for supply partners with more than one product line in order to reduce supply chain costs and to be able to deal with fewer suppliers. We will continue to expand our product offerings in order to take advantage of our existing relationships with the Petco and PETsMART chains and the wholesale distributor network we have established. We estimate that we have product in 70% of the pet specialty stores in North America and enjoy a market share of approximately 15% in the pet specialty channel for our flagship CareFRESH® brand. We have introduced over a dozen new products over the past two years to broaden our product offerings in an effort to make us less dependent on our flagship line.

The general merchandise channel, most notably Wal-Mart, Kmart and Target, accounted for approximately one-half of the wood shavings sold for pet bedding in the United States during 2002, the most recent date for which this information is available. Since general merchandise retailers typically offer most pet products as a convenience item, their product offering is generally not as broad as in the pet specialty channel, and the product duplication found in the pet specialty channel is generally lacking. As a result, niche products such as our pet bedding are generally only found at stores with larger pet departments, thus reducing the potential number of stores available to us. Additionally, since the three largest general merchandise retailers account for approximately 70% of the dollar volume in this channel, products must be successful in one or more of the three major retailers in order to achieve significant market share. We entered the general merchandise channel two years ago and added additional resources to increase our business in this distribution channel in 2003.

Small animal food is sold in both pet specialty stores and general merchandisers. During the current fiscal year, we introduced our line of small animal food into the pet specialty channel, using our established brand equity as a tool to gain placement.

General Industrial/MRO Sorbent Market.

Our industrial sorbent products are currently marketed under the Absorbent GP™, Absorbent W™, SpillSorb™, and Spill-Dri™ trade names in North America, Europe and Pacific Rim countries. A significant portion of these industrial products is sold overseas through our international distributor channel. Our absorbents are sold in Canada through a master distributor agreement with ITW Devcon Plexus. See — “Marketing and Distribution.”

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

Clay absorbents are sold as commodities on a price basis. Competitors who offer clay-based floor sweep materials are generally regional mines and repackagers. Other organic products such as corncobs also compete in this category. We believe that our products are superior in absorption rate and capacity, are lighter in weight, and have a lower environmental and financial cost from production to disposal than mineral-based absorbents. However, due to the price sensitivity in the MRO marketplace and less stringent regulations and enforcement on “low level waste generators,” our industrial sorbent products have limited sales, brand recognition and market share.

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

Hydro Mulch

The term hydro mulch applies to a wide range of materials made from wood fiber, recycled paper, and various polymers and tackifiers for the purpose of erosion control and moisture retention while seed is germinating. Hydro mulch is applied to road construction cuts, large land clearing projects and even in some turf grass seeding operations. There are three major companies and several regional manufacturers of hydro mulch. We have a three-year contract with one of the three major companies, Mat Inc., to produce wood based hydro mulch under Mat’s label. We are not responsible for sales or marketing of the product. Because of the cost of transporting a bulky, lower value product, regional manufacturing is advantageous to national sellers and we believe that our West Coast location compliments Mat’s own Midwest production facility.

Business Segments

We are involved primarily in the development, manufacture, distribution and sales of absorbent products. Our assets are located, and our operations are primarily conducted, in the United States.

We define our business segments based upon the market in which our customers sell products. We operate principally in three business segments: the animal care industry, the industrial cleanup industry and hydro mulch.

Our management team evaluates segments based upon operating income generated by each segment before depreciation and amortization. Depreciation and amortization are managed on a consolidated basis and as such are not allocated to individual segments. There are no intersegment transactions or significant differences between segment accounting and corporate accounting basis.

A table showing the financial results for the fiscal year of the three segments can be found in Note 15 (Segmented Information) to our financial statements contained elsewhere in this Annual Report.

Marketing and Distribution

Manufacturing, marketing and distribution activities are carried out by our subsidiary Absorption, or its wholesale distributors. As of January 31, 2004, Absorption had a total of five field-based sales people, including both employees and independent contractors, and 11 corporate-based sales, customer service and marketing associates. As sales increase, staffing will be adjusted to meet the demand.

Animal care products are sold through approximately 80 wholesale pet supply distributions and direct buying retailers throughout North America. Industrial products are sold in limited markets in the United States and through a master distributor agreement in Canada. Industrial products are also sold through distribution partners in Australia, Singapore, Japan, Taiwan, South Korea, Denmark, Israel, and China.

Government Regulations

Our manufacturing operations in Bellingham and Ferndale, Washington are required to comply with air emission standards enforced by the Northwest Air Pollution Authority. We believe that we are currently in compliance with those standards. The costs of complying with the standards are not material. Non-compliance with such standards could result in the closure of our particulate manufacturing operations, expenditures for necessary corrective actions or the possible imposition of fines. In addition, we are subject to regulations governing our food products, including those promulgated by the USDA. See “—Risk Factors – Our business is subject to many regulations and noncompliance is costly.”

Intellectual Property

Our intellectual property is important to our success. In general, we attempt to protect our intellectual property rights through patent, copyright, trademark and trade secret laws and contractual arrangements. There can, however, be no assurance that our efforts will be effective to prevent misappropriation of our technology, or to prevent the development and design by others of products or technologies similar to or competitive with those developed by us.

Absorption holds three United States patents (and corresponding Canadian patents and patent applications) on various degradable particulate absorbent materials and our manufacturing process. These patents expire in June 2005, February 2007 and October 2009, respectively. Absorption also has one patent pending. Absorption currently holds three trademarks and has five trademark applications pending.

Number of Employees

As of March 2004, we (with our subsidiary) had 94 full-time employees, none of which are represented by labor unions. In addition, we employ a small number of temporary employees and contractors to provide management, administration, manufacturing, and marketing services.

Major Customers

We have two significant customers, one of whom accounted for more than 23% of our revenues and one of whom accounted for more than 18% of our revenues during fiscal year 2004. Other than these two customers, we are not materially dependent on any other single customer or group of customers.

Internet Website

Our Internet website can be found at www.absorbent.com. We make available free of charge through our investor relations section, under the “Corporate Profile” tab, all our filings, including our annual reports on Form 10-KSB and quarterly reports on Form 10-QSB, filed pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is filed with, or furnished to, the SEC.

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

     Our largest customer accounted for approximately 23% of our net sales in fiscal year 2004 and 24% in fiscal year 2003, while our second largest customer accounted for approximately 18% of our net sales in each of the fiscal years 2004 and 2003.

     The loss of or significant adverse change in our relationship with any of these key retailers could cause our net sales, income from operations and cash flow to decline. The loss of, or reduction in, orders from any significant customer, losses arising from customer disputes regarding shipments, fees, merchandise condition or related matters, or our inability to collect accounts receivable from any major customer could reduce our income from operations and cash flow.

Any increase in the costs, or decreases in the supply, of the raw materials necessary for our business could have an adverse effect on our financial condition.

     Our business places heavy reliance on raw materials being readily available. Although we believe that there are a number of pulp and paper mills in British Columbia, Canada, the State of Georgia, and in the State of Washington that can provide us with the raw materials necessary to conduct our business, any significant decreases in supplies, or any increase in costs or a greater increase in delivery costs for these materials, could result in a further decrease in our margins, which would harm our financial condition.

We have significant indebtedness, which could limit our ability to obtain additional financing and could adversely affect our business in several other ways.

     As of January 31, 2004, we had total indebtedness under our bonds and bank loan, and other asset financings of $3,076,000. In addition, we have committed to a bank for up to $4,691,500 to finance property plant and equipment in Jesup, Georgia. We make interest payments on the indebtedness under our bonds and bank loan, which are due in 2007, 2008 and 2019. We may incur substantial additional debt in the future. Our indebtedness could limit our ability to obtain necessary additional financing for working capital, capital expenditures, debt service requirements or other purposes in the future; plan for, or react to, changes in technology and in our business and competition; and react in the event of an economic downturn. There is no guarantee that we will be able to meet our debt service obligations. If we are unable to generate sufficient cash flow or obtain funds for required payments, or if we fail to comply with covenants in our indebtedness, we will be in default. The indebtedness underlying our bonds is secured by a mortgage on our real property and a security interest in our assets. If we are in default under the agreements governing our indebtedness, the creditors may be able to foreclose on our property and assets, which would substantially harm our business and financial condition.

The ownership of real property and the building of our own manufacturing facilities expose us to certain risks that could harm our business.

     We are currently in the process of building a manufacturing facility on real property in Wayne County, Georgia that we purchased in fiscal year 2004. Although we believe that we have sufficient funds to finance this build-out, we may exceed our capital expenditure budget substantially as a result of project delays, construction cost overruns and other factors, and we may be required to seek additional sources of funds for our planned expansion. We cannot assure you that such funds will be available on satisfactory terms. Failure to obtain such financing could delay or prevent our planned expansion, which could harm our operating results. In addition, we cannot assure you that there will not be a decline in the market value of our properties in either the State of Georgia or the State of Washington, which could also have an adverse effect on our financial condition. Moreover, ownership of real property could expose us to additional environmental regulations, the noncompliance with which could substantially harm our business.

Our business is subject to many regulations and noncompliance is costly.

     The manufacture, marketing and sale of our products are subject to the rules and regulations of various federal, provincial, state and local agricultural and health agencies, including, without limitation, the air emission standards enforced by the Northwest Air Pollution Authority and regulations promulgated by the USDA. If a regulatory authority finds that a current or future product or production run is not in compliance with any of these regulations, we may be fined, production may be stopped or our product may be pulled from the shelves, any of which could adversely affect our financial conditions and operations. Similarly, any adverse publicity associated with any noncompliance may damage our reputation and our ability to successfully market our products. Furthermore, the rules and regulations are subject to change from time to time and while we closely monitor developments in this area, we have no way of anticipating whether changes in these rules and regulations will impact our business adversely. Additional or revised regulatory requirements, whether labeling, environmental, tax or otherwise, could have a material adverse effect on our financial condition and results of operations.

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

     We believe that, to an extent, our past performance has been based upon, and our future success will partially depend upon, in part, our ability to continue to improve our existing products through product innovation and to develop, market and produce new products to expand and diversify our product offerings. We cannot assure you that we will be successful in the introduction, marketing and production of any new products or product innovations, or develop and introduce in a timely manner innovations to our existing products which satisfy customer needs or achieve market acceptance. Our failure to develop new products and introduce them successfully and in a timely manner could harm our ability to grow our business and could have a material adverse effect on our business, results of operations and financial condition.

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

As a result of our principal executive offices, a majority of our directors and certain of our officers residing in in Canada, investors may find it difficult to enforce, within the United States, any judgments obtained against our company or our directors or officers.

Our principal executive offices, a majority of our directors and certain of the officers are located and/or residents of Canada, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to obtain jurisdiction over the Company or its directors or officers in courts in the United States in actions predicated on the civil liability provisions of the U.S. federal securities laws; enforce against the Company or its directors or officers judgments obtained in such actions; obtain judgments against the Company or its directors or officers in actions in non-U.S. courts predicated solely upon the U.S. federal securities laws; or enforce against the Company or its directors or officers in non-U.S. courts judgments of courts in the United States predicated upon the civil liability provisions of the U.S. federal securities laws.

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

ITEM 2. DESCRIPTION OF PROPERTY

Bellingham, WA

Absorption leases approximately 0.7 acres of land from the Port of Bellingham in the State of Washington, where our absorbent manufacturing facility is situated. The current lease agreement requires monthly rental payments of $1,458, including related taxes, until the agreement expires on August 31, 2005. Under the lease, Absorption must maintain a performance bond and pay for all maintenance, taxes and insurance on the property.

We constructed our manufacturing facility on the Bellingham site in 1987, and it contains approximately 13,000 square feet of production and office space. The facility can currently produce 14,000 tons of absorbent particulate each year. We believe this facility will be adequate for our manufacturing needs for the near future.

We have a month-to-month lease on a separate production facility covering 2,500 square feet, with lease payments for this facility of $2,500 per month.

Ferndale, WA

On October 18, 2002, we purchased for cash approximately 15.6 acres of bare land, described as Lots 4, 5, and 6 of the Grandview Light Industrial Park, Ferndale, Washington. The total purchase price of the land was $1,500,000, plus closing costs, which was determined through arms-length negotiations.

During the fiscal year 2004, we completed the construction of a 105,000 square foot production, warehousing, and office space facility on this property. The construction of this facility was paid through the issuance of Industrial Revenue Bonds in the amount of $2,910,000 and from cash on hand. Manufacturing of our animal care products, hydro mulch products, and some ancillary products along with the majority of our warehousing takes place at this facility.

Jesup, GA

On August 20, 2003, we purchased 14 acres of land zoned light industrial in Jesup, Georgia for $140,000, which included a 41,000 square foot steel warehouse building. In January of 2004, we began construction of approximately 45,000 square feet of additional warehousing and manufacturing space on the property at an estimated cost of $6,200,000. The construction is being financed with cash on hand and a debt facility from Branch Banking &Trust Co. We intend to manufacture and warehouse multiple product lines at this facility.

Vancouver, BC, Canada

We also share 1,640 square feet of office space with a related party in North Vancouver, British Columbia, Canada. The terms of our rental agreement call for monthly payments of $500 towards the office space and includes the use of office furniture and equipment (see Part III, Item 12 “Certain Relationships and Related Transactions”).

We believe that our existing properties are in good condition, are adequately insured in a manner consistent with other similarly situated companies and will meet our manufacturing and warehousing needs for the foreseeable future.

Our owned properties are subject to mortgages to secure the indebtedness under our bonds and long term debt, which was equal to $3,076,000 as of January 31, 2004.

ITEM 3. LEGAL PROCEEDINGS

On February 23, 2004, an arbitration demand was filed against Absorption seeking damages in the amount of approximately $1,000,000. This arbitration demand relates to a lawsuit that was filed on June 22, 1995 in the Boone Circuit Court of the Commonwealth of Kentucky against Absorption seeking damages in an immaterial amount. The lawsuit is captioned Wilder et.al. v. Absorption Corp., Civil Action No. 95-CI-547, and alleges breach of contract, fraud, violation of the Kentucky Unfair Trade Practices Act and other related claims. We dispute the allegations of the arbitration demand and lawsuit and will vigorously defend against the actions, and, although we cannot predict the outcome of pending proceedings, we do not expect that any outcome in this matter is likely to have a material adverse impact on our financial condition.

Except as described above and for ordinary routine litigation incidental to our business, there are no material legal proceedings pending to which we or our subsidiary are a party, or of which any of our properties is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal year 2004 there were no matters submitted to a vote of the security holders.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our Common Shares are currently listed on American Stock Exchange (since March 21, 2003), under the trading symbol IAX. Although the American Stock Exchange is currently our principal trading market, the OTC Bulletin Board was our principal trading market for fiscal years 2003 and 2002. Shown below are the high and low sale prices for the Common Shares for each of the fiscal years ending January 31, 2003 and 2004 as listed on the American Stock Exchange and the OTC Bulletin Board. The following quotations, as provided by the American stock Exchange and the OTC Bulletin Board, Nasdaq Trading & Market Services, represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations may not represent actual transactions.

	FISCAL YEAR		FISCAL YEAR
	2004		2003
	HIGH	LOW	HIGH	LOW
First quarter	3.73	2.04	$2.85	$2.20
Second quarter	4.36	3.15	$2.25	$2.20
Third quarter	4.25	3.04	$2.44	$1.57
Fourth quarter	5.49	3.95	$2.44	$1.68

Shareholders

We had 497 shareholders of record at January 31, 2004.

Dividends

We have never paid any dividends to the holders of our common shares. The decision to pay dividends and the amount thereof is at the discretion of our Board of Directors and will be governed by such factors as earnings, capital requirements and our operating and financial condition. We intend to retain our earnings to finance the growth of our business and, thus do not intend to pay dividends in the foreseeable future.

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

On October 15, 2003 and November 3, 2003, two of the Company’s existing stockholders exercised warrants to purchase 10,900 and 11,000 Common Shares, respectively at an exercise price of $2.29 and $2.27 per share, respectively. This issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS

This discussion is intended to further the reader’s understanding of the consolidated financial statements, financial condition, and results of operations of International Absorbents, Inc. It should be read in conjunction with the consolidated financial statements, notes and tables which are included elsewhere in this annual report.

Overview

International Absorbents, Inc. is the parent company of its wholly owned subsidiary Absorption Corp. International Absorbents is a holding company and Absorption Corp is its operating entity. Management divides the activities of the operating company into three segments. These segments are animal care products, industrial absorbent products, and hydro-mulch products. We manufacture, distribute and sell this spectrum of products to both distributors and direct buying retailers. Absorption Corp is a leading manufacturer and seller of premium small animal bedding in North America. The primary product that it sells in this market is a small animal bedding sold under the brand name CareFRESH®. We consider the activities that surround the manufacture and distribution of CareFRESH® to be our core business. Our business strategy is to promote and grow our core business, and to create diversification in our market channels, our production methods, and our product lines in an effort to add strength and breadth to our business structure. As a result, we are dedicating significant resources to building infrastructure for the support of our core business and to creating more product and customer diversification. We believe that this strategy has started to provide results. Specifically, we continue to grow sales in our core business and improve the production process of our core CareFRESH® product while expanding sales of new products and existing products in new market channels. Even though we are currently experiencing significant initial costs, we believe our progress with the sales of new product lines will continue to move us toward developing multiple sources of income, which we anticipate will help reduce our risk of significant economic hardship due to reduced reliance on sales from only one significant product.

Results Of Operations

The following table illustrates our financial results for the fiscal year 2004 as compared to the fiscal year 2003. (in $1,000’s US)

	Fiscal
	Year	Percent	Fiscal Year	Percent	Percentage
	2004	of Sales	2003	of Sales	Change
Sales	$19,618	100%	$16,077	100%	22%
Cost of Goods Sold	12,162	62%	9,278	58%	31%

Gross Profit	7,456	38%	6,799	42%	10%
Corporate & Administrative
Expenses
Marketing & sales	2,886	15%	2,187	14%	32%
General & Administrative	2,301	12%	2,433	15%	-5%

	5,187	26%	4,620	29%	12%
Income from operations	2,269	12%	2,179	14%	4%
Interest Income	43	0%	48	0%	-10%
Interest Expense	(92)	0%	0	0%	0%

Income before provision for income taxes	2,220	11%	2,227	14%	0%
Current income tax provision	(321)	-2%	14	0%	0%
Deferred income tax provision	(464)	-2%	(738)	-5%	0%

Net Income	$1,435	7%	$1,503	9%	0%

Revenues

Our sales continue to grow in fiscal year 2004 from $16,077,000 in 2003 to $19,618,000 in 2004, but not at the percentage growth rate of previous years. We did grow the sale of our core product CareFRESH® during the year, which was a primary focus for fiscal year 2004. Our strategy of diversification also showed some success with the growth and addition of new and recently added pet products such as CareFRESH® Ultra™ and Critter Care™. Our strategy in regard to our industrial line of products has remained the same, which is basic maintenance of existing sales as such sales remained flat for the year. Sales of our hydro-mulch product were lower than we had expected due to the move of that production line from one manufacturing facility to another in the middle of the year.

Over the next year, our sales are expected to continue to grow, though not at the same percentage rate as previous years. We believe that our core business will continue to grow, but again at a reduced rate due to the market maturity of our primary market channel. We expect that our highest rate of expansion during fiscal year 2005 will be seen in new bedding lines in existing channels and the expansion in sales of bedding lines introduced recently in new channels. We will continue to look for opportunities to diversify our small animal product lines. Our industrial line of products is expected to remain flat due to the anticipated maintenance of our existing strategy. We also expect to show growth in the sales of our hydro mulch product.

Gross Profit

As we had projected, our gross margin (gross profit divided by sales) decreased during fiscal year 2004 from 42% in 2003 to 38% in 2004, even though gross profit increased from $6,799,000 in 2003 to $7,456,000 in 2004. This was due to the fact that during the year we sold more products that have lower gross margins than we have in previous years. We feel that this is a sign of success with our diversification strategy, because it has added to our gross profits. We also experienced general cost increases in the areas of materials, labor, utilities and especially maintenance. As we have previously stated, maintenance costs are becoming a bigger factor as we increase the production levels of our twenty-year-old production facility to levels above its original design parameters. These amounted to $500,000 in fiscal year 2004 as compared to $235,000 in fiscal year 2003. We are maintaining it at a high level to prevent shortages that could disrupt the flow of product to our customers. We are hopeful that these maintenance costs will be reduced once our new east coast production facility becomes fully operational. On the positive side, we were able to reduce some freight expenses, though this could be a short-term decrease depending on how high gas prices go during the first half of fiscal year 2005. The recommissioning expenses of our hydro-mulch production facility and the move of our primary warehouse facility into our new building, located in Ferndale Washington, during the third quarter of fiscal year 2004 also added significantly to our cost of goods sold for fiscal year 2004.

In fiscal year 2005, we expect that our gross profit percentage will continue to decrease. We believe that the maturity of the market for our core product will limit our ability to increase prices and mitigate cost increases. These cost increases are expected to occur in the area of material and energy. A major factor in reducing our gross margin in fiscal year 2005 is anticipated to be the costs associated with bringing our new Jesup, Georgia facility up to an efficient level of production. Because this facility will not be in full production until at least the third quarter of fiscal year 2005, these commissioning costs are not projected to be off set by freight savings this year. This is the primary factor which is expected to reduce gross profit. As stated in the revenues section above, we are projecting increases in the sale of our non-core products. As such, even though these products will contribute positively to gross profits, they will reduce the gross margin as they are generally lower margin products. These products include small animal diets, alternative beddings, and hydro-mulch. Because some of these products are relatively new to their markets, we cannot predict how much sales growth they will account for.

Sales and Marketing

During the year we invested in upgrading and expanding our marketing team, so that they would both protect and grow our core business and find ways to economically diversify our product line. We have now grown to the point that our competition has taken notice of us. As such, we have had to invest in marketing programs focused on protecting our growing market share. We have also made significant investments in market research as part of our diversification strategy. As a result, our marketing and sales expenses increased from $2.2 million in fiscal year 2003 to $2.9 million in fiscal year 2004.

In the coming year, we will continue the marketing initiatives started in fiscal year 2004. We intend to expand our sales staff to provide more regional exposure at the retail store level. As such our sales and marketing costs will increase as we invest in our future.

G&A

Since we completed our infrastructure expansion plan in fiscal year 2003, we were able to make adjustments to slightly decrease our G&A expenses from $2,433,000 for fiscal year 2003 to $2,301,000 for fiscal year 2004. This includes the elimination of rent expense for office space which is no longer needed due to the completion of our new facility located in Ferndale, Washington.

These G&A expenses (net of depreciation) are anticipated to remain flat in fiscal year 2005. Any additional savings we might find will be off-set by additional overhead resulting from the Jesup, GA facility. Also attempts to reduce G&A expenses will be mitigated by rising costs of being a publicly held company.

Interest Expense

For the first time in several years we have interest expense as a result of the financing of our capital expansion. We started expensing the interest on our bonds in Whatcom County, WA during the third quarter of fiscal year 2004.

Fiscal year 2005 will be our first full year of interest expense on this Washington facility. Interest expense will be incurred on the debt for the Jesup facility when that facility becomes operational. That date is yet to be determined.

Income Taxes

Since fiscal year 1999, Absorption has been profitable for income tax purposes, and has been able to offset the payment of income taxes in the United States with the accumulated losses from previous years. Absorption has, for its U.S. operations, fully utilized as of the second quarter of fiscal 2004 all of its U.S. tax net operating losses. Over the next year, this provision is expected to continue to be partially funded from accelerated tax deductions related to our investment in new production facilities. The Company has recorded a valuation allowance for the parent companies Canadian income tax losses.

Net Income

Even though sales increased for the year, net income remained flat. The major factor that caused net income to remain flat was our increased sales and marketing expense. Our higher sales and marketing expense is a direct result of our strategy to protect and grow our core business and to diversify into new product lines and market channels. We have invested in this area to improve our ability to grow the Company. We feel that this incremental increase in personnel and sales and marketing tools will strengthen our future sales potential. There were also secondary factors that had an effect on keeping our net income which arose out of our three phase capital expansion plan. The factors were increased depreciation resulting from our new facilities, and the related interest payments on debt used to acquire the new facilities.

We are currently estimating that our net income is likely to remain flat in the coming year. If the commissioning period of the new production facility in Jesup, Georgia takes longer than we are currently projecting, then the net income results for fiscal year 2005 could be lower than they were for fiscal year 2004. If any one of several new sales and marketing initiatives that were are currently pursuing achieve a significant level of success this fiscal year, then our net income could increase during fiscal year 2005. The result that is more likely than not would be some downward pressure on net income, in comparison to previous year’s result, at least partially off-set by incremental sales resulting from the visible success of one or more of our new product launches.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal year 2004 brought significant changes to our financial structure as a result of our capital expansion program. We are currently in the middle of the second phase of our three-phase capital expansion plan. This three-phase plan includes: the building of the new manufacturing and warehousing facility in Ferndale, Washington, which is now complete; the building of a new production facility in Jesup, Georgia, construction of which is underway; and the move of the Bellingham manufacturing facility to the Ferndale location, which will begin in approximately one year. The intent of this capital expansion plan is first to protect our core business by reducing our production costs and decreasing the cost of shipping product to our customers, and second to give us the ability to manufacture, warehouse, and distribute a wider diversity of products.

The table below illustrates the effects this capital expansion plan has had on our financial statements (in $1,000’s of US dollars):

	As of January 31,	As of January 31,
	2004	2003
Financial Condition
Total Assets	$15,943	$10,309
Total Liabilities	5,440	1,490
Total Equity	$10,503	$8,819
Debt/equity ratio	0.52	0.17
Assets/debt ratio	2.93	6.92
Working Capital
Current assets	$5,406	$6,239
Current liabilities	$2,122	$1,328
Current ratio	2.55	4.70
Cash Position
Cash* & short term investments	$2,096	$3,258
Cash generated from operations	$1,733	$2,343

* Including $432,000 in restricted cash subject to an escrow arrangement in connection with our revenue bond financing.

Financial Condition

During fiscal year 2004, we had a significant increase in assets from $10,309,000 in 2003 to $15,943,000 in 2004. The majority of this increase came from an increase in our property, plant and equipment resulting from the construction of our new production facility located in Whatcom County, Washington. We also had a substantial increase in total liabilities from $1,490,000 in 2003 to $5,440,000 in 2004 as we entered into long-term debt instruments to finance a portion of this new facility. In March 2003, we completed a $2,910,000 bond financing. The proceeds of the financing were used for the construction of this west coast facility, which houses production lines, warehouse space and corporate offices located in Whatcom County, Washington. The bonds are comprised of $2,355,000 as tax exempt and $555,000 as taxable. The bonds were issued through the Washington Economic Development Finance Authority in Washington State. The purchaser and holder of the bonds is GE Capital Public Finance. The tax exempt bonds had an initial fixed rate of 5.63% during the construction period, which was lowered to a fixed rate of 5.38% on October 1, 2003. The term of these bonds is 190 months, with interest-only payments for the first 52 months. The taxable bonds had an initial fixed rate of 5.78% during the construction period, which was lowered to a fixed rate of 5.53% on October 1, 2003. The term of these bonds is 52 months. The indebtedness underlying our bonds is secured by a mortgage on our real property and a security interest in our equipment assets, located in Whatcom County, Washington. At January 31, 2004, the balance outstanding was $2,335,000 on the tax exempt and $460,000 on the taxable bonds. If we are in default under the agreements governing our indebtedness, the creditors may be able to foreclose on our property and assets, which would substantially harm our business and financial condition. The funds from the sale of the bonds are held in escrow and have been released at an 85% rate as a percent of total building costs. Ten percent of the bond proceeds has been held back until certain non-financial performance requirements have been met. In connection with the tax exempt bonds, we have warranted that we will follow tax exempt bond rules as dictated by the Internal Revenue Service, the most significant of which is a maximum allowable expenditure of $10,000,000 on capital assets in Whatcom County for three years proceeding the issuance date and three years following the issuance date. In the event that we intend to exceed the $10,000,000 limit, we will have to pay off the tax exempt bonds before doing so.

On August 20, 2003 we signed a loan agreement with Branch Banking & Trust Co. to borrow up to $4,691,500 to be used for the construction and equipping of our new facility in Jesup, Georgia. Of this amount, $1,827,500 is to be used for property and plant. The balance of $2,864,000 is for production equipment in the facility. The loan agreement allows for up to 85% of the appraised value of property and plant to be borrowed and up to 80% of the value of equipment to be borrowed. The interest rate is the one month LIBOR rate (1.097 % on February 4, 2004) plus 2.25%. The property and plant portion is amortized over 15 years with a five-year balloon payment on the outstanding balance due August 20, 2009. Funds are drawn on the account as construction takes place. At January 31, 2004, $261,000 had been drawn on this loan. The equipment portion is amortized over seven years with a five-year balloon payment on the outstanding balance due on August 20, 2009. If we are in default under the agreements governing our indebtedness, the creditors may be able to foreclose on our property and assets, which would substantially harm our business and financial condition. On January 31, 2004, the purchase obligations relating to outstanding contracts for building the new facility in Jesup, Georgia totaled $1,666,000.

Working Capital

We believe that our existing cash on hand, long-term debt, and available line of credit currently provides us with enough cash to meet our existing needs for the foreseeable future. Our balance of cash and cash equivalents decreased during fiscal year 2004 from $3,051,000 at January 31, 2003 to $1,453,000 at January 31, 2004 primarily due to cash used for the purchase of property plant and equipment. Current liabilities, mostly in the area of accounts payable, increased primarily as a result of short-term payables related to the construction of our new West Coast production facility and operations related to our increase in sales. This resulted in a decrease in our current ratio as compared to fiscal year 2003, although the ratio remained at a relatively high level. Our current ratio is expected to decrease during fiscal year 2005 as additional investments are made in our new production facility located in Jesup, Georgia.

Cash Position

Unrestricted cash decreased during fiscal year 2004 from $3,051,000 January 31, 2003 to $1,453,000, January 31, 2004 primarily as a result of cash invested in capital assets. We expect to continue to use cash in expanding our production infrastructure, mainly in Jesup, Georgia, during fiscal year 2005. Because cash generated from operations will be less than the amount of cash we will need to complete our capital expansion, we expect to use both a portion of our cash on hand and debt to complete the current phase of our capital expansion plan. We will continue to closely monitor both current liabilities and current assets as they relate to the generation of cash with an emphasis on maximizing potential sources of cash. As of January 31, 2004, $432,000 of our cash was restricted as the result of an escrow agreement attached to our industrial revenue bond financing. This final balance will be released when certain non-financial performance requirements of the lender are satisfied. We expect the release to occur during the first half of fiscal year 2005.

Cash Generated from Operations

We continued to generate cash from operations during fiscal year 2004, although at a lower level than generated during the previous year. This reduction in cash generated from operations is primarily the result of a reduction in net income of $68,000 and current taxes of $592,000, which were paid this fiscal year. Due to previous tax loses, this was the first fiscal year during which we actually paid significant taxes. We were able to limit the growth of our accounts receivable during the fiscal year, even though we had a significant growth in sales, which resulted in additional cash. Also, during fiscal year 2004, our accounts payable remained flat, including the addition of construction-related items. If our sales continue to increase and we are able to continue to profitably produce our product, we should be able to continue to generate cash from operating activities, although it cannot be assured that this will be the case.

Financing and Investing Activities

Cash from financing activities during fiscal year 2004 provided $3,280,000 as compared to $4,000 for 2003. The majority of the cash received was the result of the issuance of industrial revenue bonds of $2,910,000, for the construction of our Whatcom County, Washington production facility and $261,000 borrowed for the first part of the facility construction process in Jesup, Georgia. In addition, $204,000 was received from the exercise of stock options and warrants. A significant amount of cash was used in fiscal year 2004 in investing activities which were a result of our capital expansion plan. Cash used in investing activities for fiscal year 2004 totaled $6,647,000. The majority of the cash, $6,110,000, was used to purchase property plant and equipment (our new production facility) located in Whatcom County, Washington. At the end of the fiscal year, $432,000 remained in an escrow account, which we believe will be released during the first half of fiscal year 2005. Also, during the fiscal year, loans to related parties were re-paid in the amount of $25,000.

During the year ended January 31, 2004, the Company renewed its short-term bank line of credit for up to $1,500,000, which is secured by the accounts receivable and inventory of Absorption. Interest is payable on funds advanced at the U.S. rate of prime plus 0.75%. The line of credit matures in January 2005. The funds available for advance to the Company by the lender is limited to 75% of Absorption’s eligible accounts receivable and 40% of Absorption’s eligible inventory. The Company has not drawn any funds from the line of credit.

During fiscal year 2005, we plan to continue the implementation of the second phase of our three-phase production expansion plan. The funding to complete this portion of the plan will come from cash on hand, cash generated from operations and the debt facility arranged with Branch Banking & Trust Co., as described above.

The first phase of our production expansion plan was substantially completed during the third quarter of fiscal year 2004. This is the construction of our new west coast facility located in Whatcom County, Washington. We had been operating in five separate leased facilities in Whatcom County. This new facility, which is was financed approximately half through debt and half through cash, has consolidated four of these leased facilities, resulting in what we anticipate to be an annual saving in cost of goods sold and general and administrative expenses of approximately $500,000 in lease payments. The consolidation of these facilities has also provide us with savings in other expenses caused by inefficient logistics. We expect that interest on the debt for the next fiscal year will be approximately $150,000.

Phase two of our production expansion plan is a second production facility located in Jesup, Georgia. We purchased approximately fifteen acres of real property in Jesup, Georgia, with an existing 41,000 square foot facility, during August 2003 for $140,000. We began construction during the fourth quarter of fiscal year 2004 on this property. The total project cost is estimated at $6,155,000. Of the total cost, approximately $4,700,000 is being financed through a long-term bank debt instrument and we anticipate that the balance will be financed with cash on hand. The annual interest expense of the debt used to finance this facility is estimated to be approximately $160,000 a year when the project is completed. By having production on the east coast, we will expect to have cost savings well in excess of additional overhead expenses and interest on the debt facilities. In addition, we believe that we will better be able to service our east coast customers and will have added long-term production security as a result of this diversification of manufacturing plants.

The third phase of our production expansion plan will occur in approximately one year when we plan to move the Bellingham production facility to the new Whatcom County plant. The final decision on this move will depend upon the then current economic conditions.

We believe that this three-phase plan will give us the ability to achieve significant cost savings, better serve our customers,

expand our production lines, diversify our production capacity and physically move manufacturing in a manner which is transparent to the users of our products.

Environmental Matters

We are committed to being an environmentally friendly company and to producing products which benefit the quality of the environment. Hazardous wastes are not produced, treated, or stored at any company-owned or operated facilities. State, federal, and local laws all have jurisdiction over production activities. We are currently in full compliance with these laws and expect to remain so for the foreseeable future.

Critical Accounting Policies

Introduction

In preparing our financial statements in conformity with accounting principles generally accepted in the United States, judgments and estimates are made that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. We believe that the material estimates that are particularly susceptible to significant change relate to the determination of the allowance for doubtful accounts and finance charges, deferred income taxes valuation allowance and sales incentives. As part of the financial reporting process, our management collaborates to determine the necessary information on which to base judgment and develop estimates used to prepare the financial statements. Historical experience and available information is used to make these judgments and estimates. However, different amounts could be reported using different assumptions and in light of different facts and circumstances. Therefore, actual amounts could differ from the estimates reflected in the financial statements.

In addition to the significant accounting policies described in Note 2 of the Consolidated Financial Statements, the Company believes that the following discussion addresses its critical accounting policies.

Inventory

Finished goods inventory are valued at the lower of cost (determined on the first-in, first-out basis) or net realizable value. Cost includes direct materials, labor and overhead allocation. Raw materials and supplies are valued at the lower of cost (determined on the first-in, first-out basis) or net realizable value.

Accounts Receivable and Allowance for Doubtful Accounts

We typically offer credit terms to our customers without collateral. Finance charges of 1.5% are assessed when a customer receivable balance becomes 30 days past due. We record accounts receivable at the face amount less an allowance for doubtful accounts and an allowance for finance charges. On a regular basis, we evaluate our accounts receivable and establish these allowances based on a combination of specific customer circumstances, as well as credit conditions and the history of write-offs and collections. Where appropriate, we obtain credit rating reports and financial statements of the customer to initiate and modify their credit limits. We obtain credit insurance for certain accounts that qualify for coverage in order to minimize credit risk exposure. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. At January 31, 2004 and 2003, management considered all accounts receivable in excess of the allowances for doubtful accounts and finance charges to be fully collectible.

Property, plant and equipment

Property, plant and equipment assets are recorded at cost. The Company’s building and equipment are located on owned and leased land. Buildings are depreciated on a straight line basis over a period of 40 years. Leasehold improvements are depreciated on a straight line basis over the life of the lease agreement for property located on leased land. Most of the Company’s equipment is depreciated over its estimated useful life using a 15% declining balance method, the remainder is depreciated using a straight line method over 5 years.

Revenue recognition

Revenue from the sale of products is recognized at the time title passes to the purchaser, which is generally when the goods are conveyed to a carrier. Promotional allowances are recorded as a reduction of sales, the recognition of which is determined in accordance with the provisions of EITF 01-9 “Accounting for Consideration Given by a Vendor to a Customer.”

Income taxes

We account for income taxes on the liability method. The liability method recognizes the amount of tax payable at the date of the financial statements as a result of all events that have been recognized in the financial statements, as measured by the provisions of currently enacted tax laws and rates. The accumulated tax effect of all temporary differences is presented as deferred federal income tax assets and liabilities within the balance sheet.

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

Recent Accounting Pronouncements

In December 2003, the FASB issued Financial Interpretation No. 46R (“FIN 46”), “Consolidation of Variable Interest Entities.” The objective of this interpretation is to provide guidance on how to identify a variable interest entity (“VIE”) and determining when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN 46 also requires additional disclosure by primary beneficiaries and other significant variable interest holders. Certain provisions of this interpretation became effective upon issuance. As of January 31, 2004, we did not have any VIE.

In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. During the year ended January 31, 2004, the Company adopted the provisions of SFAS No. 149, and it had no material effect on its results of operations or financial position.

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The adoption of SFAS No. 150 in May 2003 has not had a material effect on the Company’s results of operations or financial position.

In November 2003, the Emerging Issues Task Force (EITF) issued EITF 03-1, “The Meaning Of Other-Than-Temporary Impairment And Its Application To Certain Investments.” The EITF reached a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under FASB Statements No. 115 and 124, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. This EITF consensus is effective for fiscal years ending after December 15, 2003. Accordingly, the Company has adopted this statement as of January 31, 2004, and the result did not have a material impact on the Company’s statement of financial position or results of operations.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX

Auditor’s Report of Moss Adams LLP, Certified Public Accountants, on the Consolidated Financial Statements of the Company for the Fiscal Years Ended January 31, 2004 and 2003	Page 23
Consolidated Balance Sheets at January 31, 2004 and 2003	Page 24
Consolidated Statements of Earnings for the Fiscal Years ended January 31, 2004 and 2003	Page 25
Consolidated Statements of Stockholders’ Equity for the Fiscal Years ended January 31, 2004 and 2003	Page 26
Consolidated Statements of Cash Flows for the Fiscal Years ending January 31, 2004 and 2003	Page 27
Notes to Consolidated Financial Statements, January 31, 2004 and 2003	Page 28

Independent Auditor’s Report

To the Board of Directors and Stockholders
International Absorbents Inc.

We have audited the accompanying consolidated balance sheets of International Absorbents Inc. and Subsidiary as of January 31, 2004 and 2003, and the related consolidated statements of earnings, stockholders’ equity, and cash flow for each of the two years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Absorbents Inc. and Subsidiary as of January 31, 2004 and 2003, and the results of its earnings and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ MOSS ADAMS LLP

Bellingham, Washington
February 27, 2004

International Absorbents Inc. and Subsidiary
Consolidated Balance Sheets
As at January 31, 2004 and 2003
(in thousands of U.S. dollars, except per share amounts)

	2004	2003
Assets
Current assets:
Cash and cash equivalents	$1,453	$3,051
Restricted cash	432	—
Short term investments	211	207
Accounts receivable, net	1,525	1,489
Inventories, net	1,335	1,042
Prepaid expenses	148	151
Receivable from related party	—	26
Income taxes receivable	271	—
Deferred income tax asset	31	273

Total current assets	5,406	6,239
Property, plant and equipment, net	10,348	3,971
Intangible assets, net	39	69
Other assets, net	150	30

Total assets	$15,943	$10,309

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,976	$1,295
Related party payable	4	5
Current portion of long-term debt	142	—
Income taxes payable	—	28

Total current liabilities	2,122	1,328
Deferred income tax liability	384	162
Long-term debt	2,934	—

Total liabilities	5,440	1,490

Stockholders’ equity:
Common stock, no par value -
100,000,000 shares authorized, 5,773,970 and 5,667,345 issued and outstanding at January 31, 2004 and 2003, respectively	7,256	7,052
Additional paid in capital	489	444
Retained earnings	2,758	1,323

Total stockholders’ equity	10,503	8,819

Total liabilities and stockholders’ equity	$15,943	$10,309

The accompanying notes are an integral part of these consolidated financial statements.

International Absorbents, Inc. and Subsidiary
Consolidated Statements of Earnings
For the years ended January 31, 2004 and 2003
(in thousands of U.S. dollars, except per share amounts)

	2004	2003
Sales	$19,618	$16,077
Cost of goods sold	12,162	9,278

Gross Profit	7,456	6,799
Selling, general and administrative expenses	5,187	4,620

Income from operations	2,269	2,179
Interest expense	(92)	—
Interest income	43	48

Income before provision for income taxes	2,220	2,227
Income tax provision	(785)	(724)

Net income	$1,435	$1,503

Basic earnings per share	$.25	$.27
Fully diluted earnings per share	$.24	$.26
Weighted average number of shares outstanding (in thousands)
Basic	5,710	5,663
Diluted	5,983	5,750

The accompanying notes are an integral part of these consolidated financial statements.

International Absorbents Inc. and Subsidiary
Consolidated Statement of Stockholders’ Equity
For the years ended January 31, 2004 and 2003
(in thousands of U.S. dollars, except per share amounts)

				Retained	Total
			Additional	Earnings	Stock-
	Common		Paid in	(Accumulated	Holders’
	Share	Amount	Capital	Deficit)	Equity
Balance as of January 31, 2002	5,662	$7,048	$288	$(180)	$7,156
Exercise of stock options	8	13	—	—	13
Repurchase & retirement of shares	(3)	(9)	—	—	(9)
Stock based compensation	—	—	156	—	156
Net income	—	—	—	1,503	1,503

Balance as of January 31, 2003	5,667	7,052	444	1,323	8,819
Exercise of stock options	85	154	—	—	154
Exercise of warrants	22	50	—	—	50
Stock based compensation	—	—	10	—	10
Tax benefit from exercise of stock options	—	—	35	—	35
Net income	—	—	—	1,435	1,435

Balance as of January 31, 2004	5,774	$7,256	$489	$2,758	$10,503

The accompanying notes are an integral part of these consolidated financial statements.

International Absorbents Inc. and Subsidiary
Consolidated Statement of Cash Flows
For the years ended January 31, 2004 and 2003
(in thousands of U.S. dollars, except per share amounts)

	2004	2003
Cash flows from operating activities
Net income	$1,435	$1,503
Adjustments to reconcile net income to net cash used for operating activities
Depreciation and amortization	430	346
Amortization of stock-based compensation	10	156
Tax benefit from exercise of stock options	35	—
Deferred taxes	464	738
Changes in operating assets and liabilities
Accounts receivable	(36)	(354)
Inventory	(293)	(363)
Prepaid expenses	3	35
Accounts payable and accrued liabilities	20	302
Income taxes receivable/payable	(299)	(24)
Due to related parties	(1)	5
Interest receivable from related party	1	(1)

Net cash flows from operating activities	1,769	2,343

Cash flows from investing activities
Purchase of short-term investments	(420)	(107)
Proceeds from short-term investments	416	—
Purchase of property, plant and equipment	(6,110)	(2,910)
Purchase of other assets	(126)	(60)
Loan to related party	—	(25)
Proceeds from related party	25	—
Investment in restricted cash	(2,910)	—
Proceeds from restricted cash	2,478	—

Net Cash flows from investing activities	(6,647)	(3,102)

Cash flows from financing activities
Proceeds from long-term debt	3,171	—
Repayment of long-term debt	(95)	—
Proceeds from exercise of stock options	154	13
Proceeds from exercise of common stock warrants	50	—
Repurchase of common stock	—	(9)

Net cash flows from financing activities	3,280	4

Net change in cash	(1,598)	(755)
Cash and cash equivalents, beginning of period	3,051	3,806

Cash and cash equivalents, end of period	$1,453	$3,051

Cash paid for interest	$138	$—

Cash paid for income taxes	$592	$—

Non-cash investing activities
Increase in property, plant and equipment and accounts payable for purchase of plant and equipment	$661	$—

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
International Absorbents Inc. and Subsidiary
(in thousands of U.S. dollars, except per share amounts)

1	Operations

International Absorbents Inc. (“IAX” or the “Company”) is a Canadian company operating in the State of Washington, U.S.A. through its wholly-owned subsidiary, Absorption Corp (“Absorption”) (collectively the “Company”). On January 31, 2003, Total Absorb Inc. (“TAI“another wholly owned subsidiary in 2003) was amalgamated into International Absorbents Inc., the parent company.

The Company operates three segments and is engaged in the development and sale of value added products made from waste short fiber pulp (“SFP”) utilizing proprietary technology. The Company markets and sells animal and pet bedding products that are sold in consumer retail and commercial bedding markets. In addition, the Company markets and sells SFP-based products used for general industrial spill cleanup, marine oil-cleanup, and oil/water filtration, and has recently began manufacturing hydro mulch products. The Company has established distribution primarily in North America.

2	Significant accounting policies

Generally accepted accounting principles

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Basis of presentation

The consolidated financial statements include the accounts of IAX and its wholly-owned subsidiary Absorption, a Nevada company doing business in Washington State. On January 31, 2003, TAI was amalgamated into International Absorbents Inc. All significant intercompany transactions are eliminated in consolidation.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company typically offers credit terms to its customers without collateral. Finance charges of 1.5% are assessed when a customer receivable balance becomes 30 days passed due. The Company records accounts receivable at the face amount less an allowance for doubtful accounts and an allowance for finance charges. On a regular basis, the Company evaluates its accounts receivable and establishes these allowances based on a combination of specific customer circumstances, as well as credit conditions and the history of write-offs and collections. Where appropriate, the Company obtains credit rating reports and financial statements of the customer to initiate and modify their credit limits. The Company obtains credit insurance for certain accounts that qualify for coverage in order to minimize credit risk exposure. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. At January 31, 2004 and 2003, management considered all accounts receivable in excess of the allowances for doubtful accounts and finance charges to be fully collectible.

Inventories

Finished good inventories are valued at the lower of cost (determined on the first-in, first-out basis) or net realizable value. Cost includes direct materials, labor and overhead allocation. Raw materials and supplies are valued at the lower of cost (determined on the first-in, first-out basis) or net realizable value.

Property, plant and equipment

Property, plant and equipment assets are recorded at cost. The Company’s building and equipment are located on owned and leased land. Buildings are depreciated on a straight line basis over a period of 40 years. Leasehold improvements are depreciated on a straight line basis over the life of the lease agreement for property located on leased land. Most of the Company’s equipment is depreciated over its estimated useful life using a 15% declining balance method, the remainder is depreciated using a straight line method over 5 years.

Revenue recognition

Revenue from the sale of products is recognized at the time title passes, to the purchaser, which is generally when the goods are conveyed to a carrier. Promotional allowances are recorded as a reduction of sales, the recognition of which is determined in accordance with the provisions of EITF 01-9 “Accounting for Consideration Given by a Vendor to a Customer.”

Shipping and Handling Costs

Shipping and handling costs are accounted for under EITF No. 00-10: Accounting for Shipping and Handling Fees and Costs. Revenues generated from shipping and handling costs charged to customers are included in sales and were $465,000 and $422,000 in fiscal years 2004 and 2003, respectively. Shipping and handling costs for outbound and inbound shipping charges are included in cost of goods sold and were $2,165,000 and $2,079,000 in fiscal years 2004 and 2003, respectively.

Foreign currency translation

The Company’s reporting currency is the United States dollar. The Company considers the United States dollar to be the functional currency in foreign jurisdictions. Accordingly, transactions denominated in foreign currencies are re-measured to United States dollars at exchange rates in effect at the date of the transaction. At each balance sheet date, accounts denominated in foreign currencies are translated to United States dollars using current exchange rates. Gains and losses resulting from foreign currency transactions are not material and are included in the consolidated statement of income.

Advertising

The Company accounts for advertising expenses under Statement of Position (SOP) No. 93-7. Advertising costs are expensed when incurred and were $369,000 and $365,000 during fiscal years 2004 and 2003, respectively.

Research and development

The Company’s research and development costs are expensed in the period in which they are incurred. Research and development expenses were $30,000 and $107,000 during fiscal years 2004 and 2003, respectively.

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

Income taxes

The Company accounts for income taxes on the liability method. The liability method recognizes the amount of tax payable at the date of the financial statements as a result of all events that have been recognized in the financial statements, as measured by the provisions of currently enacted tax laws and rates. The accumulated tax effect of all temporary differences is presented as deferred federal income tax assets and liabilities within the balance sheet.

Stock-based employee compensation

Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123,” amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company accounts for stock-based employee and non-employee directors compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the fair value of the Company’s common stock and the amount an employee and non-employee directors must pay to acquire the common stock. Compensation expense is recognized rateably over the option-vesting period.

Compensation expense recognized under APB No. 25 for the grant of options to employees and non-employee directors was $-0- and $108,000 during 2004 and 2003, respectively. Had the Company determined compensation costs based on fair value at the date of grant for its awards under the method prescribed by SFAS No. 123, the Company’s net income and earnings per share would be as follows:

	2004	2003
Net income	$1,435	$1,503
Stock based compensation recognized under APB No. 25, net of related tax effects	—	108
Compensation expense calculated in accordance with SFAS No.123, net of related tax effects	(285)	(466)

Pro forma net income	$1,150	$1,145

Basic earnings per share
As reported	$0.25	$0.27
Pro forma	$0.20	$0.20
Diluted earnings per share
As reported	$0.24	$0.26
Pro forma	$0.19	$0.20

The remaining compensation for fair value of stock options under the proforma effect to be recognized over the remaining vesting period was $66,000 and $4,000 at January 31, 2004 and 2003, respectively.

The pro forma compensation expense reflected above has been estimated using the Black-Scholes option-pricing model. Assumptions used in the pricing model included:

		2004	2003
a)	risk free interest rate	2.00%	2.04%
b)	expected volatility	103.50%	100.10%
c)	expected dividend yield	0.00%	0.00%
d)	estimated average life (in years)	3.00	3.00

Other stock based compensation

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees and non-employee directors in accordance with SFAS No. 123 and the conclusions reached by the Emerging

Issues Task Force in Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services” (“EITF 96-18”). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18. Stock based compensation recognized under SFAS No. 123 and EITF 96-18 was $10,000 and $48,000 during 2004 and 2003, respectively.

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

Other Assets

Other assets include deferred financing fees, which represent costs incurred in connection with long-term debt (see Note 10). As of January 31, 2004 and 2003, the deferred financing fees were $150,000 and $30,000, respectively, net of accumulated amortization. The Company is amortizing these costs on a straight line basis that approximates the interest method over the term of the related debt.

Comparative amounts

Certain amounts from the previous year have been reclassified to conform with the current year’s presentation.

New pronouncements

In December 2003, the FASB issued Financial Interpretation No. 46R (“FIN 46”), “Consolidation of Variable Interest Entities.” The objective of this interpretation is to provide guidance on how to identify a variable interest entity (“VIE”) and determining when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and /or receive a majority of the entity’s expected residual returns, if they occur. FIN 46 also requires additional disclosure by primary beneficiaries and other significant variable interest holders. Certain provisions of this interpretation became effective upon issuance. As of January 31, 2004, the Company did not have any VIE.

In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. During the year ended January 31, 2004, the Company adopted the provisions of SFAS No. 149, and it had no material effect on its results of operations or financial position.

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Company currently is assessing the impact of the provisions of SFAS No. 150, and believes the adoption will not have a material effect on its results of operations or financial position.

In November 2003, the Emerging Issues Task Force (EITF) issued EITF 03-1, “The Meaning Of Other-Than-Temporary Impairment And Its Application To Certain Investments.” The EITF reached a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under FASB Statements No. 115 and 124, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. This EITF consensus is effective for fiscal years ending after December 15, 2003. Accordingly, the Company has adopted this statement as of January 31, 2004, and the result did not have a material impact on the Company’s statement of financial position or results of operations.

3.	Receivable from Affiliate

During the fiscal year 2003, IAX acquired equipment and intangibles from a former affiliate (W4). These assets were subsequently passed through to Net 4 Power, the successor company to W4,in exchange for a $325,000 note receivable. The transaction was not recorded on the balance sheet, because of the uncertainty of collection. This note receivable at January 31, 2004, remains a part of the impairment that was recorded in fiscal year 2002. The balance of $342,000 was written off and taken as a tax loss in 2003. There was no effect on current year earnings. A director for IAX is a director of Net 4 Power.

Should Net 4 Power’s collateral value or the net present value of future cash flows change in the future, the allowance could be reduced showing comensurate income within our statements.

4.	Balance sheet components

	2004	2003
Short-term investments Certificates of deposit	$211	$207

Accounts receivable
Trade	1,545	1,545
Allowance for finance charges	(7)	(51)
Allowance for doubtful accounts	(13)	(5)

	$1,525	$1,489

Inventories
Raw materials	$498	$541
Finished goods	$837	$501

	$1,335	$1,042

Accounts Payable and accrued liabilities
Accounts payable
Trade	693	735
Equipment and other	687	36
Accrued Liabilities
Payroll	156	185
Other	$440	$339

	$1,976	$1,295

5.	Property, Plant and Equipment

	2004	2003
Property, plant and equipment
Land	$1,626	$1,503
Buildings	4,657	—
Leashold improvements	629	603
Equipment	4,616	3,841
Construction in progress	1,297	117

	$12,825	$6,064
Less: Accumulated depreciation	(2,477)	(2,093)

	$10,348	$3,971

Depreciation expense for the fiscal years ended January 31, 2004 and 2003 was $394,000 and $280,000, respectively.

During the fiscal year 2004, the Company substantially completed the construction of a new facility to house production lines and corporate offices located in Whatcom County, Washington. The Company received $2,910,000 bond financing from GE Capital. These funds were placed in an escrow account during construction of facilities in Whatcom County, WA. Funds were drawn on the account as construction took place. The escrow account balance (restricted cash) at January 31, 2004 was $432,000, and will be released when a final occupancy permit is issued from Whatcom County. During the year ended January 31, 2004, the Company had incurred interest costs of $138,000 of which $46,000 has been capitalized as part of the new facility located in Whatcom County, Washington and $92,000 was interest expense.

On August 20, 2003, the Company purchased approximately fifteen acres of real property with an existing 41,000 square foot facility, in Jesup, Georgia, located 75 miles southwest of Savannah for $140,000.

6.	Intangible assets

Intangible assets consists of patents, trademarks and designs. Upon adoption of SFAS 142, the Company reassessed the useful lives of intangible assets and determined the useful lives are appropriate in determining amortization expense. The balance of intangible assets, as of January 31, is as follows:

	2004	2003
Patents, trademarks, and designs	$137	$137
Less accumulated amortization	(98)	(68)

	$39	$69

Amortization expense for intangible assets and other assets for the fiscal years ended January 31, 2004 and 2003 was $36,000 and $66,000, respectively.

Estimated remaining amortization expense for intangible assets as of January 31, is as follows:

2005	$31
2006	8

$39

7.	Fair value of financial instruments

The fair value of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, loan to related party, accounts payable, and accrued liabilities, and amounts due to related parties approximate their carrying value due to the relatively short-term maturities of these instruments.

The fair value of the Company’s debt at January 31, 2004 approximates the carrying value. The fair value is based on management’s estimate of current rates available to the Company for similar debt with the same remaining maturity.

8.	Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, short-term investments, and trade accounts receivable. Receivables arising from sales to customers are generally not significant individually and are not collateralized; as a result, management continually monitors the financial condition of its customers to reduce the risk of loss. The Company had one and two customers who individually exceeded 10% of accounts receivable, who accounted for 28% and 40% of total trade accounts receivable at January 31, 2004 and 2003 respectively. The Company had two customers who individually exceeded 10% of sales, who together accounted for 40% and 43% of total sales during January 31, 2004 and 2003, respectively. The Company invests its cash and cash equivalents in high quality issuers. The Company, in the normal course of business, maintains cash balances in excess of the Federal Deposit Insurance Corporation’s insurance limit. At January 31, 2004 and 2003, cash and cash equivalents of $1,664,000 and $3,258,000, respectively, were invested with various local and national banks and brokerages.

9.	Operating line of credit

During the year ended January 31, 2004, the Company renewed a short-term bank line of credit for up to $1,500,000, which is secured by the accounts receivable and inventory of Absorption. Interest is payable on funds advanced at the U.S. rate of prime plus 0.75%. The line of credit matures in January 2005. The funds available for advance to the

Company by the lender are limited to 75% of Absorptions eligible accounts receivable and 40% of Absorptions eligible inventory. The Company has not drawn any funds from the line of credit during 2004 or 2003.

10.	Long-term debt

	2004	2003
Tax-exempt bonds	$2,355	$—
Taxable bonds	460	—
Other term debt	261	—

Total debt	3,076	—
Less: current portion	(142)	—

Long-term debt	$2,934	$—

In March 2003, the Company completed a $2,910,000 bond financing. The bonds are comprised of $2,355,000 as tax exempt and $555,000 as taxable. The bonds were issued through the Washington Economic Development Finance Authority in Washington State. The purchaser and holder of the bonds is GE Capital Public Finance. The tax exempt bonds had an initial fixed rate of 5.63% during the construction period, which lowered to a fixed rate of 5.38% on October 1, 2003. The term of these bonds is 190 months, with a maturity date of February 2019, and with interest-only payments for the first 52 months. The taxable bonds had an initial fixed rate of 5.78% during the construction period, which lowered to a fixed rate of 5.53% on October 1, 2003. The term of these bonds is 52 months, with a maturity date of August 2007. The indebtedness underlying the bonds is secured by a mortgage on real property and a security interest in equipment assets, located in Whatcom County, Washington. At January 31, 2004 the balance outstanding was $2,355,000 on the tax-exempt and $460,000 on the taxable bonds.

On August 20, 2003, the Company signed a loan agreement with Branch Banking & Trust Co. to borrow up to $4,691,500 to be used for the construction and equipping of our new facility in Jesup, Georgia. The loan agreement allows for up to 85% of the appraised value of property and plant to be borrowed and up to 80% of the value of equipment to be borrowed. The interest rate for the credit facility is the one-month LIBOR rate (1.1% on January 31, 2004) plus 2.25%. The property and plant portion of this loan is being amortized over 15 years with a five-year balloon payment on the outstanding balance due August 20, 2009. The equipment portion of this loan is being amortized over seven years with a five-year balloon payment on the outstanding balance due on August 20, 2009. Funds are borrowed on the loan as construction takes place. At January 31, 2004, $261,000 had been borrowed on this loan.

The aggregate principal maturities on long-term debt for each of the twelve-month periods subsequent to January 31, 2004 are as follows:

Long-term
Debt
Fiscal Year ending January 31,:
2005	$142
2006	179
2007	188
2008	251
2009	211
Thereafter	2,105

$3,076

11.	Capital stock

Common stock

Holders of common stock are entitled to one vote per share and to share equally in any dividends declared and distributions in liquidation.

During fiscal years 2004 and 2003, 85,000 and 8,400 common stock options, respectively, were exercised for proceeds of $154,000 and $13,000, respectively. In addition, during fiscal year 2004 warrants were exercised into 21,900 shares of common stock for proceeds of $50,000.

During fiscal year 2003, the Company repurchased 3,199 of the Company’s common stock for $9,000. This transaction has been accounted for as a reduction in the common stock component of stockholders’ equity. The shares were cancelled in 2003.

Stock options

The Company’s Stock Option Plans (“the 1993 Plans”) dated May 1993, as amended, providing for the granting of stock options to purchase common stock, expired on May 19, 2003 and have been replaced by new plans (“the 2003 Plans”), effective May 20, 2003.

Under the 2003 Plans, the Board of Directors may grant options to employees, non-employee directors, and others as it deems appropriate, provided that the number of common shares which may be sold pursuant to the options granted under the Plans should not exceed, in the aggregate, 1,100,000 common shares of the Company. Options may be issued for a term of up to 10 years at an exercise price to be determined by the Compensation Committee of the Board, provided the exercise price is at least equal to the fair market value of the Common Shares on the date of grant for each incentive stock option or an amount equal to no less than 85% for each non-qualified stock option. The period after which options vest can vary with a maximum period of three years, and is subject to the discretion of the Company’s Board of Directors Compensation Committee. No option shall be transferable by the option holder otherwise than by will or the laws of descent.

The following table summarizes activity under the 1993 Plans for the years ended January 31, 2004 and 2003:

	2004		2003
		Weighted		Weighted
		Average		Average
	Shares	Price	Shares	Price
Outstanding - beginning of year	417,400	$1.80	622,062	$1.91
Granted	205,600	2.10	10,000	1.65
Exercised	(84,725)	(1.81)	(8,400)	1.54
Repurchased			—
Surrendered or expired	(17,020)	(2.03)	(206,262)	2.14

Outstanding - end of year	521,255	$1.91	417,400	$1.80

Vested	427,365	$1.86	407,400	$1.80

The following table summarizes activity under the 2003 Plans for the years ended January 31, 2004:

	2004
		Weighted
		Average
	Shares	Price
Outstanding - beginning of year	—	$—
Granted	60,000	3.60
Exercised	—	—
Repurchased
Surrendered or expired	—	—

Outstanding - end of year	60,000	$3.60

Vested	10,000	$3.63

The following table summarizes information about options outstanding at January 31, 2004:

		Weighted
	Number	average	Number
Range of	outstanding at	remaining	exercisable at	Weighted
exercise	January 31,	contractual life	January 31,	average
prices	2004	(months)	2004	exercise price
$1.80	10,000	8	10,000	$1.80
1.65	10,000	20	10,000	1.65
1.80	311,200	11	311,200	1.80
2.10	190,055	25	96,165	2.10
3.59	50,000	32	—	3.59
3.63	10,000	29	10,000	3.63

$1.65–3.63	581,255	18	437,365	$1.90

At January 31, 2004, the Company has 1,040,000 remaining stock options available to be granted under the 2003 Plans and none under the 1993 plans.

Warrants

The following table summarizes the Company’s warrant activity for the years ended January 31, 2004 and 2003.

	Number of
	underlying	Exercise
	shares	prices
Outstanding – January 31, 2002	—	—
Issued	44,120	$2.25 to $2.29
Surrendered or expired	—	—

Outstanding – January 31, 2003	44,120	$2.25 to $2.29
Issued	—	—
Exercised	(21,900)	$2.27 to $2.29
Surrendered, expired, or repurchased	—	—

Outstanding – January 31, 2004	22,220	$2.25

During the first quarter of fiscal year 2003, the Company issued warrants to purchase 44,120 common shares of the Company, to certain non-affiliated investors in W4, a related company (Note 3), in exchange for their investment in W4. The exercise price of the warrants was made at the fair market value ranging from $2.25 to $2.29. Stock based compensation of $48,000 relating to the warrants was recognized during the first quarter of 2003.

12.	Related party transactions

General and administrative expenses for 2004 and 2003 included $54,000 each year for office rent and related services which were incurred on a cost reimbursement basis from a corporation owned and controlled by an officer and director of the Company. At January 31, 2004 and 2003 $4,000 and $5,000, respectively, were due to this related party.

During 2003, the Company loaned $25,000 to an officer of the Company. This note accumulated interest at the prime rate (as per the Bank of Montreal), non-compounding, commencing May 9, 2002. The note plus interest was repaid in full during the second quarter of fiscal 2004.

13.	Income taxes

The components of income before income taxes are as follows:

	2004	2003
U.S.	$2,410	$2,438
Canada	(190)	(211)

	$2,220	$2,227

The components of the provision (recovery) for current income taxes consist of the following:

	2004	2003
U.S.	$321	$9
Canada	—	(23)

	$321	$(14)

The components of the provision for deferred income taxes consist of the following:

	2004	2003
U.S.	$464	$738
Canada	—	—

	$464	$738

The 2004 and 2003 provision for income taxes reflects benefits from the utilization of a U.S. net operating loss carryforward of $385,000 and $593,000, respectively.

The provision for income taxes differs from the amount computed by applying the statutory income tax rate to net income before taxes as follows:

	2004	2003
Income tax at statutory rate (Canada)	$921	$925
Difference in foreign tax rate	(181)	(183)
Permanent differences	(4)	2
Change in valuation allowance	(213)	(52)
Losses expired	301	82
Other differences	(39)	(50)

	$785	$724

Deferred income taxes are provided for temporary differences. Deferred income tax assets and liabilities are comprised of the following:

	2004	2003
Deferred income tax assets
Net operating loss carryforward	$635	$862
Intangibles	22	22
Non-deductible liabilities and other	34	47
Reserves		63
Alternative Minimum tax credit carryforward		83
Valuation allowance	(571)	(784)

	$120	$293

Deferred income tax liabilities
Property, plant and equipment	$(473)	$(182)

The Company has tax losses from prior years which are available to offset taxable income of future years. These tax losses expire as follows:

	Canadian operations
	Loss
Year incurred	carryforward	Expiry date
1999	$389	January 31, 2006
2000	231	January 31, 2007
2001	237	January 31, 2008
2002	204	January 31, 2009
2003	244	January 31, 2010
2004	226	January 31, 2011

	$1,531

The Company has recorded a valuation allowance against deferred tax assets which relates to uncertainties related to utilization of Canadian Net Operating Loss Carryforwards. The valuation allowance decreased by $213,000 and $52,000 during the years ended January 31, 2004 and 2003, respectively.

14.	Commitments and Contingencies

Operating Leases

The Company’s Bellingham, Washington plant is leased from the Port of Bellingham under a lease that expires in August 2005. During the year ended January 31, 2004, the Company moved its corporate office, warehouse and a production facility from leased facilities to its newly completed facilities located in Whatcom County, Washington. Rental expenses for the year ended January 31, 2004 and 2003 were $300,000 and $372,000, respectively Future minimum operating lease payments for the Port of Bellingham lease are as follows: 2005: $17,000; 2006: $10,000.

Manufacturing contract

During fiscal year 2003, Absorption Corp signed a manufacturing contract with Mat, Inc. The contract calls for the production of 21 tons of hydro mulch product over the three year life of the contract, with Mat, Inc. purchasing all of the product. The contract expires in January 2005.

Legal matters

On February 23, 2004, an arbitration demand was filed against Absorption seeking damages in the amount of approximately $1,000,000. This arbitration demand relates to a lawsuit that was filed on June 22, 1995 in the Boone Circuit Court of the Commonwealth of Kentucky against Absorption seeking damages in an immaterial amount. The lawsuit is captioned Wilder et.al. v. Absorption Corp., Civil Action No. 95-CI-547, and alleges breach of contract, fraud, violation of the Kentucky Unfair Trade Practices Act and other related claims. Absorption disputes the allegations of the arbitration demand and lawsuit and will vigorously defend against the actions, and, although the Company cannot predict the outcome of pending proceedings, the Company does not expect that any outcome in this matter is likely to have a material adverse impact on our financial condition.

In the normal course of business, the Company may be party to various legal claims, actions, and complaints. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

Self Insurance

The Company is self-insured for medical insurance, which began in January 2004, through a third party administrator. Claims exceeding $30,000 for any one individual are covered under a stop loss insurance policy.

Contractual Obligations

The Company has entered into contracts with subcontractors for the construction of its new production and warehouse facility in Jesup, Georgia. The total obligation on these contracts at January 31, 2004 was $1,666,000. Management estimates the total cost of the project will be $6,187,000.

15.	Segmented information

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

Business segment data

	2004
	Animal		Hydro-
	Care	Industrial	Mulch	Consolidated
Revenues	$18,184	$1,010	$424	$19,618
Operating cost and expenses	15,412	910	597	16,919

Operating income (loss) before depreciation and amortization	2,772	100	(173)	2,699
Depreciation and amortization				(430)
Interest expense				(92)
Interest Income				43

Net income before taxes				$2,220

Assets	13,881	731	1,331	$15,943

Capital expenditures	$5,213	$274	$749	$6,236

	2003
	Animal		Hydro-
	Care	Industrial	Mulch	Consolidated
Revenues	$14,908	$1,095	$74	$16,077
Operating cost and expenses	12,531	900	121	13,552

Operating income (loss) before depreciation and amortization	2,377	195	(47)	2,525
Depreciation and amortization				(346)
Interest expense				—
Interest Income				48

Net income before taxes				$2,227

Assets	8,965	642	702	$10,309

Capital expenditures	$2,158	$654	$158	$2,970

Sales revenues by geographic areas are as follows:

	2004	2003
United States	$18,751	$15,380
Canada	353	158
Other countries	514	539

	$19,618	$16,077

Two customers from the Animal Care segment represent 10% or more of the Company’s sales revenues.

	2004	2003
Customer A	$4,424	$3,941
Customer B	3,489	2,945

	$7,913	$6,886

16.	Earnings per share

	2004
	Net Income	Shares	Per share
	(numerator	(denominator)	amount
Basic earnings per share
Net income available to stockholders	$1,435,000	5,710,000	$0.25
Effect of dilutive securities
Warrants to purchase common stock	—	14,000
Stock options to purchase common stock	—	259,000

Diluted earnings per shares
Net income available to stockholders	$1,435,000	5,983,000	$0.24

	2003
	Net Income	Shares	Per share
	(numerator	(denominator)	amount
Basic earnings per share
Net income available to stockholders	$1,503,000	5,663,001	$0.27
Effect of dilutive securities
Warrants to purchase common stock	—	87,080
Stock options to purchase common stock	—	—

Diluted earnings per shares
Net income available to stockholders	$1,503,000	5,750,081	$0.26

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 8A. Controls and Procedures

     We carried out an evaluation required by the Securities Exchange Act of 1934, under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are effective in timely alerting them to material information required to be included in our periodic SEC reports.

     There has been no change in our internal control over financial reporting during our fourth fiscal quarter of fiscal year 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information with respect to our officers and directors, including information relating to our audit committee and “audit committee financial expert,” see “Proposal Two – Election of Directors” in our definitive Proxy Statement (“Proxy Statement”) for our Annual Meeting of Shareholders to be held June 8, 2004 (“Annual Meeting”), which information is incorporated herein by reference.

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 by our directors and executive officers and holders of ten percent of a registered class of our equity securities is incorporated in this item by reference to the section titled “Compliance with Section 16(a) of the Exchange Act” in our Proxy Statement.

We have adopted a Code of Business Conduct and Ethics in compliance with the applicable rules of the Securities and Exchange Commission that applies to our principal executive officer, our principal financial officer and our principal accounting officer or controller, or persons performing similar functions. A copy of this policy is available free of charge on our website at www.absorbent.com under the “Corporate Profile” tab. We intend to disclose any amendment to, or a waiver from, a provision of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of the code of ethics enumerated in applicable rules of the SEC on our website at www.absorbent.com under the “Financials” tab.

ITEM 10. EXECUTIVE COMPENSATION

The information required by this item regarding compensation of executive officers and directors is incorporated herein by reference to the section titled “Compensation of Directors and Executive Officers” in our Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

For information with respect to the security ownership of certain beneficial owners and management, see the section titled “Principal Shareholders and Share Ownership of Management” in our Proxy Statement, which information is incorporated herein by reference.

The information required by this item regarding equity compensation plan information is incorporated herein by reference to the section titled “Equity Compensation Plan Information” in our Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information with respect to certain relationships and related transactions, see the section titled “Certain Relationships and Related Transactions” in our Proxy Statement, which information is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

The exhibits listed on the Exhibit Index at page 45 are filed or incorporated by reference as part of this report.

(b)	Reports on Form 8-K

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information with respect to our principal accountant fees and services, see the section titled “Proposal Three – Ratification of Independent Auditors” in our Proxy Statement, which information is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL ABSORBENTS INC., a British Columbia, Canada corporation

President and Chief Executive Officer

Dated: April 1, 2004

POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gordon L. Ellis his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-KSB, and to file same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/Gordon L. Ellis	Chairman of the Board of Directors,	April 1, 2004
President and Chief Executive Officer
Gordon L. Ellis	(Principal Executive Officer)

/s/Stephen H. Silbernagel	Director	April 1, 2004

Stephen H. Silbernagel

/s/John J. Sutherland	Director	April 1, 2004

John J. Sutherland

/s/Douglas E. Ellis	Director	April 1, 2004

Douglas E. Ellis

/s/Daniel J. Whittle	Director	April 1, 2004

Daniel J. Whittle

/s/Lionel G. Dodd	Director	April 1, 2004

Lionel G. Dodd

/s/Michael P. Bentley	Director	April 1, 2004

Michael P. Bentley

/s/David H. Thompson	Chief Financial Officer	April 1, 2004
Secretary
David H. Thompson	(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit 3.	Articles of Incorporation and By-laws

3.1[3]	Altered Memorandum of Company (Amended)

3.2[1]	Articles of the Company

Exhibit 10.	Material Contracts

10.1[1]	Lease for Bellingham, WA plant between Port of Bellingham and Absorption Corp dated October 8, 1985 (with modifications and renewals).

10.2[1]	Rental contracts between the Company, Absorption Corp, Canadian Absorption Corp and ABE (1980) Industries Inc. dated December 1, 1989.

10.3[1]	Office Services Agreement between the Company and ABE (1980) Industries Inc. dated November 10, 1988.

10.4[1]	Office Services Agreement between the Company and ABE (1980) Industries Inc. dated September 1, 1998.

10.5[2]	Manufacturing Agreement between Mat, Inc. and Absorption Corp dated January 15, 2002.

10.6[3]	Employment Agreement between the Company and David H. Thompson, CFO and Secretary dated February 1, 2002.

10.7[4]	Services Agreement between the Company and Doug Ellis, President of Absorption Corp. dated May 1, 2003.

10.8[4]	Employment Agreement between the Company and Shawn Dooley, Vice President for Sales and Marketing of Absorption Corp. dated December 18, 2003.

10.9[5]	1993 Equity Option Plan and 1993 Stock Option Plan – U.S. Participants.

10.10[6]	2003 Equity Option Plan and 2003 Stock Option Plan – U.S. Participants.

10.11[3]	Tax Exempt Loan Agreement Among GE Capital Public Finance, Inc., as Lender, and Washington Economic Development Finance Authority, as Issuer, and Absorption Corp., as Borrower, dated as of March 1, 2003.

10.12[3]	Taxable Rate Loan Agreement Between GE Capital Public Finance, Inc., as Lender, and Absorption Corp., as Borrower, dated as of March 1, 2003.

10.13[3]	The Commercial Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing made as of March 1, 2003, by the Grantor, Absorption Corp., to the Trustee, First American Title Insurance Company, as Trustee for the benefit of the Beneficiary, GE Capital Public Finance, Inc.

Exhibit 11.	Statement Regarding Computation of Per Share Earnings

11.1	Basic earnings per share are computed by dividing earnings available to common shareholders, by the weighted average number of common shares outstanding during the year. Diluted earnings per share are computed after giving effect to the exercise of all dilutive outstanding options and warrants. The table in note 14 of the Notes to Consolidated Financial Statements reconciles the denominators used in computing basic and diluted earnings per share.

Exhibit 21.	Subsidiaries of the Registrant

21.1[4]	List of Subsidiaries of the Company.

Exhibit 23.	Consent of Experts and Counsel

23.1[4]	Consent of Moss Adams, LLP

Exhibit 24.	Power of Attorney

24.1	The power of attorney can be located on the signature page of this Form 10-KSB.

Exhibit 31.	Rule 13a-14 (a) / 15d-14 (a) Certifications

31.1[4]	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14.

31.2[4]	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14.

Exhibit 32.	Section 1350 Certifications

32.1 [4]	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2[4]	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[1]	Incorporated by reference to the exhibit filed with the Company’s Registration Statement on Form F-1 (No. 33-45919) as amended.

[2]	Incorporated by reference to the exhibit filed with the Company’s Annual Report of Form 10-KSB for the fiscal year ended January 31, 2002.

[3]	Incorporated by reference to the exhibit filed with the Company’s Annual Report of Form 10-KSB for the fiscal year ended January 31, 2003.

[4]	Filed herewith.

[5]	Incorporated by reference to the Registration Statement on Form S-8 filed on July 17, 1993 (File No. 33-66178).

[6]	Incorporated by reference to the Registration Statement on Form S-8 filed on May 12, 2003 (File No. 333-105146).