Form 10QSB
period 2004-04-30
INTERNATIONAL ABSORBENTS INC
filed 2004-06-09
CIK 813634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of June 3, 2004.

Title of Class	No. of Shares
Common Shares, no par value	5,861,585

INTERNATIONAL ABSORBENTS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(US dollars, in thousands)

	As at	As at
	April 30,	January 31,
	2004	2004
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$1,735	$1,453
Restricted cash	—	432
Short term investments	215	211
Accounts receivable, net	1,914	1,525
Inventories	1,410	1,335
Prepaid expenses	203	148
Income taxes receivable	6	271
Deferred income tax asset	31	31

Total current assets	5,514	5,406
Property, plant and equipment	11,923	10,348
Intangible assets	31	39
Other assets, net	146	150

Total assets	$17,614	$15,943

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,893	$1,976
Related party payable	12	4
Current portion of long-term debt	271	142

Total current liabilities	2,176	2,122
Deferred income tax liability	454	384
Long-term debt	3,786	2,934

Total liabilities	6,416	5,440

Stockholders’ equity:
Common stock, no par value;
Authorized - 100,000,000 shares 5,811,585 and 5,773,970 issued and outstanding at April 30, 2004 and January 31, 2004, respectively	7,336	7,256
Additional paid in capital	502	489
Retained earnings	3,360	2,758

Total stockholders’ equity	11,198	10,503

Total liabilities and stockholders’ equity	$17,614	$15,943

INTERNATIONAL ABSORBENTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(US dollars, in thousands, except for per share amounts)

	Three Months Ended
	April 30,	April 30,
	2004	2003
Sales	$5,501	$4,518
Cost of goods sold	3,156	2,929

	2,345	1,589
Corporate and administrative expenses:
Marketing and sales	756	609
General and administrative	607	480

	1,363	1,089
Income from operations	982	500
Interest expense	(38)	—
Interest income	3	8

Income before provision for income taxes	947	508
Current income tax provision	(70)	—
Deferred income tax provision	(275)	(190)

Net income	$602	$318

Basic earnings per share	$.10	$.06
Fully diluted earnings per share	$.10	$.05
Weighted average number of shares outstanding (in thousands)
Basic	5,802	5,668
Diluted	6,146	5,840

INTERNATIONAL ABSORBENTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(US dollars, in thousands)

	Three Months Ended
	April 30,	April 30,
	2004	2003
Cash flows from operating activities:	841	451
Cash flows from investing activities:	(1,620)	(2,381)
Cash flows from financing activities:	1,061	2,926

Net change in cash	$282	$996
Cash and cash equivalents, beginning of period	$1,453	$3,051

Cash and cash equivalents, end of period	$1,735	$4,047

Cash paid for interest	$44	$—
Cash paid for income taxes	$—	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(US dollars, in thousands, except where otherwise noted)

1.	Significant Accounting Policies

Basis of consolidation and presentation

The consolidated financial statements include the accounts of International Absorbents Inc. (the “Company”) and its wholly owned subsidiary Absorption Corp (“Absorption”), a Nevada corporation doing business in Washington State.

These unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States and include the accounts of the Company and its wholly owned subsidiary. All significant inter-company transactions and balances have been eliminated upon consolidation. Our accompanying interim condensed consolidated financial statements do not include all notes normally included in our audited annual financial statements and 10-KSB, and therefore should be read in conjunction with our annual financial statements. The accompanying financial statements include all normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the Company’s financial position at April 30, 2004 and January 31, 2004, and its results of operations and statement of cash flows for the three months ended April 30, 2004 and 2003.

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

The Company accounts for stock-based employee and non-employee directors compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the fair value of the Company’s common stock and the amount the employees and non-employee directors must pay to acquire the common stock. Compensation expense is recognized ratably over the option-vesting period.

Compensation expense recognized under APB No. 25 for the grant of options to employees and non-employee directors was $-0- during the three months ended April 30, 2004 and 2003. Had the Company determined compensation costs based on fair value at the date of grant for its awards under the method prescribed by SFAS No. 123, the Company’s net income and earnings per share would be as follows:

	Three months ended
	April 30,	April 30,
	2004	2003
Net income	$602	$318
Stock based compensation recognized under APB No. 25, net of related tax effects	—	—
Compensation expense calculated in accordance accordance with SFAS 123, net of related tax effects	(128)	(60)

Pro forma net income	$474	$258

Basic earnings per share
As reported	$0.10	$0.06
Pro forma	$0.08	$0.05
Diluted earnings per share
As reported	$0.10	$0.05
Pro forma	$0.08	$0.04

The pro forma compensation expense reflected above has been estimated using the Black-Scholes option-pricing model. Assumptions used in the pricing model included:

	2005	2004
a) risk free interest rate	2.37%	2.00%
b) expected volatility	108.3%	103.50%
c) expected dividend yield	0.00%	0.00%
d) estimated average life (in years)	4.40	3.00

Other stock based compensation

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees and non-employee directors in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services” (“EITF 96-18”). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18. Stock based compensation recognized under SFAS No. 123 and EITF 96-18 was $5,000 during both three month periods ended April 30, 2004 and 2003.

2.	Share Capital

Common Shares

	Shares	Capital
Common shares outstanding, January 31, 2004	5,774	$7,256
Common shares outstanding, April 30, 2004	5,812	$7,336

Options

Stock options outstanding at April 30, 2004 and January 31, 2004 were 843,910 and 581,255, respectively. During the three months ended April 30, 2004 the Company issued 285,800 options and had 15,395 options exercised.

Warrants

During the three months ended April 30, 2004, a warrant was exercised to acquire 22,220 common shares at $2.25 per share. Warrants outstanding at April 30, 2004 and January 31, 2004 were nil and 22,220, respectively. No stock-based compensation expense was recognized as no warrants were granted for both three month periods ended April 30, 2004 and 2003.

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

Business Segment Data — Three Months Ended April 30, 2004

	Animal		Hydro-
	Care	Industrial	Mulch	Consolidated
Revenues	$5,160	$255	$86	$5,501
Operating cost and expenses	3,978	214	169	4,361

Operating income (loss) before depreciation and amortization	1,182	41	(83)	1,140
Depreciation and amortization				(158)
Interest expense				(38)
Interest Income				3

Net income before taxes				$947

Capital expenditures	$1,980	$2	$1	$1,983

Business Segment Data — Three Months Ended April 30, 2003

	Animal		Hydro-
	Care	Industrial	Mulch	Consolidated
Revenues	$4,149	$265	$104	$4,518
Operating cost and expenses	3,556	245	130	3,931

Operating income (loss) before depreciation and amortization	593	20	(26)	587
Depreciation and amortization				(87)
Interest Income				8

Net income before taxes				$508

Capital expenditures	$1,472	$91	$21	$1,584

Assets

	Animal		Hydro-
	Care	Industrial	Mulch	Consolidated
At April 30, 2004	$15,540	$750	$1,324	$17,614
At January 31, 2004	$13,881	$731	$1,331	$15,943

4.	Inventories components

	April 30,	January 31,
	2004	2004
Raw materials and supplies	$660	$498
Finished goods	750	837

	$1,410	$1,335

5.	Property, Plant and Equipment

	April 30,	January 31,
	2004	2004
Property, plant and equipment Land	$1,626	$1,626
Buildings	4,689	4,657
Leasehold improvements	629	629
Equipment	4,842	4,616
Construction in progress	2,760	1,297

	$14,546	$12,825
Less: Accumulated depreciation	(2,623)	(2,477)

	$11,923	$10,348

During the three months ended, April 30, 2004, we incurred interest costs of $44,000, of which $6,000 was capitalized as part of the new facility located in Jesup, Georgia and $38,000 was interest expense. Total project cost for the new facility in Jesup, Georgia is estimated at $6,155,000. Of the total cost, approximately $4,700,000 is being financed through a long-term debt instrument.

6.	Long-term debt

In March 2003, we completed a $2,910,000 bond financing. The proceeds of the financing were used for the construction of the facility in Whatcom County, Washington, which houses production lines, warehouse space and corporate offices. The bonds are comprised of $2,355,000 as tax exempt and $555,000 as taxable. The bonds were issued through the Washington Economic Development Finance Authority in Washington State. The purchaser and holder of the bonds is GE Capital Public Finance. The tax exempt bonds have a fixed rate of 5.38%. The term of these bonds is 190 months, with interest-only payments for the first 52 months. The taxable bonds have a fixed rate of 5.53%. The term of these bonds is 52 months. The indebtedness underlying our bonds is secured by a mortgage on our real property located in Whatcom County, Washington and a security interest in our equipment assets located on that property. At April 30, 2004 the balance outstanding was $2,355,000 on the tax-exempt and $430,000 on the taxable bonds.

On August 20, 2003 we signed a loan agreement with Branch Banking & Trust Co. to borrow up to $4,691,500 to be used for the construction and equipping of our new facility in Jesup, Georgia. The loan agreement allows for up to 85% of the appraised value of property and plant to be borrowed and up to 80% of the value of equipment to be borrowed. The interest rate for the credit facility is the one-month LIBOR rate (1.1% on April 30, 2004) plus 2.25%. The property and plant portion of this loan is being amortized over 15 years with a five-year balloon payment on the outstanding balance due August 20, 2009. The equipment portion of this loan is being amortized over seven years with a five-year balloon payment on the outstanding balance due on August 20, 2009. Funds are drawn on the account as construction takes place. At April 30, 2004, $1,273,000 had been drawn on this loan.

ITEM  2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is intended to further the reader’s understanding of the consolidated financial statements, financial condition, and results of operations of International Absorbents, Inc. It should be read in conjunction with the consolidated financial statements, notes and tables which are included elsewhere in this quarterly report.

Overview

International Absorbents Inc. is the parent company of its wholly owned subsidiary Absorption Corp. International Absorbents is a holding company and Absorption Corp is its operating entity. Management divides the activities of the operating company into three segments. These segments are animal care products, industrial absorbent products, and hydro-mulch products. We manufacture, distribute and sell this spectrum of products to both distributors and direct buying retailers.

Absorption Corp is a leading manufacturer and seller of premium small animal bedding in North America. The primary product that it sells in this market is a small animal bedding sold under the brand name CareFRESH®. We consider the activities that surround the manufacture and distribution of CareFRESH® to be our core business. Our business strategy is to promote and grow our core business, and to create diversification in our market channels, our production methods, and our product lines in an effort to add strength and breadth to our business structure. As a result, we are dedicating significant resources to both building infrastructure for the support of our core business and to creating more product and customer diversification. We believe that this strategy has started to provide results. Specifically, we continue to grow sales in our core business and improve the production process of our core CareFRESH® product while expanding sales of new products and existing products in new market channels. Even though we are currently experiencing significant initial costs, we believe our progress with the sales of new product lines will continue to move us toward developing multiple sources of income, which we anticipate will help reduce our risk of significant economic hardship due to reduced reliance on sales from only one significant product.

Results of Operations

The following table illustrates our financial results for the first quarter of fiscal year 2005 as compared to the first quarter of fiscal year 2004 (in thousands of U.S. dollars):

	April 30,	Percent	April 30,	Percent	Percentage
	2004	of Sales	2003	of Sales	Change
Sales	$5,501	100%	$4,518	100%	22%
Cost of Goods Sold	3,156	57%	2,929	65%	8%

Gross Profit	2,345	43%	1,589	35%	48%
Corporate & Administrative Expenses
Marketing & sales	756	14%	609	13%	24%
General & Administrative	607	11%	480	11%	26%

	1,363	25%	1,089	24%	25%
Income from operations	982	18%	500	11%	96%
Interest Income	3	0%	8	0%	-63%
Interest Expense	(38)	-1%	0	0%

Income before provision for income taxes	947	17%	508	11%	86%
Current & deferred income tax provision	(345)	-6%	(190)	-4%	82%

Net Income	$602	11%	$318	7%	89%

Revenues

Our sales continued to grow from $4,518,000 during the first quarter of fiscal year 2004 to $5,501,000 during the same period in fiscal year 2005, which was approximately equal to the growth rate of the previous year. Our core product, CareFRESH®, showed significant growth during this period due to the additional package sizes being offered. Our strategy of diversification also showed some success with the continued growth of pet products such as CareFRESH® Ultra™ and Critter Care™. Our strategy in regard to our industrial line of products has remained the same, which is basic maintenance of existing sales as such sales remained flat for the first quarter of fiscal year 2005 as compared to the first quarter of fiscal year 2004. Sales of our hydro-mulch product were lower during the first quarter of fiscal year 2005 than during the same period in fiscal year 2004, due to a dry spring planting season in the Northwest United States.

During the next quarter of fiscal year 2005, sales of CareFRESH® are expected to continue to grow at or near the rate at which they grew during the first quarter of the fiscal year. We anticipate that CareFRESH® will continue to represent the majority of our sales through the balance of the current fiscal year. We also expect that during the balance of fiscal year 2005 we will experience expansion in sales of our new bedding lines in the pet specialty channel as well as increased sales of bedding lines introduced recently in the mass merchandise and grocery channels. We will continue to look for opportunities to diversify our small animal product lines. Our industrial line of products is expected to remain flat due to the anticipated maintenance of our existing strategy. We also expect to show growth in the sales of our hydro mulch product. Overall, we are currently projecting annual net sales for fiscal year 2005 to increase 15% to 20% over our annual net sales of fiscal year 2004.

Gross Profit

By focusing on the operations portion of our business plan over the previous six months we have significantly improved our gross margin. Three areas of focus are the primary factors for this improvement. First, by moving into our new Ferndale facility we eliminated approximately $450,000 in annual lease payments. Second, we converted customers to products that are packaged with more labor efficient methods and are more cost-effective to ship. Third, we have continued to increase production rates while reducing some of the associated fixed costs. The result is that our gross margin (gross profit divided by sales) increased from 35% in the first quarter of fiscal year 2004 to 43% in the first quarter of fiscal year 2005, while gross profit increased from $1,589,000 for the first quarter of fiscal year 2004 to $2,345,000 for the first quarter of fiscal year 2005. We believe that this is an indicator of the success of our facilities expansion and improvement program, because this program has improved our gross profits. We also experienced general cost increases in the areas of materials, labor, utilities and especially maintenance.

During the balance of fiscal year 2005, we expect that our gross profit percentage will decrease slightly due to the following factors. Recent petroleum and natural gas price increases will add to our manufacturing expenses by increasing material and utility costs. Even though we intend to implement a small price increase during the second quarter of the year in response to these cost increases, we believe that the maturity of the market for our core product will limit our ability to increase prices to fully mitigate these cost increases. Another major factor in reducing our gross margin is anticipated to be the costs associated with bringing our new Jesup, Georgia facility up to an efficient level of production. These costs are currently being estimated at approximately $500,000, the majority of which will occur in the third fiscal quarter of the year, with the balance occurring in the fourth fiscal quarter. Because this facility will not be in full production until near the end of fiscal year 2005, these commissioning costs are not projected to be offset by freight savings this year. As stated in the revenues section above, we are projecting increases in the sale of our non-core products. As such, even though these products will contribute positively to gross profits, they will reduce the gross margin as they are generally lower margin products. These products include small animal diets, alternative beddings and hydro-mulch. Because some of these products are relatively new to their markets, we cannot predict how much sales growth they will experience.

Sales and Marketing

During the first quarter we continued to invest in marketing activities to support the diversification portion of our business plan. We have also grown to the point that our competition has taken notice of us and our products. As such, we have had to invest in marketing programs focused on protecting our growing market share. These two areas of marketing investment have resulted in an overall increase in marketing expenses as compared to the same quarter of the previous year. Our marketing and sales expenses increased from $609,000 in the first quarter of fiscal year 2004 to $756,000 in the first quarter fiscal year 2005.

During the balance of the year, we will continue our marketing initiatives. We also intend to expand our sales staff to provide more regional exposure at the retail store level, which we believe will increase both retail placement of new products and sales velocity for all pet products. As such, our sales and marketing costs will increase as we invest in our future.

General and Administrative

Our general and administrative expenses have increased as compared to the first quarter of fiscal year 2004, due to increased depreciation resulting from our capital expansion and increased costs related to additional requirements recently imposed on public companies. Our general and administrative expenses increased from $480,000 in the first quarter of fiscal year 2004 to $607,000 in the first quarter of fiscal year 2005.

These general and administrative expenses (net of depreciation) are anticipated to remain relatively flat in fiscal year 2005. We anticipate that any additional savings we might generate will be off-set by additional overhead resulting from the Jesup, GA facility. Also attempts to reduce general and administrative expenses will likely be mitigated by rising costs of being a publicly held company.

Interest Expense

For the first time in several years we have interest expense as a result of the financing of our capital expansion. We started expensing the interest on our bonds in Whatcom County, WA during the third quarter of fiscal year 2004.

Fiscal year 2005 will be our first full year of interest expense on this Washington facility. Interest expense will be incurred on the debt for the Jesup facility when that facility becomes operational. This will occur sometime during the fourth quarter of the current fiscal year.

Income Taxes

Since fiscal year 1999, Absorption has been profitable for income tax purposes and has been able to offset the payment of income taxes in the United States with the accumulated losses from previous years. Absorption has, for its U.S. operations, fully utilized as of the second quarter of fiscal 2004 all of its U.S. tax net operating losses. Over the next year, this provision is expected to continue to be partially deferred due to accelerated tax deductions related to our investment in new production facilities. The Company has recorded a valuation allowance for the parent company’s Canadian income tax losses.

Net Income

Over the past year we have been putting into place several components of our business plan. These include investments in capital infrastructure, sales and marketing plans, and cost management plans. The first quarter of fiscal year 2005 shows the results of having successfully completed the implementation of the components of our business plan. We believe that the increase in net income from $318,000 in the first quarter of fiscal year 2004 to $602,000 in the first quarter of fiscal year 2005 was the result of our employees being able to successfully execute on the plan. Implementation of the key components of our business plan has resulted in the continued increases in net revenues, improvements in gross profits and continued controls over overhead expenses. These steps have allowed us to continue to invest in sales and marketing activities and capital infrastructure, which we anticipate will strengthen the Company in the future.

We believe that our strong results for the first quarter of fiscal year 2005 will help us absorb the significant start up costs which will result from the Jesup, Georgia production facility later this year. We continue to estimate that there will not be a significant increase in our net income this year over the previous year. If the commissioning period of the new production facility in Jesup, Georgia takes longer than we are currently projecting, then the net income results for fiscal year 2005 could be lower than they were for fiscal year 2004. We are continuing to pursue new sales and marketing initiatives with the objective to increase both sales and net income during fiscal year 2005.

LIQUIDITY AND CAPITAL RESOURCES

We are currently in the middle of the second phase of our three-phase capital expansion plan. This three-phase plan includes: the building of the new manufacturing and warehousing facility in Ferndale, Washington, which is now complete; the building of a new production facility in Jesup, Georgia, construction of which is underway and is estimated to be completed in late August of 2004; and the move of the Bellingham manufacturing facility to the Ferndale location, which will begin in approximately one year. The intent of this capital expansion plan is first to protect our core business by reducing our production costs and decreasing the cost of shipping product to our customers, and second to give us the ability to manufacture, warehouse, and distribute a wider diversity of products.

The table below illustrates the effects this capital expansion plan has had on our financial statements (in $1,000’s of US dollars):

	As of April 30,	As of January 31,
	2004	2004
Financial Condition
Total Assets	$17,614	$15,943
Total Liabilities	6,416	5,440

Total Equity	$11,198	$10,503

Debt/equity ratio	0.57	0.52
Assets/debt ratio	2.75	2.93
Working Capital
Current assets	$5,514	$5,406
Current liabilities	$2,176	$2,122
Current ratio	2.53	2.55

Cash Position
Cash, restricted cash & short term investments	$1,950	$2,096
Cash generated from operations	$841	$1,733 *
* for the entire year ended January 31, 2004

Financial Condition

During the first quarter of fiscal year 2005, our assets continued to increase as we built capital infrastructure, a portion of which was paid for through long-term debt, and a portion through cash, and as we continued to generate cash from operations. Our total assets increased from $15,943,000 at January 31, 2004 to $17,614,000 at April 30, 2004. We also had an increase in total liabilities from $5,440,000 at January 31, 2004 to $6,416,000 at April 30, 2004 as we increased our outstanding long-term debt to finance a portion of the new Jesup, Georgia facility by drawing on the existing loan as construction progressed. This facility was put into place on August 20, 2003 when we signed a loan agreement with Branch Banking & Trust Co. to borrow up to $4,691,500 to be used for the construction and equipping of our new facility in Jesup, Georgia. Of this amount, $1,827,500 is to be used for property and plant. The balance of $2,864,000 is for production equipment in the facility. The loan agreement allows for up to 85% of the appraised value of property and plant to be borrowed and up to 80% of the value of equipment to be borrowed. The interest rate is the one month LIBOR rate (1.1089 % on May 4, 2004) plus 2.25%. The property and plant portion is amortized over 15 years with a five-year balloon payment on the outstanding balance due August 20, 2009. Funds are drawn on the account as construction takes place. At January 31, 2004, $1,273,000 had been drawn on this loan. The equipment portion is amortized over seven years with a five-year balloon payment on the outstanding balance due on August 20, 2009. If we are in default under the agreements governing our indebtedness, the creditors may be able to foreclose on our property and assets, which would substantially harm our business and financial condition. During the second quarter of the current fiscal year we are intending to convert this loan to an Industrial Revenue Bond and as such should be able to reduce the related long-term interest expense. On April 30, 2004, the purchase obligations relating to outstanding contracts for building the new facility in Jesup, Georgia totaled $237,000.

Working Capital

We believe that our existing cash on hand, long-term debt and available line of credit currently provides us with enough cash to meet our existing needs for the foreseeable future. Our balance of cash and cash equivalents, restricted cash and short term investments decreased slightly between January 31, 2004 and April 30, 2004 from $2,096,000 to $1,950,000 primarily due to cash used for the purchase of property, plant and equipment. Current liabilities, mostly in the area of accounts payable, increased slightly, while current assets also increased slightly. This resulted in our current ratio remaining flat for the first quarter of fiscal year 2005 as compared to the first quarter of fiscal year 2004, although the ratio remained at a relatively high level. Our current ratio is expected to decrease during fiscal year 2005 as additional investments are made in our new production facility located in Jesup, Georgia.

Cash Position

Cash and short-term investments decreased slightly during the first quarter of fiscal year 2005 from $2,096,000 at January 31, 2004 to $1,950,000 at April 30, 2004 primarily as a result of cash invested in capital assets. We expect to continue to use cash in expanding our production infrastructure, mainly in Jesup, Georgia, during fiscal year 2005. Because cash generated from operations will be less than the amount of cash we will need to complete our capital expansion, we expect to use both a portion of our cash on hand and debt to complete the current phase of our capital expansion plan. We will continue to closely monitor both current liabilities and current assets as they relate to the generation of cash with an emphasis on maximizing potential sources of cash.

Cash Generated from Operations

We continued to generate cash from operations during the first quarter of fiscal year 2005. This strong generation of cash was primarily the result of increased sales, improved gross profit margins and continued control and maintenance of both current assets and current liabilities. We continue to be able to limit the growth of our accounts receivable and inventories, even though we had a significant growth in sales, which resulted in additional cash. We do expect to see a significant cash increase in inventory during the fourth quarter of the current fiscal year as a result of the start of operations at the Jesup, Georgia facility. If our sales continue to increase and we are able to continue to profitably produce our product, we should be able to continue to generate cash from operating activities, although it cannot be assured that this will be the case.

Financing and Investing Activities

Cash from financing activities during the first quarter of fiscal year 2005 provided $1,061,000. The majority of the cash received, $981,000, was the result of drawing on the loan from BB&T to pay for a portion of the construction in Jesup, Georgia, the balance was from the issuance of shares as a result of the exercise of stock options, $80,000. A significant amount of cash was used in the first quarter of fiscal year 2005 in investing activities which were a result of our capital expansion plan. Cash used in investing activities for the quarter just completed totaled $1,620,000. The majority of the cash was used to purchase property, plant and equipment (our new east coast production facility) located in Jesup, Georgia.

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

During the balance of fiscal year 2005, we plan to continue the implementation of the second phase of our three-phase production expansion plan. The funding to complete this portion of the plan will come from cash on hand, cash generated from operations and the debt facility arranged with Branch Banking & Trust Co., as described above. As already stated, we intend to convert this debt facility to an Industrial Revenue Bond.

The first phase of our production expansion plan was substantially completed during the third quarter of fiscal year 2004. This was the construction of our new west coast facility located in Whatcom County, Washington. We had been operating in five separate leased facilities in Whatcom County. This new facility, which was financed approximately half through debt and half through cash, has consolidated four of these leased facilities, resulting in what we anticipate to be an annual saving in cost of goods sold and general and administrative expenses of approximately $450,000 in lease payments. The consolidation of these facilities has also provided us with savings in other expenses caused by inefficient logistics. We expect that interest on the debt for the balance of fiscal year 2005 will be approximately $110,000.

Phase two of our production expansion plan is a second production facility located in Jesup, Georgia. We purchased approximately fifteen acres of real property in Jesup, Georgia, with an existing 41,000 square foot facility, during August 2003 for $140,000. We began construction during the fourth quarter of fiscal year 2004 on this property. The total project cost is estimated at $6,155,000. Of the total cost, approximately $4,700,000 is being financed through a long-term bank debt instrument and we anticipate that the balance will be financed with cash on hand. The annual interest expense of the debt used to finance this facility is estimated to be approximately $160,000 a year when the project is completed. By having production on the east coast, we will expect to have cost savings in excess of additional overhead expenses and interest on the debt facilities. In addition, we believe that we will better be able to service our east coast customers and will have added long-term production security as a result of this diversification of manufacturing plants.

The third phase of our production expansion plan will occur in approximately one year when we plan to move the Bellingham production facility to the new Whatcom County plant. The final decision on whether to undertake this move will depend upon the then-current economic conditions.

We believe that this three-phase plan will give us the ability to achieve significant cost savings, better serve our customers, expand our production lines, diversify our production capacity and physically move manufacturing in a manner which is transparent to the users of our products.

Environmental Matters

We are committed to being an environmentally friendly company and to producing products which benefit the quality of the environment. Hazardous wastes are not produced, treated, or stored at any company-owned or operated facilities. State, federal, and local laws all have jurisdiction over production activities. We are currently in compliance with these laws and expect to remain so for the foreseeable future.

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

In addition to the significant accounting policies described in Note 2 of the Consolidated Financial Statements of the January 31, 2004 10-KSB, the Company believes that the following discussion addresses its critical accounting policies.

Inventory

Finished goods inventory are valued at the lower of cost (determined on the first-in, first-out basis) or net realizable value. Cost includes direct materials, labor and overhead allocation. Raw materials and supplies are valued at the lower of cost (determined on the first-in, first-out basis) or net realizable value.

Accounts Receivable and Allowance for Doubtful Accounts

We typically offer credit terms to our customers without collateral. Finance charges of 1.5% are assessed when a customer receivable balance becomes 30 days past due. We record accounts receivable at the face amount less an allowance for doubtful accounts and an allowance for finance charges. On a regular basis, we evaluate our accounts receivable and establish these allowances based on a combination of specific customer circumstances, as well as credit conditions and the history of write-offs and collections. Where appropriate, we obtain credit rating reports and financial statements of the customer to initiate and modify their credit limits. We obtain credit insurance for certain accounts that qualify for coverage in order to minimize credit risk exposure. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. At April 30, 2004 and January 31, 2004, management considered all accounts receivable in excess of the allowances for doubtful accounts and finance charges to be fully collectible.

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

We are one of many small companies that compete in the animal care market. We are still attempting to build and maintain our market presence as we compete with both domestic and foreign companies. Any reputation that we may successfully gain with retailers for quality product does not necessarily translate into name recognition or increased market share with the end consumer. Our products may not be well received by the pet owners, or other companies may surpass us in product innovations.

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

Our largest customer accounted for approximately 23% and 24% of our net sales in the first quarter of fiscal year 2005 and 2004, respectively, while our second largest customer accounted for approximately 22% and 18% of our net sales in the first quarter of fiscal year 2005 and 2004, respectively.

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

We have significant indebtedness.

As of April 30, 2004, we had total long-term indebtedness under our bonds, capitalized-lease obligations and other asset financings of $4,057,000. We make interest payments (and principal payments on the taxable bond) on the indebtedness under our bonds, which are due in 2007 and 2019. In addition, in August 2003, we entered into a loan agreement to borrow up to $4,691,000 which has a balloon payment of the principal balance due in August of 2009. We may incur substantial additional debt in the future. Our indebtedness could limit our ability to obtain necessary additional financing for working capital, capital expenditures, debt service requirements or other purposes in the future; plan for, or react to, changes in technology and in our business and competition; and react in the event of an economic downturn. There is no guarantee that we will be able to meet our debt service obligations. If we are unable to generate sufficient cash flow or obtain funds for required payments, or if we fail to comply with covenants in our indebtedness, we will be in default. The indebtedness underlying our bonds is secured by a mortgage on our real property and a security interest in our assets. If we are in default under the agreements governing our indebtedness, the creditors may be able to foreclose on our property and assets, which would substantially harm our business and financial condition.

The ownership of real property and the building of our own manufacturing facilities expose us to certain risks that could harm our business.

We are currently in the process of building a manufacturing facility on real property in Wayne County, Georgia. Although we believe that we have sufficient funds to finance this build-out, we may exceed our capital expenditure budget substantially as a result of project delays, construction cost overruns and other factors, and we may be required to seek additional sources of funds for our planned expansion. We cannot assure you that such funds will be available on satisfactory terms. Failure to obtain such financing could delay or prevent our planned expansion, which could harm our operating results. In addition, we cannot assure you that there will not be a decline in the market value of our properties, which could also have an adverse effect on our financial condition. Moreover, ownership of real property could expose us to additional environmental regulations, the noncompliance with which could substantially harm our business.

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

We believe that, to an extent, our past performance has been based upon, and our future success will partially depend upon, our ability to continue to improve our existing products through product innovation and to develop, market and produce new products. We cannot assure you that we will be successful in the introduction, marketing and production of any new products or product innovations, or develop and introduce in a timely manner innovations to our existing products which satisfy customer needs or achieve market acceptance. Our failure to develop new products and introduce them successfully and in a timely manner could harm our ability to grow our business and could have a material adverse effect on our business, results of operations and financial condition.

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

PART II — OTHER INFORMATION

ITEM  2.     CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

On February 6, 2004, one of the Company’s existing stockholders exercised warrants to purchase 22,220 Common Shares, at an exercise price of $2.25 per share, respectively. This issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

ITEM  6.     EXHIBITS AND REPORTS ON FORM 8-K

          a)  Exhibits

Exhibit
Number	Exhibit Description
3.1	Altered Memorandum of Company (Amended) (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-KSB filed on April 3 2003).
3.2	Articles of the Company (incorporated by reference to the exhibits to the Company’s registration statement filed on February 24, 1992, as amended (No. 33-45020)).
31.1	Certification of Gordon Ellis, President and Chief Executive Officer of International Absorbents Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of David Thompson, Chief Financial Officer of International Absorbents Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Gordon Ellis, President and Chief Executive Officer of International Absorbents Inc., pursuant to 18 U.S.C. Section 1350.
32.2	Certification of David Thompson, Chief Financial Officer of International Absorbents Inc., pursuant to 18 U.S.C. Section 1350.

          b)  Reports on Form 8-K

1)	None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL ABSORBENTS INC. (Registrant)
Date: June 9, 2004	/s/ GORDON L. ELLIS
Gordon L. Ellis
President & CEO (Principal Executive Officer)