Form 10QSB
period 2004-07-31
INTERNATIONAL ABSORBENTS INC
filed 2004-09-09
CIK 813634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]   Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2004

OR

[   ]   Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 3, 2004.

Title of Class	No. of Shares
Common Shares, no par value	5,975,185

INTERNATIONAL ABSORBENTS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(US dollars, in thousands)

	As at	As at
	July 31,	January 31,
	2004	2004
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$2,146	$1,453
Restricted cash	—	432
Short term investments	215	211
Accounts receivable, net	1,511	1,525
Inventories, net	1,416	1,335
Prepaid expenses	158	148
Income taxes receivable	149	271
Deferred income tax asset	31	31

Total current assets	5,626	5,406
Property, plant and equipment	13,500	10,348
Intangible assets	21	39
Other assets, net	145	150

Total assets	$19,292	$15,943

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,936	$1,976
Related party payable	5	4
Current portion of long-term debt	472	142

Total current liabilities	2,413	2,122
Deferred income tax liability	559	384
Long-term debt	4,323	2,934

Total liabilities	7,295	5,440

Stockholders’ equity:
Common stock, no par value;
Authorized — 100,000,000 shares
5,974,135 and 5,773,970 issued and outstanding at July 31, 2004 and January 31, 2004, respectively	7,647	7,256
Additional paid in capital	543	489
Retained earnings	3,807	2,758

Total stockholders’ equity	11,997	10,503

Total liabilities and stockholders’ equity	$19,292	$15,943

Unaudited (all dollar amounts in thousands of U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL ABSORBENTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(US dollars, in thousands, except for per share amounts)

	Six Months Ended		Three Months Ended
	July 31,	July 31,	July 31,	July 31,
	2004	2003	2004	2003
Sales	$10,996	$9,349	$5,495	$4,831
Cost of goods sold	6,504	5,813	3,348	2,884

Gross profit	4,492	3,536	2,147	1,947
Corporate and administrative expenses:
Marketing and sales	1,749	1,382	993	773
General and administrative	1,140	1,136	533	656

	2,889	2,518	1,526	1,429
Income from operations	1,603	1,018	621	518
Interest expense	(76)	—	(38)	—
Interest income	6	18	3	10

Income before provision for income taxes	1,533	1,036	586	528
Income taxes	(484)	(380)	(139)	(190)

Net income	$1,049	$656	$447	$338

Basic earnings per share	$.18	$.12	$.08	$.06
Fully diluted earnings per share	$.17	$.11	$.07	$.06

Weighted average number of shares outstanding (in thousands)
Basic	5,867	5,679	5,931	5,689
Diluted	6,162	5,943	6,172	6,005

INTERNATIONAL ABSORBENTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(US dollars, in thousands)

	Six Months Ended
	July 31,	July 31,
	2004	2003
Cash flows from operating activities	2,036	527
Cash flows from investing activities	(3,453)	(4,449)
Cash flows from financing activities	2,110	2,931

Net change in cash	$693	$(991)
Cash and cash equivalents, beginning of period	$1,453	$3,051

Cash and cash equivalents, end of period	$2,146	$2,060

Cash paid for interest	$92	$26
Cash paid for income taxes	$150	$167

Unaudited (all dollar amounts in thousands of U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

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

These unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States and include the accounts of the Company and its wholly owned subsidiary. All significant inter-company transactions and balances have been eliminated upon consolidation. Our accompanying interim condensed consolidated financial statements do not include all notes normally included in our audited annual financial statements, and therefore should be read in conjunction with our annual financial statements and 10-KSB. The accompanying financial statements include all normal recurring adjustments, which, in the opinion of management, are necessary to make the financial statements not misleading and to present fairly the Company’s financial position at July 31, 2004 and January 31, 2004, its results of operations for the three and six months ended July 31, 2004 and 2003, and the statement of cash flows for the six months ended July 31, 2004 and 2003.

Stock-based employee compensation

Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of FASB Statement No. 123,” amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

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

Compensation expense recognized under APB No. 25 for the grant of options to employees and non-employee directors was $nil during the six months ended July 31, 2004 and 2003. Had the Company determined compensation costs based on fair value at the date of grant for its awards under the method prescribed by SFAS No. 123, the Company’s net income and earnings per share would be as follows (dollars in thousands, except per share amounts):

Unaudited (all dollar amounts in thousands of U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

	Six months ended		Three months ended
	July 31,	July 31,	July 31,	July 31,
	2004	2003	2004	2003
Net earnings	$1,049	$656	$447	$338
Stock based compensation recognized under APB No. 25, net of related tax effects	—	—	—	—
Compensation expense calculated in accordance with SFAS 123, net of related tax effects	(326)	(150)	(198)	(87)

Pro forma net earnings	$723	$506	$249	$251

Basic earnings per share
As reported	$0.18	$0.12	$0.07	$0.06
Pro forma	$0.12	$0.09	$0.04	$0.04

Diluted earnings per share
As reported	$0.17	$0.11	$0.07	$0.06
Pro forma	$0.12	$0.09	$0.04	$0.04

The pro forma compensation expense reflected above has been estimated using the Black-Scholes option-pricing model. Assumptions used in the pricing model included:

	2005	2004
a) risk free interest rate	2.37%	2.00%
b) expected volatility	108.3%	103.5%
c) expected dividend yield	0.00%	0.00%
d) estimated average life (in years)	4.40	3.00

Other stock based compensation

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees and non-employee directors in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services” (“EITF 96-18”). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18. Stock based compensation recognized under SFAS No. 123 and EITF 96-18 was $14,000 and $0 during the three months ended July 31, 2004 and 2003, respectively. Stock based compensation recognized under SFAS No. 123 and EITF 96-18 was $19,000 and $4,000 during the six-month period ended July 31, 2004 and 2003, respectively.

2. Share Capital

Common Shares

	Shares	Capital
Common shares outstanding, July 31, 2004	5,974	$7,647
Common shares outstanding, January 31, 2004	5,774	$7,256

Unaudited (all dollar amounts in thousands of U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

Options

Stock options outstanding at July 31, 2004 and January 31, 2004 were 681,360 and 581,255, respectively. During the six months ended July 31, 2004 the Company issued 285,800 options and had 177,945 options exercised. Stock options vested were 394,560 and 427,365 at July 31, 2004 and January 31, 2004, respectively.

Warrants

During the six months ended July 31, 2004, a warrant was exercised to acquire 22,220 common shares at $2.25 per share. Warrants outstanding at July 31, 2004 and January 31, 2004 were nil and 22,220, respectively. No stock-based compensation expense was recognized in connection with warrants as no warrants were granted for both six-month periods ended July 31, 2004 and 2003.

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

Management of the Company evaluates these segments based upon the operating income before depreciation and amortization generated by each segment. Depreciation, amortization, and interest expense are managed on a consolidated basis and as such are not allocated to individual segments. There are no inter-segment transactions or significant differences between segment accounting and corporate accounting basis.

Unaudited (all dollar amounts in thousands of U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

Business Segment Data — Six Months Ended July 31, 2004

	Animal		Hydro-
	Care	Industrial	Mulch	Consolidated
Sales	$10,314	$486	$196	$10,996
Operating cost and expenses	8,336	435	300	9,071

Operating income (loss) before depreciation and amortization	1,978	51	(104)	1,925
Depreciation and amortization				(322)
Interest expense				(76)
Interest Income				6

Net income before taxes				$1,533

Capital expenditures	$3,430	$18	$3	$3,451

Business Segment Data — Six Months Ended July 31, 2003

	Animal		Hydro-
	Care	Industrial	Mulch	Consolidated
Sales	$8,627	$497	$225	$9,349
Operating cost and expenses	7,440	439	274	8,153

Operating income (loss) before depreciation and amortization	1,187	58	(49)	1,196
Depreciation and amortization				(178)
Interest Income				18

Net income before taxes				$1,036

Capital expenditures	$3,129	$165	$367	$3,661

Business Segment Data — Three Months Ended July 31, 2004

	Animal		Hydro-
	Care	Industrial	Mulch	Consolidated
Sales	$5,154	$231	$110	$5,495
Operating cost and expenses	4,358	221	131	4,710

Operating income (loss) before depreciation and amortization	796	10	(21)	785
Depreciation and amortization				(164)
Interest expense				(38)
Interest income				3

Net income before taxes				$586

Capital expenditures	$1,450	$16	$2	$1,468

Unaudited (all dollar amounts in thousands of U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

Business Segment Data — Three Months Ended July 31, 2003

	Animal		Hydro-
	Care	Industrial	Mulch	Consolidated
Sales	$4,478	$232	$121	$4,831
Operating cost and expenses	3,884	194	144	4,222

Operating income (loss) before depreciation and amortization	594	38	(23)	609
Depreciation and amortization				(91)
Interest Income				10

Net income before taxes				$528

Capital expenditures	$1,657	$74	$346	$2,077

Assets

	Animal		Hydro-
	Care	Industrial	Mulch	Consolidated
At July 31, 2004	$17,373	$705	$1,214	$19,292
At January 31, 2004	$13,881	$731	$1,331	$15,943

Approximately 4.7% and 3.8% of our sales during the six months ended July 31, 2004 and 2003, respectively, were to customers outside of the United States. Approximately 4.7% and 2.7% of our sales during the three months ended July 31, 2004 and 2003, respectively, were to customers outside of the United States.

4. Inventories components

	July 31,	January 31,
	2004	2004
Raw materials and supplies	$686	$498
Finished goods	730	837

	$1,416	$1,335

Unaudited (all dollar amounts in thousands of U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

5. Property, Plant and Equipment

	July 31,	January 31,
	2004	2004
Property, plant and equipment
Land	$1,626	$1,626
Buildings	4,709	4,657
Leasehold improvements	629	629
Equipment	4,892	4,616
Construction in progress	4,420	1,297

	$16,276	$12,825
Less: Accumulated depreciation	(2,776)	(2,477)

	$13,500	$10,348

During the six months ended, July 31, 2004, we incurred interest costs of $92,000, of which $16,000 was capitalized as part of the new facility located in Jesup, Georgia and $76,000 was interest expense. Total project cost for the new facility in Jesup, Georgia is estimated at $6,155,000. Of the total cost, approximately $4,900,000 is being financed through a long-term debt instrument.

6. Long-term debt

In March 2003, we completed a $2,910,000 bond financing. The proceeds of the financing were used for the construction of the facility in Whatcom County, Washington, which houses production lines, warehouse space and corporate offices. The bonds are comprised of $2,355,000 as tax exempt and $555,000 as taxable. The bonds were issued through the Washington Economic Development Finance Authority in Washington State. The purchaser and holder of the bonds is GE Capital Public Finance (“GE Capital”). The tax exempt bonds have a fixed rate of 5.38%. The term of these bonds is 190 months, with interest-only payments for the first 52 months. The taxable bonds have a fixed rate of 5.53%. The term of these bonds is 52 months. The indebtedness underlying our bonds is secured by a mortgage on our real property located in Whatcom County, Washington and a security interest in our equipment assets located on that property. At July 31, 2004 the balance outstanding was $2,355,000 on the tax-exempt and $399,000 on the taxable bonds.

On August 20, 2003 we signed a loan agreement with Branch Banking & Trust Co. (“BB&T”) to borrow up to $4,691,500 to be used for the construction and equipping of our new facility in Jesup, Georgia. The loan agreement allows for up to 85% of the appraised value of property and plant to be borrowed and up to 80% of the value of equipment to be borrowed. The interest rate for the credit facility is the one-month LIBOR rate (1.5037% on July 31, 2004) plus 2.25%. The property and plant portion of this loan is being amortized over 15 years with a five-year balloon payment on the outstanding balance due August 20, 2009. The equipment portion of this loan is being amortized over seven years with a five-year balloon payment on the outstanding balance due on August 20, 2009. Funds are drawn on the account as construction takes place. At July 31, 2004, $2,040,000 had been drawn on this loan.

7. Subsequent Event

On September 2, 2004, the Company, through Absorption, entered into a Letter of Credit and Reimbursement Agreement with BB&T, pursuant to which the Company has requested that (a) the Wayne County Industrial Development Authority (“Wayne County IDA”) issue $4,900,000 aggregate principal amount of Wayne County’s tax exempt bond pursuant to an indenture by and between BB&T, as trustee, and Wayne County and (b) BB&T issue to Absorption an irrevocable letter of credit naming the trustee as beneficiary in the amount of $4,900,000. Of the total proceeds from the financing, $2,090,000 will be used to pay off the

Unaudited (all dollar amounts in thousands of U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

Company’s current indebtedness to BB&T, $98,000 to pay for costs of issuance and the remaining proceeds of $2,810,000 will be placed in a trust account to be used to finish the construction of the Company’s new production facility located in Jesup, Georgia. For the issued bond to receive tax exempt status, Wayne County IDA purchased Absorption’s real property in Jesup, Georgia from Absorption, and is leasing the real property back to Absorption at a lease rate equal to the bond payments, with the lease payments payable directly to BB&T. Upon repayment of the bond in full, Wayne County IDA will transfer all right, title and interest in the real property and related production facility to Absorption for no additional consideration. While the bonds remain outstanding, as security for the indebtedness underlying the letter of credit, BB&T will hold a mortgage on the real property and a security interest in the equipment assets located on that property.

The bond has a variable rate equal to BB&T’s Variable Rate Demand Bond “VRDB” rate (1.45% as of September 2, 2004), and Absorption is also required to pay an annual letter of credit fee equal to .95% of the initial amount of the letter of credit, an annual remarketing fee equal to .125% of the initial amount of the letter of credit and a $2,000 annual trustee fee. The term of the bond is 15 years, maturing on September 1, 2019, and the term of the letter of credit is seven year, maturing on September 2, 2011. The equipment portion of the bond is amortized over seven years and the real estate portion is amortized over 15 years. In addition, amounts owing under the letter of credit may be accelerated upon an event of default, including Absorption’s failure to pay any amount when due or failure to perform any of its obligations or breach of any of its representations or covenants under the Agreement. In connection with this financing, the Company has agreed to unconditionally guarantee all of Absorption’s indebtedness to BB&T.

Unaudited (all dollar amounts in thousands of U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is intended to further the reader’s understanding of the consolidated financial statements, financial condition, and results of operations of International Absorbents, Inc. and its subsidiaries. It should be read in conjunction with the consolidated financial statements, notes and tables which are included elsewhere in this quarterly report.

Overview

International Absorbents Inc. is the parent company of its wholly owned subsidiary Absorption Corp. International Absorbents is a holding company and Absorption Corp is its operating entity. Management divides the activities of the operating company into three segments: animal care products, industrial absorbent products and hydro-mulch products. We manufacture, distribute and sell this spectrum of products to both distributors and direct buying retailers.

Absorption Corp is a leading manufacturer and seller of premium small animal bedding in North America. The primary product that it sells in this market is a small animal bedding sold under the brand name CareFRESH®. We consider the activities that surround the manufacture and distribution of CareFRESH® to be our core business. Our business strategy is to promote and grow our core business, and to create diversification in our market channels, our production methods, and our product lines in an effort to add strength and breadth to our business structure. As a result, we are dedicating significant resources to both building infrastructure for the support of our core business and to creating more product and customer diversification. We believe that this strategy has started to provide results. Specifically, we continue to grow sales in our core business and improve the production process of our core CareFRESH® product while expanding sales of new products and existing products in new market channels. Even though we are currently experiencing significant infrastructure-related costs, we believe our progress with the sales of new product lines will continue to move us toward developing multiple sources of income, which we anticipate will help reduce the risks associated with a substantial reliance on sales from only one significant product.

Results of Operations

The following tables illustrate our financial results for the first six months and second quarter of fiscal year 2005 as compared to the first six months and second quarter of fiscal year 2004:

First Six Months of Fiscal Year 2005 and 2004
(dollar amounts in thousands of U.S. dollars)

	July 31,	Percent	July 31,	Percent	Percentage
	2004	of Sales	2003	of Sales	Change
Sales	$10,996	100%	$9,349	100%	18%
Cost of Goods Sold	6,504	59%	5,813	62%	12%

Gross Profit	4,492	41%	3,536	38%	27%

Corporate & Administrative Expenses
Marketing & sales	1,749	16%	1,382	15%	27%
General & Administrative	1,140	10%	1,136	12%	0%

	2,889	26%	2,518	27%	15%

Income from operations	1,603	15%	1,018	11%	57%

Interest Income	6	0%	18	0%	–67%
Interest Expense	(76)	–1%	0	0%

	July 31,	Percent	July 31,	Percent	Percentage
	2004	of Sales	2003	of Sales	Change
Income before provision for income taxes	1,533	14%	1,036	11%	48%
Income taxes	(484)	–4%	(380)	–4%	27%

Net Income	$1,049	10%	$656	7%	60%

Second Quarter of Fiscal Year 2005 and 2004
(dollar amounts in thousands of U.S. dollars)

	July 31,	Percent	July 31,	Percent	Percentage
	2004	of Sales	2003	of Sales	Change
Sales	$5,495	100%	$4,831	100%	14%
Cost of Goods Sold	3,348	61%	2,884	60%	16%

Gross Profit	2,147	39%	1,947	40%	10%

Corporate & Administrative Expenses
Marketing & sales	993	18%	773	16%	28%
General & Administrative	533	10%	656	14%	–19%

	1,526	28%	1,429	30%	7%

Income from operations	621	11%	518	11%	20%

Interest Income	3	0%	10	0%	–70%
Interest Expense	(38)	–1%	0	0%

Income before provision for income taxes	586	11%	528	11%	11%
Income taxes	(139)	–3%	(190)	–4%	–27%

Net Income	$447	8%	$338	7%	33%

Revenues

Our sales grew from $4,831,000 in the second quarter of fiscal year 2004 to $5,495,000 during the same period in fiscal year 2005. Our sales revenues for the first six months of fiscal year 2005 reached $10,996,000, which was an 18% increase over sales revenues of $9,349,000 for the first six months of fiscal year 2004. Our core product, CareFRESH®, showed significant growth during this period due to a new promotion schedule and the additional package sizes being offered. Our strategy of diversification also showed some success with the continued growth of pet products such as CareFRESH® Ultra™ and Critter Care™. Our strategy in regard to our industrial line of products has remained the same, which is basic maintenance of existing sales as such sales remained flat for the first six months of fiscal year 2005 as compared to the first six months of fiscal year 2004. Sales of our hydro-mulch product were lower during the second quarter of fiscal year 2005 than during the same period in fiscal year 2004 due to a dry planting season in the Northwest United States and reduced budgets for municipal authorities responsible for planting during fiscal year 2005.

During the next quarter of fiscal year 2005, sales of CareFRESH® are expected to continue to grow at or near the rate at which they grew during the first six months of the fiscal year. We anticipate that CareFRESH®

will continue to represent the majority of our sales through the balance of the current fiscal year. We also expect that during the balance of fiscal year 2005 we will experience expansion in sales of our new bedding lines in the pet specialty channel as well as increased sales of bedding lines introduced recently in the mass merchandise and grocery channels. We will continue to look for opportunities to diversify our small animal product lines. Sales of our industrial line of products are expected to remain flat due to the anticipated maintenance of our existing strategy. As we enter the second half of the current fiscal year we are adjusting our expectations of sales levels of our hydro mulch product. Unless there is a significant change in the market in the next three months we estimate that our sales of this product will be slightly lower than they were during the previous year. Overall, we are currently projecting annual net sales for fiscal year 2005 to increase 15% to 20% over our annual net sales for fiscal year 2004.

Gross Profit

By focusing on the operations portion of our business plan we have significantly improved our year to date gross margin (gross profit divided by sales). Three areas of focus are the primary factors for this improvement. First, by moving into our new Ferndale facility we eliminated approximately $450,000 in annual lease payments. Second, we have successfully encouraged customers to purchase products in package sizes that utilize more labor-efficient methods and are more cost-effective to ship. Third, we have continued to increase production rates while reducing some of the associated fixed costs. The result is that our gross margin increased from 38% in the first six months of fiscal year 2004 to 41% in the first six months of fiscal year 2005, while gross profit increased from $3,536,000 for the first six months of fiscal year 2004 to $4,492,000 for the first six months of fiscal year 2005. A significant factor that reduced our potential improvement in gross profits during the second quarter of fiscal 2005 was the increased cost of our raw material, waste wood fiber. Over the past year our production rate has grown to the point that we use 100% of the fiber from our main suppliers. As a result, when our suppliers have a maintenance shutdown, either scheduled or not, we have to supplement our fiber supplies with more expensive raw materials. To mitigate this issue, we are actively pursuing new raw material sources. When our new production facility in Jesup, Georgia comes on line during the latter half of the current fiscal year, we anticipate that the availability of this raw material will not restrict future growth. We also continued to experience general cost increases in the areas of materials, labor, utilities, maintenance and, more recently, transportation, due to higher fuel costs. However, we believe that our ability to improve our gross margin during the second quarter of fiscal year 2005 while experiencing higher costs is an indicator of the success of our facilities expansion and improvement program.

We expect that our gross profit percentage will decrease slightly during the balance of fiscal year 2005 for a number of reasons. First, recent petroleum and natural gas price increases will continue to add to our manufacturing expenses by increasing material, transportation and utility costs. Second, we expect to incur higher raw material costs for the next three to six months while we supplement our feed stock with more expensive materials. Third, we expect to incur costs to bring our new Jesup, Georgia facility up to an efficient level of production. These costs are currently being estimated at approximately $500,000, the majority of which will occur in the third fiscal quarter of fiscal year 2005, with the balance occurring in the fourth fiscal quarter. Because this facility will not be in full production until near the end of fiscal year 2005, these commissioning costs are not projected to be offset by freight savings this year. Fourth, as stated in the revenues section above, we are projecting increases in the sale of our non-core products, including small animal diets, alternative beddings and hydro-mulch. As such, even though these products will contribute positively to gross profits, they will reduce the gross margin as they are generally lower margin products. Moreover, because some of these products are relatively new to their markets, we cannot predict how much sales growth they will experience. In response to these cost increases, we intend to implement a small price increase during the second half of the year. However, we believe that the maturity of the market for our core product will limit our ability to increase prices to fully mitigate these costs increases.

Sales and Marketing

During the first six months of fiscal year 2005 we continued to invest in marketing activities to support the diversification aspect of our business plan. We have also grown to the point that our competition has taken notice of us and our products. As such, we have had to invest in marketing programs focused on protecting our growing market share. These two areas of marketing investment have resulted in an overall increase in marketing expenses in the first six months of fiscal year 2005 as compared to the same six-month period of the previous year. Our marketing and sales expenses increased from $1,382,000 in the first six months of fiscal year 2004 to $1,749,000 in the first six months of fiscal year 2005. Comparing the second quarter of fiscal years 2004 to 2005, our sales and marketing expenses increased from $773,000 to $993,000, respectively.

During the balance of the year, we will continue our marketing initiatives. We also intend to expand our sales staff to provide more regional exposure at the retail store level, which we believe will increase both retail placement of new products and sales velocity for all pet products. As such, our sales and marketing costs will increase as we invest in our future.

General and Administrative

Our general and administrative expenses have remained flat during the first six months of fiscal year 2005 as compared to the first six months of fiscal year 2004. Even though we have had an increase in depreciation resulting from our capital expansion and increased costs related to additional requirements recently imposed on public companies, we have been able to control the balance of our general and administrative costs. These expenses were $1,136,000 in the first six months of fiscal year 2004 and $1,140,000 in the first six months of fiscal year 2005. They decreased from $656,000 in the second quarter of fiscal year 2004 to $533,000 in the second quarter of fiscal year 2005.

These general and administrative expenses (net of depreciation) are anticipated to remain relatively flat during the remainder of fiscal year 2005. We anticipate that any additional savings we might generate will be offset by additional overhead resulting from the Jesup, GA facility. Also attempts to reduce general and administrative expenses will likely be mitigated by rising costs of being a publicly held company.

Interest Expense

We started expensing the interest on our bonds in Whatcom County, WA during the third quarter of fiscal year 2004. Fiscal year 2005 will be our first full year of interest expense on our Washington facility. Interest expense will be incurred on the debt for the Jesup, GA facility when that facility becomes operational. This is scheduled to occur sometime during the fourth quarter of the current fiscal year.

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

Net Income

We believe that our strong results for the first six months of fiscal year 2005 will help us absorb the significant start up costs which will result from the Jesup, Georgia production facility later this year. Importantly, we continue to estimate that there will not be a significant increase in our net income this year over the previous year. If the commissioning period of the new production facility in Jesup, Georgia takes longer than we are currently projecting, then the net income results for fiscal year 2005 could be lower than they were for fiscal year 2004. We are continuing to pursue new sales and marketing initiatives with the objective to increase both sales and net income during fiscal year 2005.

Over the past year we have been putting into place the following components of our business plan. These include investments in capital infrastructure, sales and marketing programs, and cost management controls. We believe that the results for the first six months of fiscal year 2005 show the effects of having successfully completed the implementation of these components of our business plan. We feel that the increase in net income from $656,000 during the first six months of fiscal year 2004 to $1,049,000 in the first six months of fiscal year 2005 was the result of our employees being able to successfully execute on the plan. Net income also increased for the second quarter from $338,000 in fiscal year 2004 to $447,000 in fiscal year 2005. Implementation of the key components of our business plan has resulted in the continued increases in net revenues, improvements in gross profits and continued controls over overhead expenses. These steps have allowed us to continue to invest in sales and marketing activities and capital infrastructure, which we anticipate will strengthen the Company in the future.

LIQUIDITY AND CAPITAL RESOURCES

We are currently in the middle of the second phase of our three-phase capital expansion plan. This three-phase plan includes: the building of the new manufacturing and warehousing facility in Ferndale, Washington, which is now complete; the building of a new production facility in Jesup, Georgia, construction of which is underway and is now estimated to be completed in October 2004; and the move of the Bellingham manufacturing facility to the Ferndale location, which we currently project to be completed in approximately one year. The intent of this capital expansion plan is first, to protect our core business by reducing our production costs and decreasing the cost of shipping product to our customers, and second, to give us the ability to manufacture, warehouse and distribute a wider diversity of products.

The table below illustrates the effects this capital expansion plan has had on our financial statements (dollars in thousands of U.S. dollars):

	As of	As of
	July 31,	January 31,
	2004	2004
Financial Condition
Total Assets	$19,292	$15,943
Total Liabilities	7,295	5,440
Total Equity	$11,997	$10,503

Debt/equity ratio	0.61	0.52
Assets/debt ratio	2.64	2.93

Working Capital
Current assets	$5,626	$5,406
Current liabilities	$2,413	$2,122

Current ratio	2.33	2.55

Cash Position
Cash, restricted cash & short term investments	$2,361	$2,096
Cash generated from operations	$2,036	$1,769 *

*	for the entire year ended January 31, 2004

Financial Condition

During the first six months of fiscal year 2005, our assets continued to increase as we built capital infrastructure, a portion of which was paid for through long-term debt, and a portion through cash, and as we continued to generate cash from operations. Our total assets increased from $15,943,000 at January 31, 2004 to $19,292,000 at July 31, 2004. We also had an increase in total liabilities from $5,440,000 at January 31, 2004 to $7,295,000 at July 31, 2004 as we increased our outstanding long-term debt to finance a portion of the new Jesup, Georgia facility by drawing on the existing loan as construction progressed. This facility was put into place on August 20, 2003 when we signed a loan agreement with BB&T to borrow up to $4,691,500 to be used for the construction and equipping of our new facility in Jesup, Georgia. Of this amount, $1,827,500 is to be used for property and plant. The balance of $2,864,000 is for production equipment in the facility. The loan agreement allows for up to 85% of the appraised value of property and plant to be borrowed and up to 80% of the value of equipment to be borrowed. The interest rate is the one month

LIBOR rate (1.5037 % on July 31, 2004) plus 2.25%. The property and plant portion is amortized over 15 years with a five-year balloon payment on the outstanding balance due August 20, 2009. Funds are drawn on the account as construction takes place. At July 31, 2004, $2,041,000 had been drawn on this loan. The equipment portion is amortized over seven years with a five-year balloon payment on the outstanding balance due on August 20, 2009. If we are in default under the agreements governing our indebtedness, the creditors may be able to foreclose on our property and assets, which would substantially harm our business and financial condition. During the third quarter of the current fiscal year we converted this loan (see note 7; subsequent events) to an Industrial Revenue Bond and as such should be able to reduce the related long-term interest expense. On July 31, 2004, the purchase obligations relating to outstanding contracts for building the new facility in Jesup, Georgia totaled $71,000.

Working Capital

We believe that our existing cash on hand, long-term debt and available line of credit currently provides us with enough cash to meet our existing needs for the foreseeable future. Our balance of cash and cash equivalents, restricted cash and short term investments increased between January 31, 2004 and July 31, 2004 from $2,096,000 to $2,361,000, respectively. Current liabilities, mostly in the area of the current portion of our long term debt increased, while current assets also increased. This resulted in our current ratio decreasing slightly during the first six months of fiscal year 2005 as compared to the first six months of fiscal year 2004, although the ratio remained at a relatively high level. Our current ratio is expected to decrease during fiscal year 2005 as additional investments are made in our new production facility located in Jesup, Georgia.

Cash Position

Cash, restricted cash, and short-term investments increased during the first six months of fiscal year 2005 from $2,096,000 at January 31, 2004 to $2,361,000 at July 31, 2004 primarily as a result of cash generated from operations. We expect to continue to use cash in expanding our production infrastructure, mainly in Jesup, Georgia, during fiscal year 2005. Because cash generated from operations will be less than the amount of cash we will need to complete our capital expansion, we expect to use both a portion of our cash on hand and debt to complete the current phase of our capital expansion plan. We will continue to closely monitor both current liabilities and current assets as they relate to the generation of cash with an emphasis on maximizing potential sources of cash.

Cash Generated from Operations

We continued to generate cash from operations during the first six months of fiscal year 2005. This strong generation of cash was primarily the result of increased sales, improved gross profit margins and continued control and maintenance of both current assets and current liabilities. We were able to continue to limit the growth of our accounts receivable and inventories, even though we had a significant growth in sales, which resulted in additional cash. We expect to see a significant cash increase in inventory during the fourth quarter of the current fiscal year as a result of the start of operations at the Jesup, Georgia facility. If our sales continue to increase and we are able to continue to profitably produce our product, we should be able to continue to generate cash from operating activities, although it cannot be assured that this will be the case.

Financing and Investing Activities

Cash from financing activities during the first six months of fiscal year 2005 was $2,110,000. The Company borrowed $1,779,000, from BB&T and paid principal of $60,000 to GE Capital. Proceeds from the BB&T loan was used to pay for a portion of the construction in Jesup, Georgia. The balance of cash received of $391,000 was from the issuance of shares as a result of the exercise of stock options and warrants. A significant amount of cash was used in the first six months of fiscal year 2005 for investing activities that were a result of our capital expansion plan. Cash used in investing activities for the quarter just completed totaled $3,453,000. The majority of the cash was used to purchase property, plant and equipment for our new east coast production facility located in Jesup, Georgia.

During the year ended January 31, 2004, the Company renewed its short-term bank line of credit for up to $1,500,000, which is secured by the accounts receivable and inventory of Absorption. Interest is payable on funds advanced at the U.S. rate of prime plus 0.75%. The line of credit matures in January 2005. The funds available for advance to the Company by the lender is limited to 75% of Absorption’s eligible accounts receivable and 40% of Absorption’s eligible inventory. To date the Company has not drawn any funds from the line of credit.

During the balance of fiscal year 2005, we plan to continue the implementation of the second phase of our three-phase production expansion plan. We anticipate that the funding necessary to complete this portion of the plan will come from cash on hand, cash generated from operations and cash generated from the issuance of an Industrial Revenue Bond (secured by a Letter of Credit issued by BB&T) as described below under “Part II — Item 5 Other Information.”

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

Phase two of our production expansion plan is a second production facility located in Jesup, Georgia. We purchased approximately fifteen acres of real property in Jesup, Georgia, with an existing 41,000 square foot facility, during August 2003 for $140,000. We began construction during the fourth quarter of fiscal year 2004 on this property. The total project cost is estimated at $6,155,000. Of the total cost, approximately $4,800,000 is being financed through a long-term bank debt instrument and we anticipate that the balance will be financed with cash on hand. The annual interest expense of the debt used to finance this facility is estimated to be approximately $115,000 a year when the project is completed. By having production on the east coast, we will expect to have cost savings in excess of additional overhead expenses and interest on the debt facilities. In addition, we believe that we will better be able to service our east coast customers and will have added long-term production security as a result of this diversification of manufacturing plants.

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

Environmental Matters

We are committed to being an environmentally friendly company and to manufacturing products which benefit the quality of the environment. Hazardous wastes are not produced, treated, or stored at any company-owned or operated facilities. State, federal, and local laws all have jurisdiction over production activities. We are currently in compliance with these laws and expect to remain so for the foreseeable future.

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

Accounts Receivable and Allowance for Doubtful Accounts

We typically offer credit terms to our customers without collateral. Finance charges of 1.5% are assessed when a customer receivable balance becomes 30 days past due. We record accounts receivable at the face amount less an allowance for doubtful accounts and an allowance for finance charges. On a regular basis, we evaluate our accounts receivable and establish these allowances based on a combination of specific customer circumstances, as well as credit conditions and the history of write-offs and collections. Where appropriate, we obtain credit rating reports and financial statements of the customer to initiate and modify their credit limits. We obtain credit insurance for certain accounts that qualify for coverage in order to minimize credit risk exposure. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. At July 31, 2004 and January 31, 2004, management considered accounts receivable in excess of the allowances for doubtful accounts and finance charges to be fully collectible.

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

Our largest customer accounted for approximately 20% and 21% of our net sales in the first six months of fiscal year 2005 and 2004, respectively, while our second largest customer accounted for approximately 22% and 18% of our net sales in the first six months of fiscal year 2005 and 2004, respectively.

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

Our business places heavy reliance on raw materials being readily available. Although we believe that there are a number of pulp and paper mills in British Columbia, Canada and in the State of Washington that can provide us with the raw materials necessary to conduct our business, any significant decreases in supplies, or any increase in costs or a greater increase in delivery costs for these materials, could result in a further decrease in our margins, which would harm our financial condition. For example, in the second quarter of fiscal year 2005, we experienced a decreased availability of our main raw material, waste wood fiber, which resulted in downward pressure on our gross profits for the period.

We have significant indebtedness.

As of July 31, 2004, we had total long-term and current indebtedness under our bonds, capitalized-lease obligations and other asset financings of $4,795,000. We make interest payments (and principal payments on the taxable bond) on the indebtedness under our bonds, which are due in 2007 and 2019. In addition, in August 2003, we entered into a loan agreement to borrow up to $4,691,000 which has a balloon payment of the principal balance due in August of 2009. We may incur substantial additional debt in the future. Our indebtedness could limit our ability to obtain necessary additional financing for working capital, capital expenditures, debt service requirements or other purposes in the future; plan for, or react to, changes in technology and in our business and competition; and react in the event of an economic downturn. There is no guarantee that we will be able to meet our debt service obligations. If we are unable to generate sufficient cash flow or obtain funds for required payments, or if we fail to comply with covenants in our indebtedness, we will be in default. The indebtedness underlying our bonds is secured by a mortgage on our real property and a security interest in our assets. If we are in default under the agreements governing our indebtedness, the creditors may be able to foreclose on our property and assets, which would substantially harm our business and financial condition.

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

PART II — OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual general meeting of shareholders held on June 8, 2004, the following proposals were adopted by the margins indicated.

1.   A proposal to decrease the authorized number of directors to five (5) from seven (7) was approved by the following vote: For — 4,603,799; Against — 343,404; Withheld — 2,715; Not Voted — 368721.

2. The election of the following directors who will serve until their successors are elected and qualified, or their earlier death or resignation:

	Number of Shares
	For	Withheld
Gordon Ellis	4,557,734	423,617
Michael Bentley	4,700,131	284,890

     The Company’s other directors include John Sutherland, Lionel Dodd and Daniel Whittle, each of whose terms will expire in 2005 unless re-elected.

3.   The selection of Moss Adams, LLP to continue as the auditors for International Absorbents, Inc., was approved by the following vote: For — 4,755,006; Against — 50; Withheld — 177,128.

4.   The proposal to amend and restate each of the Company’s 2003 Stock Option Plan — U.S. Participants and the 2003 Equity Incentive Stock Option Plan into one plan named the 2003 Omnibus Incentive was approved by the following vote: For — 1,616,583; Against — 433,458; Withheld — 159,600; Not Voted — 3,108,998.

ITEM 5. OTHER INFORMATION

On September 2, 2004, the Company, through Absorption, entered into a Letter of Credit and Reimbursement Agreement with BB&T, pursuant to which the Company has requested that (a) the Wayne County Industrial Development Authority (“Wayne County IDA”) issue $4,900,000 aggregate principal amount of Wayne County IDA’s tax exempt bond pursuant to an indenture by and between BB&T, as trustee, and Wayne County IDA and (b) BB&T issue to Absorption an irrevocable letter of credit naming the trustee as beneficiary in the amount of $4,900,000. Of the total proceeds from the financing, $2,090,000 will be used to pay off the Company’s current indebtedness to BB&T, $98,000 to pay for costs of issuance and the remaining proceeds of $2,810,000 will be placed in a trust account to be used to finish the construction of the Company’s new production facility located in Jesup, Georgia. For the issued bond to receive tax exempt status, Wayne County IDA purchased Absorption’s real property in Jesup, Georgia from Absorption, and is leasing the real property back to Absorption at a lease rate equal to the bond payments, with the lease payments payable directly to BB&T. Upon repayment of the bond in full, Wayne County IDA will transfer all right, title and interest in the real property and related production facility to Absorption for no additional consideration. While the bonds remain outstanding, as security for the indebtedness underlying the letter of credit, BB&T will hold a mortgage on the real property and a security interest in the equipment assets located on that property.

The bond has a variable rate equal to BB&T’s Variable Rate Demand Bond “VRDB” rate (1.45% as of September 2, 2004), and Absorption is also required to pay an annual letter of credit fee equal to .95% of the initial amount of the letter of credit, an annual remarketing fee equal to .125% of the initial amount of the letter of credit and a $2,000 annual trustee fee. The term of the bond is 15 years, maturing on September 1, 2019, and the term of the letter of credit is seven year, maturing on September 2, 2011. The equipment portion of the bond is amortized over seven years and the real estate portion is amortized over 15 years. In addition, amounts owing under the letter of credit may be accelerated upon an event of default, including Absorption’s failure to pay any amount when due or failure to perform any of its obligations or breach of any of its representations or covenants under the Agreement. In connection with this financing, the Company has agreed to unconditionally guarantee all of Absorption’s indebtedness to BB&T.

On August 20, 2003 the Company signed a loan agreement with BB&T to borrow up to $4,691,500 to be used for the construction and equipping of the Company’s facility in Jesup, Georgia. The loan agreement allowed for up to 85% of the appraised value of property and plant to be borrowed and up to 80% of the value of equipment to be borrowed. The interest rate for the credit facility was the one-month LIBOR rate plus 2.25%. The property and plant portion of this loan was being amortized over 15 years with a five-year balloon payment on the outstanding balance due August 20, 2009. The equipment portion of this loan was being amortized over seven years with a five-year balloon payment on the outstanding balance due on August 20, 2009. At July 31, 2004, $2,040,000 had been drawn on this loan. As described above, as of September 2, 2004, this loan to BB&T was paid in full and the loan agreement was terminated in its entirety.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits

Exhibit
Number	Exhibit Description
3.1	Altered Memorandum of Company (Amended) (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-KSB filed on April 3 2003).

3.2	Articles of the Company (incorporated by reference to the exhibits to the Company’s registration statement filed on February 24, 1992, as amended (No. 33-45020)).

10.14	Wayne County Industrial Development Authority Tax-Exempt Industrial Development Revenue Bonds (Absorption Corp. Project), Series 2004 dated September 2, 2004.

10.15	Letter of Credit and Reimbursement Agreement between Absorption Corp. and Branch Banking and Trust Company dated September 1, 2004.

10.16	BB&T Security Agreement dated September 1, 2004 between Absorption Corp. and Branch Banking and Trust Company.

10.17	BB&T Guaranty Agreement between Branch Banking and Trust Company and International Absorbents Inc. dated September 1, 2004.

10.18	Lease Agreement dated as September 1, 2004 by and between Wayne County Industrial Development Authority and Absorption Corp.

31.1	Certification of Gordon Ellis, President and Chief Executive Officer of International Absorbents Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of David Thompson, Chief Financial Officer of International Absorbents Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Gordon Ellis, President and Chief Executive Officer of International Absorbents Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of David Thompson, Chief Financial Officer of International Absorbents Inc., pursuant to 18 U.S.C. Section 1350.

     b)   Reports on Form 8-K

1)	A Form 8-K was filed on June 8, 2004 announcing the Company’s financial results for the first quarter ended April 30, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL ABSORBENTS INC. (Registrant)

Date: September 9, 2004	/s/ GORDON L. ELLIS

Gordon L. Ellis President & CEO (Principal Executive Officer)