Form 10QSB
period 2004-10-31
INTERNATIONAL ABSORBENTS INC
filed 2004-12-09
CIK 813634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☑     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of December 3, 2004.

Title of Class	No. of Shares
Common Shares, no par value	6,106,388

Transitional Small Business Disclosure Format (check one)          Yes  ☐          No  ☑

PART I — FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

INTERNATIONAL ABSORBENTS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(US dollars, in thousands)

	As at	As at
	October 31,	January 31,
	2004	2004
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$2,087	$1,453
Restricted cash	1,507	432
Short term investments	215	211
Accounts receivable, net	2,149	1,525
Inventories, net	1,302	1,335
Prepaid expenses	172	148
Income taxes receivable	26	271
Deferred income tax asset	31	31

Total current assets	7,489	5,406

Property, plant and equipment	15,153	10,348
Intangible assets	13	39
Other assets, net	293	150

Total assets	$22,948	$15,943

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$1,589	$1,976
Related party payable	5	4
Current portion of long-term debt	326	142

Total current liabilities	1,920	2,122
Deferred income tax liability	784	384
Long-term debt	7,298	2,934

Total liabilities	10,002	5,440

Stockholders’ equity:

Common stock, no par value;
Authorized - 100,000,000 shares
6,080,588 and 5,773,970 issued and outstanding at October 31, 2004 and January 31, 2004, respectively	7,846	7,256
Additional paid in capital	557	489
Retained earnings	4,543	2,758

Total stockholders’ equity	12,946	10,503

Total liabilities and stockholders’ equity	$22,948	$15,943

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL ABSORBENTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(US dollars, in thousands, except for per share amounts)

	Nine Months Ended		Three Months Ended
	October 31,	October 31,	October 31,	October 31,
	2004	2003	2004	2003
Sales	$16,995	$15,012	$5,999	$5,663
Cost of goods sold	10,072	9,229	3,568	3,416

Gross profit	6,923	5,783	2,431	2,247

Corporate and administrative expenses:
Marketing and sales	2,557	2,192	808	810
General and administrative	1,651	1,688	511	552

	4,208	3,880	1,319	1,362

Income from operations	2,715	1,903	1,112	885
Interest expense	(113)	(51)	(37)	(51)
Interest income	15	26	9	8

Income before provision for income taxes	2,617	1,878	1,084	842

Income taxes	(832)	(675)	(348)	(295)

Net income	$1,785	$1,203	$736	$547

Basic earnings per share	$.30	$.21	$.12	$.10
Fully diluted earnings per share	$.29	$.20	$.12	$.09

Weighted average number of shares outstanding (in thousands)
Basic	5,915	5,679	6,011	5,689
Diluted	6,237	5,943	6,269	6,005

INTERNATIONAL ABSORBENTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(US dollars, in thousands)

	Nine Months Ended
	October 31,	October 31,
	2004	2003
Cash flows from operating activities	2,367	1,313
Cash flows from investing activities	(6,871)	(5,454)
Cash flows from financing activities	5,138	3,014

Net change in cash	$634	$(1,127)

Cash and cash equivalents, beginning of period	$1,453	$3,051

Cash and cash equivalents, end of period	$2,087	$1,924

Cash paid for interest	$198	$97

Cash paid for income taxes	$150	$247

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

These unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States and include the accounts of the Company and its wholly owned subsidiary. All significant inter-company transactions and balances have been eliminated upon consolidation. Our accompanying interim condensed consolidated financial statements do not include all notes normally included in our audited annual financial statements, and therefore should be read in conjunction with our annual financial statements and 10-KSB. The accompanying financial statements include all normal recurring adjustments, which, in the opinion of management, are necessary to make the financial statements not misleading and to present fairly the Company’s financial position at October 31, 2004 and January 31, 2004, its results of operations for the three and nine months ended October 31, 2004 and 2003, and the statement of cash flows for the nine months ended October 31, 2004 and 2003.

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

Compensation expense recognized under APB No. 25 for the grant of options to employees and non-employee directors was $-0- during the nine months ended October 31, 2004 and 2003. Had the Company determined compensation costs based on fair value at the date of grant for its awards under the method prescribed by SFAS No. 123, the Company’s net income and earnings per share would be as follows (in thousands, except per share amounts):

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

	Nine months ended		Three months ended
	October 31,	October 31,	October 31,	October 31,
	2004	2003	2004	2003
Net earnings	$1,785	$1,203	$736	$547
Stock based compensation recognized under APB No. 25, net of related tax effects	—	—	—	—
Compensation expense calculated in accordance with SFAS 123, net of related tax effects	(540)	(220)	(216)	(70)

Pro forma net earnings	$1,245	$983	$520	$477

Basic earnings per share
As reported	$0.30	$0.21	$0.12	$0.10
Pro forma	$0.21	$0.17	$0.08	$0.09

Diluted earnings per share
As reported	$0.29	$0.20	$0.12	$0.09
Pro forma	$0.20	$0.16	$0.08	$0.08

The pro forma compensation expense reflected above has been estimated using the Black-Scholes option-pricing model. Assumptions used in the pricing model included:

	Year Ended January 31,
	2005	2004
a) risk free interest rate	2.44%	2.00%
b) expected volatility	109.1%	103.5%
c) expected dividend yield	0.00%	0.00%
d) estimated average life (in years)	4.23	3.00

Other stock based compensation

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees and non-employee directors in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services” (“EITF 96-18”). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18. Stock based compensation recognized under SFAS No. 123 and EITF 96-18 was $14,000 and $4,000 during the three months ended October 31, 2004 and 2003, respectively. Stock based compensation recognized under SFAS No. 123 and EITF 96-18 was $33,000 and $8,000 during the nine months ended October 31, 2004 and 2003, respectively.

2.	Share Capital

Common Shares (in thousands)

	Shares	Capital
Common shares outstanding, October 31, 2004	6,081	$7,846
Common shares outstanding, January 31, 2004	5,774	$7,256

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

Options

Stock options outstanding at October 31, 2004 and January 31, 2004 were 705,540 and 679,088, respectively. During the nine months ended October 31, 2004 the Company issued 325,800 options and had 284,398 options exercised.

Warrants

During the nine months ended October 31, 2004, a warrant was exercised to acquire 22,220 common shares at $2.25 per share. Warrants outstanding at October 31, 2004 and January 31, 2004 were nil and 22,220, respectively. No stock-based compensation expense was recognized as no warrants were granted for both nine-month periods ended October 31, 2004 and 2003.

3.	Segmented Information

The Company is involved primarily in the development, manufacture, distribution and sale of absorbent products. Its assets are located and its operations are primarily conducted in the United States.

The Company defines its business segments primarily based upon the market in which its customers sell products, as well as how the Company internally manages its various business activities. The Company operates principally in two business segments: the animal care industry and the industrial/commercial industry. Management decisions on resource allocation and performance assessment are made currently based on these two identifiable segments. As a result, management has elected to combine what historically were the Company’s two smallest segments into one new segment, the industrial/commercial segment, effective with this quarterly report. Comparative amounts for prior periods have been similarly combined.

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

Business Segment Data — Nine Months Ended October 31, 2004 (in thousands)

	Animal
	Care	Industrial	Consolidated
Revenues	$16,003	$992	$16,995
Operating cost and expenses	12,774	1,016	13,790

Operating income (loss) before depreciation and amortization	3,229	(24)	3,205
Depreciation and amortization			(490)
Interest expense			(113)
Interest Income			15

Net income before taxes			$2,617

Capital expenditures	$5,236	$24	$5,260

Business Segment Data — Nine Months Ended October 31, 2003 (in thousands)

	Animal
	Care	Industrial	Consolidated
Revenues	$13,837	$1,175	$15,012
Operating cost and expenses	11,598	1,228	12,826

Operating income (loss) before depreciation and amortization	2,239	(53)	2,186
Depreciation and amortization			(283)
Interest Expense			(51)
Interest Income			26

Net income before taxes			$1,878

Capital expenditures	$4,515	$1,178	$5,693

Business Segment Data — Three Months Ended October 31, 2004 (in thousands)

	Animal
	Care	Industrial	Consolidated
Revenues	$5,689	$310	$5,999
Operating cost and expenses	4,438	281	4,719

Operating income (loss) before depreciation and amortization	1,251	29	1,280
Depreciation and amortization			(168)
Interest expense			(37)
Interest income			9

Net income before taxes			$1,084

Capital expenditures	$1,806	$3	$1,809

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

Business Segment Data — Three Months Ended October 31, 2003 (in thousands)

	Animal
	Care	Industrial	Consolidated
Revenues	$5,210	$453	$5,663
Operating cost and expenses	4,158	515	4,673

Operating income (loss) before depreciation and amortization	1,052	(62)	990
Depreciation and amortization			(105)
Interest Expense			(51)
Interest Income			8

Net income before taxes			$842

Capital expenditures	$1,386	$646	$2,032

Assets (in thousands)

	Animal
	Care	Industrial	Consolidated
At October 31, 2004	$21,016	$1,932	$22,948

At January 31, 2004	$13,881	$2,062	$15,943

Approximately 4.7% and 5.1% of our sales during the nine months ended October 31, 2004 and 2003, respectively, were to customers outside of the United States. Approximately 4.8% and 5.1% of our sales during the three months ended October 31, 2004 and 2003, respectively, were to customers outside of the United States.

4.	Inventories components (in thousands)

	October 31,	January 31,
	2004	2004
Raw materials and supplies	$783	$498
Finished goods	519	837

	$1,302	$1,335

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

5.	Property, Plant and Equipment (in thousands)

	October 31,	January 31,
	2004	2004
Property, plant and equipment
Land	$1,626	$1,626
Buildings	4,723	4,657
Leasehold improvements	629	629
Equipment	4,945	4,616
Construction in progress	6,161	1,297

	$18,084	$12,825
Less: Accumulated depreciation	(2,931)	(2,477)

	$15,153	$10,348

During the nine months ended October 31, 2004, we incurred interest costs of $162,000, of which $49,000 was capitalized as part of the new facility located in Jesup, Georgia and $113,000 was interest expense. Total project cost for the new facility in Jesup, Georgia is estimated at $6,650,000. Of the total cost, approximately $4,700,000 is being financed through a long-term debt instrument.

6.	Long-term debt

In March 2003, we completed a $2,910,000 bond financing. The proceeds of the financing were used for the construction of the facility in Whatcom County, Washington, which houses production lines, warehouse space and corporate offices. The bonds are comprised of $2,355,000 as tax exempt and $555,000 as taxable. The bonds were issued through the Washington Economic Development Finance Authority in Washington State. The purchaser and holder of the bonds is GE Capital Public Finance. The tax exempt bonds have a fixed rate of 5.38%. The term of these bonds is 190 months, with interest-only payments for the first 52 months. The taxable bonds have a fixed rate of 5.53%. The term of these bonds is 52 months. The indebtedness underlying our bonds is secured by a mortgage on our real property located in Whatcom County, Washington and a security interest in our equipment assets located on that property. At October 31, 2004 the balance outstanding was $2,355,000 on the tax-exempt and $369,000 on the taxable bonds.

On August 20, 2003 we entered into a loan agreement with Branch Banking & Trust Co. to borrow up to $4,691,500 to be used for the construction and equipping of our new facility in Jesup, Georgia. The loan agreement allows for up to 85% of the appraised value of property and plant to be borrowed and up to 80% of the value of equipment to be borrowed. The interest rate for the credit facility is the one-month LIBOR rate plus 2.25%. At October 31, 2004, this loan had been repaid in full from the proceeds of the tax-exempt bond financing discussed in the following paragraph.

In September of 2004, the Company completed a $4,900,000 tax-exempt bond financing. Of the total proceeds from the financing, $2,099,000 were used to pay off the loan held by Branch Banking &Trust Co., $98,000 was paid for costs of issuance and the remaining proceeds of $2,703,000 were placed in a trust account to be used to finish the construction of the new production facility located in Jesup, Georgia. The bonds were issued by Wayne County Industrial Development Authority in the state of Georgia. The bonds have a variable rate equal to Branch Banking & Trust Co.’s Variable Rate Demand Bond “VRDB” rate (1.7% as of December 8, 2004) plus a letter of credit fee of .95%, a remarketing fee of .125% and a $2,000 annual trustee fee. The term of these bonds is 7 years for the equipment portion and 15 years for the real estate portion. At October 31, 2004, $1,507,000 remained in the trust account.

Unaudited (all amounts in U.S. dollars except where otherwise noted). The accompanying notes are an integral part of these consolidated financial statements.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is intended to further the reader’s understanding of the consolidated financial statements, financial condition, and results of operations of International Absorbents Inc. and its subsidiaries. It should be read in conjunction with the consolidated financial statements, notes and tables which are included elsewhere in this quarterly report.

Some statements and information contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are not historical facts but are forward-looking statements. For a discussion of these forward-looking statements and of important factors that could cause results to differ materially from the forward-looking statements, see “—Risk Factors” and “—Forward-Looking Statements” below.

Overview

International Absorbents Inc. is the parent company of its wholly owned subsidiary Absorption Corp. International Absorbents Inc. is a holding company and Absorption Corp is its operating entity. Management divides the activities of the operating company into two segments: animal care products and industrial absorbent products. We manufacture, distribute and sell this spectrum of products to both distributors and direct buying retailers.

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

Results of Operations

The following tables illustrates our financial results for the third quarter and first nine months of fiscal year 2005 as compared to the third quarter and first nine months of fiscal year 2004:

Third Quarter of Fiscal Year 2005 and 2004
(dollar amounts in thousands of U.S. dollars)

	October 31,	Percent	October 31,	Percent	Percentage
	2004	of Sales	2003	of Sales	Change
Sales	5,999	100%	5,663	100%	6%
Cost of Goods Sold	3,568	59%	3,416	60%	4%

Gross Profit	2,431	41%	2,247	40%	8%

Corporate & Administrative Expenses
Marketing & sales	808	13%	810	14%	0%
General & Administrative	511	9%	552	10%	-7%

	1,319	22%	1,362	24%	-3%

Income from operations	1,112	19%	885	16%	26%

Interest Income	9	0%	8	0%	13%
Interest Expense	(37)	-1%	(51)	-1%	-27%

Income before provision for income taxes	1,084	18%	842	15%	29%

Income taxes	(348)	-6%	(295)	-5%	18%

Net Income	736	12%	547	10%	35%

First Nine Months of Fiscal Year 2005 and 2004
(dollar amounts in thousands of U.S. dollars)

	October 31,	Percent	October 31,	Percent	Percentage
	2004	of Sales	2003	of Sales	Change
Sales	16,995	100%	15,012	100%	13%
Cost of Goods Sold	10,072	59%	9,229	61%	9%

Gross Profit	6,923	41%	5,783	39%	20%

Corporate & Administrative Expenses
Marketing & sales	2,557	15%	2,192	15%	17%
General & Administrative	1,651	10%	1,688	11%	-2%

	4,208	25%	3,880	26%	8%

Income from operations	2,715	16%	1,903	13%	43%

Interest Income	15	0%	26	0%	-42%
Interest Expense	(113)	-1%	(51)	0%	122%

Income before provision for income taxes	2,617	15%	1,878	13%	39%

Income taxes	(832)	-5%	(675)	-4%	23%

Net Income	1,785	11%	1,203	8%	48%

Revenues

Our sales grew from $5,663,000 in the third quarter of fiscal year 2004 to $5,999,000 during the same period in fiscal year 2005. Our sales for the first nine months of fiscal year 2005 reached $16,995,000, which was a 13% increase over sales of $15,012,000 for the first nine months of fiscal year 2004. Our core product, CareFRESH®, continues to gain market share in the pet specialty market channel. Our strategy of diversification also showed some success with the continued growth of pet products such as CareFRESH® Ultra™ and Critter Care™, due to increased shelf facings since mid-year. Our strategy in regard to our industrial line of products has remained the same, which is to effectively service existing customers while focusing growth on consumer products. Consequently industrial sales remained flat for the first nine months of fiscal year 2005 as compared to the first nine months of fiscal year 2004.

During the last quarter of fiscal year 2005, sales of CareFRESH® are expected to continue to grow at or near the rate at which they grew during the first nine months of the fiscal year. This is because our biggest retail partners are carrying lower inventories and due to new software are better able to forecast seasonal buying needs. Therefore they did not over buy in the third quarter of the current fiscal year, which should smooth out their purchases if retail sales remain constant. We anticipate that CareFRESH® will continue to represent the majority of our sales through the balance of the current fiscal year. We also expect that during the balance of fiscal year 2005 we will experience flat to limited expansion in sales of our new bedding lines in the pet specialty channel. The main contributor to our not meeting expectations will be the sales in our shavings line of products. Where the shavings product is on the shelf it is selling well; however, we have not achieved the level of placement that we had previously forecast, because our expectation that customers would replace competitive product lines with our brand for the ease of vendor consolidation has not proven to be accurate. We still expect increased sales of bedding lines introduced recently in the mass merchandise and grocery channels. We will continue to look for opportunities to diversify our small animal product lines. Sales of our industrial line of products are expected to remain flat due to the anticipated maintenance of our existing strategy. The hydro-mulch portion of industrial sales will be significantly below our expectations, as a result of lower municipal spending in the northwest region of the country. Because neither shavings nor hydro-mulch will meet our annual sales expectations we are revising our annual net revenue growth rate for fiscal year 2005 from 15% to 20% down to 10% to 13%.

Gross Profit

By focusing on the operations portion of our business plan we have significantly improved our year to date gross margin (gross profit divided by sales). Three areas of focus are the primary factors for this improvement. First, by moving into our new Ferndale facility we eliminated approximately $450,000 in annual lease payments. Second, we have successfully encouraged customers to purchase products in package sizes that utilize more labor-efficient methods and are more cost-effective to ship. Third, we have continued to increase production rates while reducing some of the associated fixed costs. The result is that our gross margin increased from 39% in the first nine months of fiscal year 2004 to 41% in the first nine months of fiscal year 2005, while gross profit increased from $5,783,000 for the first nine months of fiscal year 2004 to $6,923,000 for the first nine months of fiscal year 2005. A significant factor that reduced our potential improvement in gross profits during the third quarter of fiscal 2005 was the increased cost of our raw material, waste wood fiber. Over the past year our production rate has grown to the point that we use 100% of the fiber from our main suppliers. As a result, when our suppliers have a maintenance shutdown, either scheduled or not, we have to supplement our fiber supplies with more expensive raw materials. To mitigate this issue, we are actively pursuing new raw material sources. When our new production facility in Jesup, Georgia comes on line during the fourth quarter of the current fiscal year, we anticipate that the availability of this raw material will not restrict future growth. We also continued to experience general cost increases in the areas of materials, labor, utilities, maintenance and, more recently, transportation, due to higher fuel costs. However, we believe that our ability to improve our gross margin during the third quarter of fiscal year 2005 while experiencing higher costs is an indicator of the success of our facilities expansion and improvement program.

We expect that our gross profit percentage will decrease slightly during the final quarter of fiscal year 2005 for a number of reasons. First, recent petroleum and natural gas price increases will continue to add to our manufacturing expenses by increasing material, transportation and utility costs. Second, we expect to incur higher raw material costs for the next three months while we supplement our feed stock with more expensive materials. Third, we expect to incur costs to bring our new Jesup, Georgia facility up to an efficient level of production. These costs are currently estimated to be as much as $500,000, the majority of which will occur in the fourth quarter of fiscal year 2005. Because this facility will not be in full production until near the end of fiscal year 2005, these commissioning costs are not projected to be offset by freight savings this year. Fourth, as stated in the revenues section above, we are projecting limited increases in the sale of our non-core products, including small animal diets, alternative beddings and hydro-mulch. As such, even though these products will contribute positively to gross profits, they will reduce the gross margin as they are generally lower margin products. Moreover, because some of these products are relatively new to their markets, we cannot predict how much sales growth they will experience. In response to these cost increases, we have been implementing a small price increase during the second half of the year. However, we believe that the maturity of the market for our core product will limit our ability to increase prices to fully mitigate these costs increases.

Sales and Marketing

During the first nine months of fiscal year 2005 we continued to invest in marketing activities to support the diversification aspect of our business plan. We have also grown to the point that our competition has taken notice of us and our products. As such, we have had to invest in marketing programs focused on protecting the growing market share of our core product. These two areas of marketing investment have resulted in an overall increase in marketing expenses in the first nine months of fiscal year 2005 as compared to the same nine month period of the previous year. Our marketing and sales expenses increased from $2,192,000 in the first nine months of fiscal year 2004 to $2,557,000 in the first nine months of fiscal year 2005. Comparing the third quarter of fiscal years 2004 to 2005, our sales and marketing expenses decreased from $810,000 to $808,000.

During the balance of the year, we will continue our marketing initiatives. We also intend to expand our sales staff to provide more regional exposure at the retail store level, which we believe will increase both retail placement of new products and sales velocity for all pet products. As such, our sales and marketing costs will increase as we invest in our future.

General and Administrative

Our general and administrative expenses have decreased slightly during the first nine months of fiscal year 2005 as compared to the first nine months of fiscal year 2004. Even though we have had an increase in costs related to additional requirements recently imposed on public companies, we have been able to control the balance of our general and administrative costs. These expenses were $1,688,000 in the first nine months of fiscal year 2004 and $1,651,000 in the first nine months of fiscal year 2005. They decreased from $552,000 in the third quarter of fiscal year 2004 to $511,000 in the third quarter of fiscal year 2005.

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

Income Taxes

Since fiscal year 1999, Absorption has been profitable for income tax purposes and has been able to offset the payment of income taxes in the United States with the accumulated losses from previous years. Absorption has, for its U.S. operations, fully utilized as of the second quarter of fiscal 2004 all of its U.S. tax net operating losses. Over the next quarter, this provision is expected to continue to be partially deferred due to accelerated tax deductions related to our investment in new production facilities. The Company has recorded a valuation allowance for the parent company’s Canadian income tax losses.

Net Income

We believe that our strong results for the first nine months of fiscal year 2005 will help us absorb the significant start up costs which will result from the Jesup, Georgia production facility later this year. We estimate that our net income for fiscal year 2005 will be within the trend of net income increases over the past several years. We currently believe that our net income will increase for the fiscal year ending January 31, 2005 as compared to the fiscal year ended January 31, 2004. The amount of increase will be affected by the cost of commissioning our new production facility in Jesup, GA. We are continuing to pursue new sales and marketing initiatives with the objective to increase both sales and net income during fiscal year 2005.

Over the past year we have been putting into place components of our business plan. These include investments in capital infrastructure, sales and marketing programs, and cost management controls. We believe that the results for the first nine months of fiscal year 2005 show the effects of having successfully completed the implementation of these components of our business plan. We feel that the increase in net income from $1,203,000 during the first nine months of fiscal year 2004 to $1,785,000 in the first nine months of fiscal year 2005 was the result of our employees being able to successfully execute on the plan. Net income also increased for the third quarter from $547,000 in fiscal year 2004 to $736,000 in fiscal year 2005. Implementation of the key components of our business plan has resulted in the continued increases in net revenues, improvements in gross profits and continued controls over overhead expenses. These steps have allowed us to continue to invest in sales and marketing activities and capital infrastructure, which we anticipate will strengthen the Company in the future.

LIQUIDITY AND CAPITAL RESOURCES

We are currently in the middle of the second phase of our three-phase capital expansion plan. This three-phase plan includes: the building of the new manufacturing and warehousing facility in Ferndale, Washington, which is now complete; the building of a new production facility in Jesup, Georgia, construction of which has now been completed and is now being commissioned; and the move of the Bellingham, Washington manufacturing facility to the Ferndale location, which we currently project to be completed in approximately nine months. The intent of this capital expansion plan is first, to protect our core business by reducing our production costs and decreasing the cost of shipping product to our customers, and second, to give us the ability to manufacture, warehouse and distribute a wider diversity of products.

The table below illustrates the effects this capital expansion plan has had on our financial statements (dollars in thousands of U.S. dollars):

	As of October 31,	As of January 31,
	2004	2004
Financial Condition
Total Assets	$22,948	$15,943
Total Liabilities	10,002	5,440
Total Equity	$12,946	$10,503

Debt/equity ratio	0.77	0.52
Assets/debt ratio	2.29	2.93

Working Capital
Current assets	$7,489	$5,406
Current liabilities	$1,920	$2,122

Current ratio	3.90	2.55

Cash Position
Cash, restricted cash & short term investments	$3,809	$2,096
Cash generated from operations	$2,367	$1,769 *

*	for the entire fiscal year ended January 31, 2004

Financial Condition

During the first nine months of fiscal year 2005, our assets continued to increase as we built capital infrastructure, a portion of which was paid for through long-term debt and a portion through cash, and as we continued to generate cash from operations. Our total assets increased from $15,943,000 at January 31, 2004 to $22,948,000 at October 31, 2004. We also had an increase in total liabilities from $5,440,000 at January 31, 2004 to $10,002,000 at October 31, 2004 as we increased our outstanding long-term debt to finance a portion of the new Jesup, Georgia facility by issuing industrial revenue bonds.

On September 2, 2004, the Company, through Absorption, entered into a Letter of Credit and Reimbursement Agreement with Branch Banking & Trust Co. (“BB&T”), pursuant to which the Company requested that (a) the Wayne County Industrial Development Authority (“Wayne County IDA”) issue $4,900,000 aggregate principal amount of Wayne County’s tax exempt bond pursuant to an indenture by and between BB&T, as trustee, and Wayne County and (b) BB&T issue to Absorption an irrevocable letter of credit naming the trustee as beneficiary in the amount of $4,900,000. Of the total proceeds from the financing, $2,099,000 were used to pay off the Company’s current indebtedness to BB&T, $98,000 was paid for costs of issuance and the remaining proceeds of $2,703,000 were placed in a trust account to be used to finish the construction of the Company’s new production facility located in Jesup, Georgia. For the issued bond to receive tax exempt status, Wayne County IDA purchased Absorption’s real property in Jesup, Georgia from Absorption, and is leasing the real property back to Absorption at a lease rate equal to the bond payments, with the lease payments payable directly to BB&T. Upon repayment of the bond in full, Wayne County IDA will transfer all right, title and interest in the real property and related production facility to Absorption for no additional consideration. While the bonds remain outstanding, as security for the indebtedness underlying the letter of credit, BB&T will hold a mortgage on the real property and a security interest in the equipment assets located on that property. The bond has a variable rate equal to BB&T’s Variable Rate Demand Bond “VRDB” rate (1.7% as of December 8, 2004), and Absorption is also required to pay an annual letter of credit fee equal to .95% of the initial amount of the letter of credit, an annual remarketing fee equal to .125% of the initial amount of the letter of credit and a $2,000 annual trustee fee. The term of the bond is 15 years, maturing on September 1, 2019, and the term of the letter of credit is seven year, maturing on September 2, 2011. The equipment portion of the bond is amortized over seven years and the real estate portion is amortized over 15 years. In addition, amounts owing under the letter of credit may be accelerated upon an event of default, including Absorption’s failure to pay any amount when due or failure to perform any of its obligations or breach of any of its representations or covenants under the Agreement. In connection with this financing, the Company has agreed to unconditionally guarantee all of Absorption’s indebtedness to BB&T.

On October 31, 2004, there were no remaining purchase obligations relating to outstanding contracts for building the new facility in Jesup, Georgia.

Working Capital

We believe that our existing cash on hand, long-term debt and available line of credit currently provides us with enough cash to meet our existing needs for the foreseeable future. Our balance of cash and cash equivalents, restricted cash and short term investments increased between January 31, 2004 and October 31, 2004 from $2,096,000 to $3,809,000. Current liabilities, mostly in the area of construction related obligations, decreased between January 31, 2004 and October 31, 2004, while current assets increased during the same period. This resulted in our current ratio increasing during the first nine months of fiscal year 2005 as compared to the first nine months of fiscal year 2004. Our current ratio is expected to remain relatively flat during the balance of fiscal year 2005.

Cash Position

Cash, restricted cash, and short-term investments increased during the first nine months of fiscal year 2005 from $2,096,000 at January 31, 2004 to $3,809,000 at October 31, 2004 primarily as a result of cash generated from operations and restricted cash from the issuance of our Georgia Industrial Revenue bonds. We expect to continue to use cash in expanding our production infrastructure, mainly in Jesup, Georgia, during fiscal year 2005. Because cash generated from operations is expected to be greater than the amount of cash we will need to complete our capital expansion and commissioning, we expect to maintain our strong cash position over the balance of the current fiscal year. We will continue to closely monitor both current liabilities and current assets as they relate to the generation of cash with an emphasis on maximizing potential sources of cash.

Cash Generated from Operations

We continued to generate cash from operations during the first nine months of fiscal year 2005. Our generation of cash was primarily the result of increased sales, improved gross profit margins and continued cost control. We were able to continue to limit the growth of our inventories, but due to increases in accounts receivable (a result of strong sales in the final month of the quarter) our growth in cash from operations was limited. If our sales continue to increase and we are able to continue to profitably produce our product, we should be able to continue to generate cash from operating activities, although it cannot be assured that this will be the case.

Financing and Investing Activities

Cash from financing activities during the first nine months of fiscal year 2005 was $5,138,000. The Company borrowed $4,639,000 (net) from BB&T and paid principal of $91,000 to GE Capital. Proceeds from the BB&T loan were used to pay for a portion of the construction in Jesup, Georgia. The balance of cash received of $590,000 was from the issuance of shares as a result of the exercise of stock options and warrants. A significant amount of cash was used in the first nine months of fiscal year 2005 for investing activities that were a result of our capital expansion plan. Cash used in investing activities for the nine months just completed totaled $6,871,000. The majority of the cash was used to purchase property, plant and equipment for our new production facility located in Jesup, Georgia.

During the fiscal year ended January 31, 2004, the Company renewed its short-term bank line of credit for up to $1,500,000, which is secured by the accounts receivable and inventory of Absorption. Interest is payable on funds advanced at the U.S. rate of prime plus 0.75%. The line of credit matures in January 2005. The funds available for advance to the Company by the lender is limited to 75% of Absorption’s eligible accounts receivable and 40% of Absorption’s eligible inventory. To date the Company has not drawn any funds from the line of credit.

During the balance of fiscal year 2005, we plan to continue the implementation of the second phase of our three-phase production expansion plan. We anticipate that the funding necessary to complete this portion of the plan will come from cash on hand, cash generated from operations and cash generated from the issuance of an Industrial Revenue Bond (secured by a Letter of Credit issued by BB&T) as described under “Financial Condition” in this management discussion and analysis.

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

Phase two of our production expansion plan is a second production facility located in Jesup, Georgia. We purchased approximately fifteen acres of real property in Jesup, Georgia, with an existing 41,000 square foot facility, during August 2003 for $140,000. We began construction during the fourth quarter of fiscal year 2004 on this property. The total project cost is estimated at $6,650,000. Of the total cost, approximately $4,900,000 is being financed through a long-term bank debt instrument and we anticipate that the balance will be financed with cash on hand. The annual interest expense of the debt used to finance this facility is estimated to be approximately $115,000 a year when the project is completed. By having production on the east coast, we will expect to have cost savings in excess of additional overhead expenses and interest on the debt facilities. In addition, we believe that we will better be able to service our east coast customers and will have added long-term production security as a result of this diversification of manufacturing plants.

The third phase of our production expansion plan will occur in approximately nine months when we plan to move the Bellingham, Washington production facility to the new Whatcom County plant. The final decision on whether to undertake this move will depend upon the then-current conditions.

We believe that this three-phase plan will give us the ability to achieve significant cost savings, better serve our customers, expand our production lines, diversify our production capacity and physically move manufacturing in a manner which is transparent to the users of our products.

Environmental Matters

We are committed to being an environmentally friendly company and to manufacturing products which benefit the quality of the environment. Hazardous wastes are not produced, treated, or stored at any company-owned or operated facilities. State, federal, and local laws all have jurisdiction over production activities. We believe we are currently in compliance with these laws and expect to remain so for the foreseeable future.

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

Accounts Receivable and Allowance for Doubtful Accounts

We typically offer credit terms to our customers without collateral. Finance charges of 1.5% are assessed when a customer receivable balance becomes 30 days past due. We record accounts receivable at the face amount less an allowance for doubtful accounts and an allowance for finance charges. On a regular basis, we evaluate our accounts receivable and establish these allowances based on a combination of specific customer circumstances, as well as credit conditions and the history of write-offs and collections. Where appropriate, we obtain credit rating reports and financial statements of the customer to initiate and modify their credit limits. We obtain credit insurance for certain accounts that qualify for coverage in order to minimize credit risk exposure. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. At October 31, 2004 and January 31, 2004, management considered accounts receivable in excess of the allowances for doubtful accounts and finance charges to be fully collectible.

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

We are one of many companies that compete in the animal care market. We are still attempting to build and maintain our market presence as we compete with both domestic and foreign companies. Any reputation that we may successfully gain with retailers for quality product does not necessarily translate into name recognition or increased market share with the end consumer. Our products may not be well received by the pet owners, or other companies may surpass us in product innovations.

We may be adversely affected by trends in the retail industry.

With the growing trend towards retail trade consolidation, we are increasingly dependent upon key retailers whose bargaining strength is growing. Our business may be negatively affected by changes in the policies of our retailer customers, such as inventory delisting, limitations on access to shelf space, price demands and other conditions. In addition, as a result of the desire of retailers to more closely manage inventory levels, there is a growing trend among retailers to make purchases on a “just-in-time” basis. This requires us to shorten our lead time for production in certain cases and more closely anticipate demand, which could in the future require the carrying of additional inventories and increase our working capital and related financing requirement.

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

Our largest customer accounted for approximately 24% and 18% of our net sales in the first nine months of fiscal year 2005 and 2004, respectively, while our second largest customer accounted for approximately 19% and 21% of our net sales in the first nine months of fiscal year 2005 and 2004, respectively.

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

Our business places heavy reliance on raw materials being readily available. Although we believe that there are a number of pulp and paper mills in British Columbia, Canada and in the State of Washington that can provide us with the raw materials necessary to conduct our business, any significant decreases in supplies, or any increase in costs or a greater increase in delivery costs for these materials, could result in a further decrease in our margins, which would harm our financial condition. For example, in the second quarter of fiscal year 2005, we experienced a decreased availability of our main raw material, waste wood fiber, which resulted in downward pressure on our gross profits for the period. We currently do not have contracts for all of our needed primary raw material, waste wood pulp, to be supplied to our Jesup, GA facility. Although we believe we will be able to obtain the required material in the region, any significant shortfall of material would result in a significant increase in the cost of producing our primary products.

We have significant indebtedness.

As of October 31, 2004, we had total long-term and current indebtedness under our bonds, capitalized-lease obligations and other asset financings of $7,624,000. We make interest payments (and principal payments on the taxable bond) on the indebtedness under our bonds, which are due in 2007 and 2019. In addition, in September 2004, we completed a $4,900,000 tax-exempt bond financing. We may incur substantial additional debt in the future. Our indebtedness could limit our ability to obtain necessary additional financing for working capital, capital expenditures, debt service requirements or other purposes in the future; plan for, or react to, changes in technology and in our business and competition; and react in the event of an economic downturn. There is no guarantee that we will be able to meet our debt service obligations. If we are unable to generate sufficient cash flow or obtain funds for required payments, or if we fail to comply with covenants in our indebtedness, we will be in default. The indebtedness underlying our bonds is secured by a mortgage on our real property and a security interest in our assets. If we are in default under the agreements governing our indebtedness, the creditors may be able to foreclose on our property and assets, which would substantially harm our business and financial condition.

If we fail to maintain an effective system of internal and disclosure controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our securities.

Effective internal and disclosure controls help us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We have in the past discovered, and may in the future discover, deficiencies in our internal controls as defined under interim standards adopted by the Public Company Accounting Oversight Board (“PCAOB”) that require remediation. Furthermore, our independent auditor has, in the past, advised us that it had noted certain deficiencies in our internal financial reporting and accounting controls and we have also noted deficiencies. Additionally, it is possible that as we continue our ongoing review and analysis of internal controls over financial reporting for Sarbanes-Oxley compliance, additional weaknesses in internal controls may be discovered.

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

The manufacture, marketing and sale of our products are subject to the rules and regulations of various federal, provincial, and state agencies, including, without limitation, the air emission standards enforced by the Northwest Air Pollution Authority and regulations promulgated by the U.S. Department of Agriculture and state departments of agricultures. If a regulatory authority finds that a current or future product or production run is not in compliance with any of these regulations, we may be fined, production may be stopped or our product may be pulled from the shelves, any of which could adversely affect our financial conditions and operations. Similarly, any adverse publicity associated with any noncompliance may damage our reputation and our ability to successfully market our products. Furthermore, the rules and regulations are subject to change from time to time and while we closely monitor developments in this area, we have no way of anticipating whether changes in these rules and regulations will impact our business adversely. Additional or revised regulatory requirements, whether labeling, environmental, tax or otherwise, could have a material adverse effect on our financial condition and results of operations.

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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. They can be identified by the use of forward-looking words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates” or other comparable words, or by discussions of strategy, plans or goals that involve risks and uncertainties that could cause actual results to differ materially from those currently anticipated. You are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those set forth above under “—Risk Factors” and as described from time to time in our reports filed with the Securities and Exchange Commission, including this Quarterly Report on Form 10-QSB and our Annual Report on Form 10-KSB. Forward-looking statements include, but are not limited to, statements referring to our future growth strategies, prospects for the future, potential financial results, market and product line growth, abilities to enter new markets, ability to introduce new products, benefits from infrastructure improvements and our competitiveness and profitability as a result of new sales and marketing programs.

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

Except as discussed below, there has been no change in our internal control over financial reporting during the third quarter of fiscal year 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During the evaluation of our internal control over financial reporting during the third quarter of fiscal year 2005, we identified certain internal control deficiencies. These deficiencies relate to specific functions and procedures that are not processed by our current financial accounting software and instead require manual input and/or oversight. We intend to address these issues by implementing a new financial accounting software system during the third quarter of fiscal year 2006, which will provide enhanced functionality. In the interim, we intend to establish an additional level of management review over these specific procedures. In addition, we also discovered deficiencies related to our analysis of new accounting pronouncements and preparation of our tax provision. In order to address these issues, we intend to engage an independent third party to review new accounting pronouncements and analyze their impact on us and also to prepare our tax provision.

We are committed to strengthening our internal controls over financial reporting and are currently documenting and testing our internal controls and considering whether any improvements are necessary for maintaining an effective control environment at our company. The evaluation of our internal controls is being conducted under the direction of our senior management in consultation with independent third party consulting firms. In addition, our management is regularly discussing the results of our testing and any proposed improvements to our control environment with our audit committee. We expect to assess our controls and procedures on a regular basis and we may identify additional deficiencies in our system of internal controls that either individually or in the aggregate may represent a material weakness requiring additional remediation efforts. We will continue to work to improve our controls and procedures, and to educate and train our employees on our existing controls and procedures in connection with our efforts to maintain an effective controls infrastructure at our company.

PART II — OTHER INFORMATION

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USES OF PROCEEDS

On September 30, 2004, Wall Street Consultants, Inc., one of the Company’s former consultants, exercised an option to purchase 97,833 Common Shares, at an average exercise price of $2.04 per Common Share for a total purchase price of $199,124. The Common Shares issued upon exercise of the option represent 1.6% the Company’s outstanding securities. This issuance was a private placement to a single investor and was exempt from registration pursuant to Section 4(2) of the Securities Act. The number of outstanding options to individuals who are not employees or directors is 11,000 as of October 31, 2004.

ITEM 6.     EXHIBITS

Exhibit
Number	Exhibit Description
3.1	Altered Memorandum of Company (Amended) (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-KSB filed on April 3, 2003).

3.2	Articles of the Company (incorporated by reference to the exhibits to the Company’s registration statement filed on February 24, 1992, as amended (No. 33-45020)).

10.14	Wayne County Industrial Development Authority Tax-Exempt Industrial Development Revenue Bonds (Absorption Corp. Project), Series 2004 dated September 2, 2004 (incorporated by reference to Exhibit 10.14 to the Company’s Form 10-QSB filed on September 9, 2004).

10.15	Letter of Credit and Reimbursement Agreement between Absorption Corp. and Branch Banking and Trust Company dated September 1, 2004 (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-QSB filed on September 9, 2004).

10.16	BB&T Security Agreement dated September 1, 2004 between Absorption Corp. and Branch Banking and Trust Company (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-QSB filed on September 9, 2004).

10.17	BB&T Guaranty Agreement between Branch Banking and Trust Company and International Absorbents Inc. dated September 1, 2004 (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-QSB filed on September 9, 2004).

10.18	Lease Agreement dated September 1, 2004 by and between Wayne County Industrial Development Authority and Absorption Corp. (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-QSB filed on September 9, 2004).

31.1	Certification of Gordon Ellis, President and Chief Executive Officer of International Absorbents Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of David Thompson, Chief Financial Officer of International Absorbents Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Gordon Ellis, President and Chief Executive Officer of International Absorbents Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of David Thompson, Chief Financial Officer of International Absorbents Inc., pursuant to 18 U.S.C. Section 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL ABSORBENTS INC. (Registrant)
Date: December 8, 2004	/s/ GORDON L. ELLIS
Gordon L. Ellis
President & CEO (Principal Executive Officer)