Form 10KSB
period 2005-01-31
INTERNATIONAL ABSORBENTS INC
filed 2005-04-06
CIK 813634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to ______.

Commission File Number 1-31642

INTERNATIONAL ABSORBENTS INC.

(Name of small business issuer in its charter)

British Columbia, Canada	Not applicable
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1569 Dempsey Road
North Vancouver, British Columbia
Canada V7K 1S8
(Address of principal executive offices)
Issuer’s telephone number: (604) 681-6181

Securities registered under Section 12(b) of the Exchange Act:

Title of each class:	Name of exchange on which registered
Common Shares, without par value	American Stock Exchange

Securities registered under Section 12(g) of the Act: None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑  No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.          ☑

State the issuer’s revenues for its most recent fiscal year: $22,163,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $27,391,223 as of March 2, 2005

The aggregate number of Common Shares outstanding on March 22, 2005 was 6,253,588.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement prepared for our Annual General Meeting of Shareholders to be held on June 5, 2005 are incorporated by reference in Part III.

Transitional Small Business Disclosure Format (check one):	Yes ☐ No ☑

INTERNATIONAL ABSORBENTS INC.
Annual Report on Form 10-KSB
For the Fiscal Year Ended January 31, 2005

Unless otherwise indicated, all dollar amounts in this report are U.S. dollars.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Unless otherwise indicated by the context, as used in this Annual Report on Form 10-KSB, “we,” “us” and “our” refer to International Absorbents Inc. (“International Absorbents”) and our wholly-owned U.S. subsidiary, Absorption Corp. (“Absorption”).

General

International Absorbents, primarily through, Absorption, is engaged in developing, manufacturing and marketing a wide range of animal care, industrial absorbent and hydro mulch products made from reclaimed industrial waste cellulose fibers. International Absorbents was incorporated on May 13, 1983 under the laws of British Columbia, Canada.

Absorption was incorporated in the State of Nevada on July 25, 1985. It is licensed to do business in the State of Washington and Georgia and has its headquarters in Ferndale, Washington. Substantially all of our operations are conducted through Absorption.

We prepare our financial statements in conformity with generally accepted accounting principles in the United States of America.

Recent Developments

During the fiscal year ended January 31, 2005, which we refer to herein as “fiscal year 2005,” a number of events and factors affected our financial resources and operating results.

Sales for fiscal year 2005 were $22,163,000, an increase of 13% over the fiscal year 2004 total of $19,618,000, as greater product sales volume was achieved for our animal care product lines. We generated after-tax net income during fiscal year 2005 of $1,790,000, or $0.30 per basic Common Share, as compared to after-tax net income for fiscal year 2004 of $1,435,000, or $0.25 per basic Common Share.

We believe that our financial results for fiscal year 2005 were primarily the result of the following:

•	Increased sales through major pet retailers of our flagship brand CareFRESH® pet bedding as a result of new store openings, increased promotional activity and increased market share.

•	Placement of our new product lines, including Super Shavings™ and CareFRESH Ultra™, with pet retailers throughout the United States.

•	Increased sales of small animal bedding products which are complementary to CareFRESH®.

•	Successful growth of product sales in the mass merchandiser channel throughout the United States.

•	Continued growth in gross profits, in spite of increased maintenance and material costs and the commissioning of a new production facility.

•	Introduction of new products, which helped to widen potential distribution channels, increase freight efficiencies and reduce supply chain costs for customers.

•	Maintenance of corporate and administrative expenses, which provided us with the infrastructure needed to support strong future growth.

Gross profits on total sales for fiscal year 2005 were $8,447,000, or 38%, versus $7,456,000, or 38%, for the prior fiscal year. Gross profits as a percentage of sales remained flat in comparison to the prior year, even with the inclusion of commissioning costs for our new Georgia production facility.

Total selling, general and administrative expenses for fiscal year 2005 increased to $5,691,000 from $5,187,000 for fiscal year 2004. The increase was due to greater investment in sales and marketing.

Our Products

We manufacture and distribute animal care, industrial absorbent and hydro mulch products made from reclaimed industrial waste cellulose fibers. Below is a summary of each of our product lines and the distribution channels for each of these product lines.

Animal Care Products

Animal Bedding Products

Our leading product is small animal bedding made from cellulose waste fiber. It is utilized as a substrate for rodents, rabbits, reptiles and hand-fed exotic birds instead of wood shavings, hardwood chips and corn cobs. We believe that our product is superior to traditional bedding materials because it is better able to control and contain ammonia odors. We are a significant bedding supplier to major pet store chains and to independent pet stores through the use of a wide North American network of wholesale distributors. The bedding is also widely used by universities and research facilities. We market our animal bedding under the brand names CareFRESH® pet bedding, CareFRESH® laboratory animal bedding, Healthy Pet™ pet bedding and CritterCare™ pet bedding depending on the distribution channel. We anticipate that CareFRESH® will continue to represent the majority of our sales through the next fiscal year.

Pet Litter Products

Using our patented technology, we manufacture paper litter for use by cats, dogs, ferrets and caged birds. Our products differ from other paper-based litter products in that they are granular rather than pelletized. We believe that animals prefer our products over pellets, and consumers report that they like the appearance better than competitive paper products. Our products are designed to be healthier for pets and people than traditional clay litter because of potential health problems associated with crystalline silica in clay products. Our products also generally prove to be less dusty and to weigh less than other paper-based litter products, making their handling and disposal easier. We were among the first to offer a dog litter product, which we believe created an entirely new retail category, and which helps provide a lifetime comfort solution for small house-bound dogs. We sell our pet litter products through veterinary, laboratory, pet specialty and general merchandise distribution channels under the brand names ECOfresh™ and Puppy Go Potty™.

In February 1994, we acquired the CatWorks® cat litter business from Pet Products Plus, Inc., a major pet food manufacturer. The CatWorks® product is a pelletized cat litter made from grain by-products and is produced by a contract manufacturer in the State of Missouri. Sales of this product have remained static for the past several years.

Animal Food Products

Through our joint marketing alliance with Supreme Petfoods Ltd, a privately held British firm, we distribute a premium line of small animal food products to pet stores across North America under such brand names as Russel Rabbit™, Gerty Guinea Pig™ and Reggie Rat™ brand premium diets.

Industrial Products

We manufacture loose particulate pillows, socks, booms, pads and spill kits in each case for use in spill clean up and plant maintenance in the manufacturing, repair and operations (MRO) marketplace. These products are either general purpose in nature or specifically designed for oil-based liquids.

Absorbent W™ is a patented cellulose absorbent specially processed to absorb and retain hydrocarbons like diesel fuel, hydraulic fluid or lubricating oil, while at the same time repelling water. We believe that Absorbent W absorbs more, is better able to retain what it absorbs and is less costly from production to disposal than the polypropylene products with which it primarily competes.

Absorbent GP™ is a cellulose universal absorbent used to absorb all types of liquids including oil, water and chemicals. It is not compatible with aggressive caustics and acids but has a wide range of general purpose uses.

Spill-Sorb™ and Spill-Dri™ are two different types of floor sweep made from waste paper fiber. They are designed for a variety of floor surfaces and applications, and we believe that both products are more absorbent and lighter in weight than traditional clay floor sweeps, and do not pose the potential health problems associated with clay products.

Our strategy in regard to our industrial line of products remains the same, to effectively service existing customers while focusing growth on consumer products.

We manufacture wood fiber-based hydro mulch under contract with a leading manufacturer/marketer of hydro mulch. The term hydro mulch applies to a wide range of materials made from wood fiber, recycled paper, and various polymers and tackifiers for the purpose of erosion control and moisture retentions while seed is germinating. This product is used for erosion control and to ensure proper seed germination on roadsides and large earth-moving projects. We provide a West Coast manufacturing source for our customer under contract, and have no sales or marketing responsibilities for this hydro mulch product. The wood fiber used to manufacture hydro mulch is different than the fiber used to produce our other products, so it does not compete with our other products for raw materials. In the mid- to long-term, we believe synergies will develop between the production of hydro mulch and the production of our other products, and reduce the overall energy cost per unit produced. While we currently only have one customer for this product, our three-year production contract is renewable, and other marketers may be interested in our production capability should the contract not be renewed. We are currently in the third year of this contract.

Raw Materials

Our animal care bedding, pet litter and industrial products are made from raw materials that are readily available from a number of suppliers. These products are manufactured in our facilities located in Bellingham, Washington; Lynden, Washington; Ferndale, Washington; and Jesup, Georgia. The main component for our animal care bedding, pet litter and industrial products is a cellulose fiber by-product. Pulp and paper mills in British Columbia, Canada, the State of Washington, the State of Georgia, and the State of Florida provide this raw material. Although we currently do not have contracts for all of our needed primary raw material to be supplied to our Jesup, Georgia facility, we believe that our production rates can be fully supported by combinations of fiber from various pulp and paper mills in all of our locations. We believe that this diversification of raw material sources improves our ability to fill our fiber needs and improves the quality of our product.

The raw material used for hydro mulch is unprocessed wood chips. The chips are obtained from multiple vendors located in western Washington State and British Columbia. We believe there will be an adequate supply of this material available to meet our manufacturing needs for the foreseeable future.

Other raw materials used in the production of our products include chemical binders which are readily available from several suppliers. We believe that the loss of one or two of our suppliers would not have a significant effect on our operations. The loss of any supplier may cause an increase in freight costs, the amount of which would depend on the distance to the alternative source. Our operations could be adversely affected if a general shortage of raw material were to occur and persist. We have not experienced any serious production delays because raw materials were unavailable.

Research and Development

Current research and development activities include refining existing products, as well as developing new sorbent products and related manufacturing processes for both the animal care industry and industrial markets. Our research and development department also analyzes and tests the competitive products to determine new applications for our existing products. Research and development expenses were $85,000 and $30,000 during fiscal years 2005 and 2004, respectively.

Markets and Competition

We manufacture a wide range of cellulose-based products, which are sold primarily in two markets: (1) animal care products, (2) general industrial. The following is an overview of each market and the competitive conditions within such market.

Animal Care Market

A majority of our animal products are sold in the pet specialty channel, through wholesale distributors throughout North America and to the two major pet supply retailers, which are our two largest customers as described below under “Major Customers.” Competition for the small animal bedding business comes from regional suppliers of wood shavings and major small animal food/bird seed manufacturers who sell wood shavings and corncob bedding as product line extensions. These food manufacturers offer distributors and retailers the advantage of a single source supply, cross marketing opportunities between food and bedding and, in some cases, strong brand recognition within the animal bedding pet specialty channel. While no other company currently has a product similar in design to our patented and proprietary flagship product, we believe that the success of our product has led to the entry of additional competitors in the bedding category.

Competition for our pet litter products comes from multiple producers of small animal bedding and foods, the majority of which serve only regional markets. We believe that we are able to compete in this market based on the high quality and unique characteristics of our pet litter products.

The consolidation of the pet retail business that began over 10 years ago has expanded in recent years to the distributor level. This means that there are fewer, but larger, customers for our products. We believe that the logistical requirements of serving these larger customers are a barrier to entry into the market for many smaller companies. However, the larger customers frequently seek supply partners with more than one product line in order to reduce supply chain costs and to be able to deal with fewer suppliers. We will continue to expand our product offerings in order to take advantage of our existing relationships with a major customers and the wholesale distributor network we have established. We estimate that we have product in 80% of the pet specialty stores in North America and enjoy a market share of approximately 18% in the pet specialty channel for our flagship CareFRESH® brand. We have introduced over a dozen new products over the past two years to broaden our product offerings in an effort to make us less dependent on our flagship line.

The general merchandise channel, most notably Wal-Mart, Kmart and Target, accounted for approximately one-half of the wood shavings sold for pet bedding in the United States during 2002, the most recent date for which this information is available. Since general merchandise retailers typically offer most pet products as a convenience item, their product offering is generally not as broad as in the pet specialty channel, and the product duplication found in the pet specialty channel is generally lacking. As a result, niche products such as our pet bedding are generally only found at stores with larger pet departments. Additionally, since the three largest general merchandise retailers, namely Wal-Mart, Kmart and Target, account for approximately 70% of the dollar volume in this channel, products must be successful in one or more of these three major retailers in order to achieve significant market share. We entered the general merchandise channel two years ago and added additional resources to increase our business in this distribution channel in 2003.

General Industrial

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

Our industrial sorbent products compete against clay-based floor sweep materials and polypropylene materials in “oil-only” and marine-based applications. The primary market for our products is MRO in factories, warehouses and maintenance facilities. Additional markets include marine oil spill response and oil/water filtration applications ranging from storm drain inserts to marine bilge cleanout .

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

Polypropylene is used in a variety of marine spill and MRO-based applications. After years of strong downward price pressure, the polypropylene industry has consolidated, resulting in fewer manufacturers and converters. This has resulted in a general increase in the price of polypropylene products, which is favorable to our higher priced, cellulose pads. However, we believe that established distribution networks, a reduction in the volume of sorbents used and the significant price differential that still exists in this market all limit our sales results at present. We have experienced the most success in selling Absorbent W™ for cleaning up hydrocarbons in the presence of water and for filtering hydrocarbons from contaminated liquids. Absorbent W™ is a low-cost way to enhance the performance of costly mechanical and carbon based filtration system. We believe that more stringent surface runoff regulations may open up new opportunities for Absorbent W™ in storm water runoff applications.

Hydro mulch is applied to road construction cuts, large land clearing projects and even in some turf grass seeding operations. There are three major companies and several regional manufacturers of hydro mulch. We have a three-year contract with one of the three major companies, Mat Inc., to produce wood-based hydro mulch under Mat’s label. We are not responsible for sales or marketing of the product. Because of the cost of transporting a bulky, lower value product, regional manufacturing is advantageous to national sellers and we believe that our West Coast location complements Mat’s own Midwest production facility.

Business Segments

We are involved primarily in the development, manufacture, distribution and sales of absorbent products. Our assets are located, and our operations are primarily conducted, in the United States.

We define our business segments based upon the market in which our customers sell products. We operate principally in two business segments: the animal care industry and the industrial/commercial industry. We make decisions related to resource allocation and performance assessment based on these two identifiable segments. As a result, we elected to combine what historically were our two smallest segments (industrial cleanup and hydro mulch) into one new segment — the industrial/commercial segment effective as of the third quarterly report in fiscal year 2005.

Our management team evaluates segments based upon operating income generated by each segment before depreciation and amortization. Depreciation and amortization are managed on a consolidated basis and as such are not allocated to individual segments. There are no inter-segment transactions or significant differences between segment accounting and corporate accounting basis.

A table showing the financial results for the fiscal year of the two segments can be found in Note 14 (Segmented Information) to our financial statements contained elsewhere in this Annual Report.

Marketing and Distribution

Manufacturing, marketing and distribution activities are carried out by our subsidiary Absorption and its wholesale distributors. As of January 31, 2005, Absorption had a total of eight field-based sales people, including both employees and independent contractors, and 11 corporate-based sales, customer service and marketing associates. During fiscal year 2005 we increased our investment in our sales and marketing efforts; if sales continue to increase, staffing will be adjusted to meet the demand.

Our animal care products are sold through approximately 80 wholesale pet supply distributions and direct buying retailers throughout North America. Our industrial products are sold in limited markets in the United States and through a master distributor agreement in Canada. Industrial products are also sold through distribution partners in Australia, Singapore, Japan, Taiwan, South Korea, Denmark, Israel and China.

Government Regulations

Our manufacturing operations in Bellingham, Washington; Ferndale, Washington; and Jesup, Georgia are required to comply with federal and state air emission standards enforced by local authorities. We believe that we are currently in compliance with those standards. The costs of complying with the standards are not material. Non-compliance with such standards could result in the closure of our particulate manufacturing operations, expenditures for necessary corrective actions or the possible imposition of fines. In addition, we are subject to regulations governing our food products, including those promulgated by the U.S. Department of Agriculture. See “— Risk Factors — Our business is subject to many regulations and noncompliance is costly.”

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

Absorption has been issued three United States patents and has one pending (and corresponding Canadian patents and patent applications) on various degradable particulate absorbent materials and our manufacturing process.

Number of Employees

As of March 2005, we (with our subsidiary) had 117 employees, of which 105 are full-time employees and none of which are represented by labor unions. In addition, we employ a small number of temporary employees and contractors to provide management, administration, manufacturing, and marketing services.

Major Customers

We have two significant customers, one of which accounted for more than 23% of our sales and one of which accounted for more than 20% of our sales during fiscal year 2005. Other than these two customers, we are not materially dependent on any other single customer or group of customers.

Internet Website

Our Internet website can be found at www.absorbent.com. We make available free of charge through our investor relations section, under the “Corporate Profile” tab, all our filings, including our annual reports on Form 10-KSB and quarterly reports on Form 10-QSB, made pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is filed with, or furnished to, the SEC.

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

Our largest customer accounted for approximately 23% and 22% of our net sales in fiscal year 2005 and 2004, respectively, while our second largest customer accounted for approximately 20% and 18% of our net sales in fiscal year 2005 and 2004, respectively.

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

Our business places heavy reliance on raw materials being readily available. Although we believe that there are a number of pulp and paper mills in British Columbia, Canada, the State of Washington, the State of Georgia, and the State of Florida that can provide us with the raw materials necessary to conduct our business, any significant decreases in supplies, or any increase in costs or a greater increase in delivery costs for these materials, could result in a decrease in our margins, which would harm our financial condition. For example, in the second quarter of fiscal year 2005, we experienced a decreased availability of our main raw material, waste wood fiber, which resulted in downward pressure on our gross profits for the period. We currently do not have contracts for all of our needed primary raw material, waste wood pulp, to be supplied to our Jesup, Georgia facility. Although we believe we will be able to obtain the required material in the region, any significant shortfall of material would result in a significant increase in the cost of producing our primary products.

We have significant indebtedness.

As of January 31, 2005, we had total long-term and current indebtedness under our bonds, capitalized-lease obligations and other asset financings of $7,592,000. We make interest payments (and principal payments on the taxable bond) on the indebtedness under our bonds, which are due in 2007 and 2019. We may incur substantial additional debt in the future. Our indebtedness could limit our ability to obtain necessary additional financing for working capital, capital expenditures, debt service requirements or other purposes in the future; plan for, or react to, changes in technology and in our business and competition; and react in the event of an economic downturn. There is no guarantee that we will be able to meet our debt service obligations. If we are unable to generate sufficient cash flow or obtain funds for required payments, or if we fail to comply with covenants in our indebtedness, we will be in default. The indebtedness underlying our bonds is secured by a mortgage on our real property and a security interest in our assets. If we are in default under the agreements governing our indebtedness, the creditors may be able to foreclose on our property and assets, which would substantially harm our business and financial condition.

If we fail to maintain an effective system of internal and disclosure controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our securities.

Effective internal and disclosure controls help us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We have in the past discovered deficiencies in our internal controls as defined under interim standards adopted by the Public Company Accounting Oversight Board (“PCAOB”) that require remediation. Furthermore, our independent auditor has, in the past, advised us that it had noted certain deficiencies in our internal financial reporting and accounting controls. Additionally, it is possible that as we continue our ongoing review and analysis of internal control over financial reporting for compliance with the Sarbanes-Oxley Act of 2002, additional weaknesses in internal controls may be discovered.

Our business is subject to many regulations and noncompliance is costly.

The manufacture, marketing and sale of our products are subject to the rules and regulations of various federal, provincial, and state agencies, including, without limitation, the air emission standards enforced by the Northwest Air Pollution Authority and regulations promulgated by the U.S. Department of Agriculture and state departments of agriculture. If a regulatory authority finds that a current or future product or production run is not in compliance with any of these regulations, we may be fined, production may be stopped or a product may be pulled from the shelves, any of which could adversely affect our financial conditions and operations. Similarly, any adverse publicity associated with any noncompliance may damage our reputation and our ability to successfully market our products. Furthermore, the rules and regulations are subject to change from time to time and while we closely monitor developments in this area, we have no way of anticipating whether changes in these rules and regulations will be made that would impact our business adversely. Additional or revised regulatory requirements, whether labeling, environmental, tax or otherwise, could have a material adverse effect on our financial condition and results of operations.

If we need to raise additional capital for our operating plan, our business would be harmed if we were unable to do so on acceptable terms.

We currently anticipate that our existing capital resources and cash flows from operations will enable us to maintain our currently planned operations for the foreseeable future. However, our current operating plan may change as a result of many factors, including general economic conditions affecting the U.S. economy, which are beyond our control. If we are unable to generate and maintain positive operating cash flows and operating income in the future, we may need additional funding. We may also choose to raise additional capital due to market conditions or strategic considerations even if we believe that we have sufficient funds for our current or future operating plans. If additional capital were needed, our inability to raise capital on favorable terms would harm our business and financial condition. To the extent that we raise additional capital through the sale of equity or debt securities convertible into equity, the issuance of these securities could result in dilution to our stockholders.

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

Our success will depend, in part, on our ability to maintain protection for our products under U.S. patent laws, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. We have been issued three U.S. patents (and corresponding Canadian patents and patent applications) and one U.S. patent application pending. Patent applications may not successfully result in an issued patent. Issued patents are still subject to challenges and infringements.

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

Our principal executive offices, a majority of our directors and certain of the officers are located and/or residents of Canada, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to obtain jurisdiction over us or our directors or officers in courts in the United States in actions predicated on the civil liability provisions of the U.S. federal securities laws; enforce against us or our directors or officers judgments obtained in such actions; obtain judgments against us or our directors or officers in actions in non-U.S. courts predicated solely upon the U.S. federal securities laws; or enforce against us or our directors or officers in non-U.S. courts judgments of courts in the United States predicated upon the civil liability provisions of the U.S. federal securities laws.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. They can be identified by the use of forward-looking words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates” or other comparable words, or by discussions of strategy, plans or goals that involve risks and uncertainties that could cause actual results to differ materially from those currently anticipated. You are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those set forth above under “—Risk Factors” and as described from time to time in our reports filed with the Securities and Exchange Commission, including this Annual Report on Form 10-KSB and our Quarterly Reports on Form 10-QSB. Forward-looking statements include, but are not limited to, statements referring to our future growth strategies, prospects for the future, potential financial results, market and product line growth, abilities to enter new markets, ability to introduce new products, benefits from infrastructure improvements and our competitiveness and profitability as a result of new sales and marketing programs.

ITEM 2.	DESCRIPTION OF PROPERTY

Bellingham, Washington

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

We constructed our manufacturing facility on the Bellingham site in 1987, and it contains approximately 13,000 square feet of production and office space. The facility can currently produce 14,000 tons of absorbent particulate each year. We believe this facility in combination with our Jesup facility will be adequate for our manufacturing needs for the near future.

We have a month-to-month lease on a separate production facility in Lynden, Washington from Martins Feed covering 2,500 square feet, with lease payments for this facility of $2,500 per month.

Ferndale, Washington

On October 18, 2002, we purchased for cash approximately 15.6 acres of bare land, described as Lots 4, 5, and 6 of the Grandview Light Industrial Park, Ferndale, Washington. The total purchase price of the land was $1,500,000, plus closing costs, which was determined through arms-length negotiations.

During the fiscal year 2004, we completed the construction of a 105,000 square foot production, warehousing, and office space facility on this property. The construction of this facility was financed through the issuance of industrial revenue bonds in the amount of $2,910,000 and from cash on hand. Manufacturing of our animal care products, hydro mulch products, and some ancillary products along with the majority of our warehousing takes place at this facility.

Jesup, Georgia

On August 20, 2003, we purchased 14 acres of land zoned light industrial in Jesup, Georgia for $140,000, which included a 41,000 square foot steel warehouse building. During fiscal year 2005, we constructed approximately 45,000 square feet of additional warehousing and manufacturing space on the property at cost of $6,650,000. The construction was financed with cash on hand and a debt facility from Branch Banking &Trust Co. (“BB&T”). Pursuant to our letter of credit with BB&T and in connection with the issuance of certain tax exempt bonds by Wayne County Industrial Development Authority (“Wayne County IDA”), we sold our real property in Jesup, Georgia to Wayne County IDA and are currently leasing the real property back from Wayne County IDA. Upon repayment of the bonds in full, Wayne County IDA will transfer all right, title and interest in the real property and related production facility to Absorption for no additional consideration. While the bonds remain outstanding, as security for the indebtedness underlying the letter of credit, BB&T will hold a mortgage on the real property and a security interest in the equipment assets located on that property. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for additional information regarding this financing transaction. We intend to manufacture and warehouse multiple product lines at this facility.

Vancouver, British Columbia, Canada

We also share 1,640 square feet of office space with a related party in North Vancouver, British Columbia, Canada. The terms of our rental agreement call for monthly payments of $500 towards the office space and include the use of office furniture and equipment (see Part III, Item 12 “Certain Relationships and Related Transactions”).

We believe that our existing properties are in good condition, are adequately insured in a manner consistent with other similarly situated companies and will meet our manufacturing and warehousing needs for the foreseeable future.

Our owned properties are subject to mortgages to secure the indebtedness under our bonds and long-term debt, which together amounted to $7,592,000 as of January 31, 2005.

ITEM 3.	LEGAL PROCEEDINGS

On February 23, 2004, an arbitration demand was filed against Absorption seeking damages in the amount of approximately $1,000,000. This arbitration demand relates to a lawsuit that was filed on June 22, 1995 in the Boone Circuit Court of the Commonwealth of Kentucky against Absorption seeking damages in an immaterial amount. The lawsuit is captioned Wilder et.al. v. Absorption Corp., Civil Action No. 95-CI-547, and alleges breach of contract, fraud, violation of the Kentucky Unfair Trade Practices Act and other related claims. We dispute the allegations of the arbitration demand and lawsuit and will vigorously defend against the actions, and, although we cannot predict the outcome of pending proceedings, we do not expect that any outcome in this matter is likely to have a material adverse impact on our financial condition. As of the filing of this Annual Report, there has been no change in status of this legal proceeding since the prior year.

Except as described above and for ordinary routine litigation incidental to our business, there are no material legal proceedings pending to which we are a party, or of which any of our properties is the subject.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal year 2005 there were no matters submitted to a vote of our security holders.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our Common Shares are currently listed on the American Stock Exchange (since March 21, 2003), under the trading symbol IAX. Although the American Stock Exchange is currently our principal trading market, the OTC Bulletin Board was our principal trading market for fiscal years 2003 and 2002. Shown below are the high and low sale prices for the Common Shares for each of the fiscal years ending January 31, 2005 and 2004 as listed on the American Stock Exchange and the OTC Bulletin Board. The following quotations, as provided by the American Stock Exchange and the OTC Bulletin Board (Nasdaq Trading & Market Services), represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations may not represent actual transactions.

	FISCAL YEAR		FISCAL YEAR
	2005		2004
	HIGH	LOW	HIGH	LOW
First quarter	6.05	4.20	3.73	2.04
Second quarter	5.51	3.91	4.36	3.15
Third quarter	5.40	3.95	4.25	3.04
Fourth quarter	5.30	4.15	3.73	3.95

Shareholders

We had 478 holders of record at January 31, 2005.

Dividends

We have never paid dividends to the holders of our Common Shares. The decision whether to pay dividends and the amount thereof is at the discretion of our board of directors, and will be governed by such factors as earnings, capital requirements and our operating and financial condition. In addition, our credit facility prohibits us from paying dividends without our lender’s consent. Furthermore, the indentures pursuant to which our bonds were issued each prohibit us from declaring a cash dividend unless, after giving effect to such dividend, we would not be in default under such indentures, we remained in compliance with certain financial ratios and the amount of the dividend did not exceed the limits set forth in the indentures. We intend to retain our earnings to finance the growth of our business and, thus do not intend to pay dividends in the foreseeable future.

Exchange controls and other limitations affecting security holders

Canada has no system of exchange controls. There are no restrictions on the remittance of dividends, interest, or other similar payments to nonresidents of Canada holding our securities. There are generally no restrictions on the right of nonresidents of Canada to hold or vote securities in a Canadian company. However, the Investment Canada Act (the “Investment Act”) requires prior notification to the Government of Canada on the acquisition of control of Canadian businesses by non-Canadians. The term “acquisition of control” is defined as any one or more non-Canadian persons acquiring all or substantially all of the assets used in the Canadian business, the acquisition of the voting shares of a Canadian corporation carrying on the Canadian business or the acquisition of an entity controlling or carrying on the Canadian business. The acquisition of the majority of the outstanding shares is deemed to be an “acquisition of control” of a corporation unless it can be established that the purchaser will not control the corporation.

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

Recent Sales of Unregistered Securities

On February 6, 2004, one of our existing stockholders exercised a warrant to purchase 22,220 Common Shares, at an exercise price of $2.25 per share. This issuance was exempt from registration pursuant to Section 4(2) of the Securities Act. On September 30, 2004, Wall Street Consultants, Inc., one of the Company’s former consultants, exercised an option to purchase 97,833 Common Shares, at an average exercise price of $1.86 per Common Share for a total purchase price of $182,458. The Common Shares issued upon exercise of the option represent 1.6% the Company’s outstanding securities. This issuance was a private placement to a single investor and was exempt from registration pursuant to Section 4(2) of the Securities Act.

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

Some statements and information contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are not historical facts but are forward-looking statements. For a discussion of these forward-looking statements and of important factors that could cause results to differ materially from the forward-looking statements, see “— Risk Factors” and “— Forward-Looking Statements” above.

Overview

International Absorbents is the parent company of its wholly-owned U.S. subsidiary Absorption. International Absorbents is a holding company and Absorption is its operating entity. Management divides the activities of the operating company into two segments: animal care industry and industrial/commercial industry. We manufacture, distribute and sell this spectrum of products to both distributors and direct buying retailers.

Absorption is a leading manufacturer and seller of premium small animal bedding in North America. The primary product that it sells in this market is small animal bedding sold under the brand name CareFRESH®. We consider the activities that surround the manufacture and distribution of CareFRESH® to be our core business. Our business strategy is to promote and grow our core business, and to create diversification in our market channels, our production methods, and our product lines in an effort to add strength and breadth to our business structure. As a result, we are dedicating significant resources to both building infrastructure for the support of our core business and to creating more product and customer diversification. We believe that this strategy has started to provide results. Specifically, we continue to grow sales in our core business and improve the production process of our core CareFRESH® product while expanding sales of new products and existing products in new market channels. Even though we are currently experiencing significant infrastructure-related costs, we believe our progress with the sales of new product lines will continue to move us toward developing more diversified sources of income, which we anticipate will help reduce the risks associated with a substantial reliance on sales from only one significant product.

Results of Operations

The following tables illustrates our financial results for fiscal year 2005 as compared to fiscal year 2004 (dollars in thousands)

	Fiscal Year	Percent	Fiscal Year	Percent	Percentage
	2005	of Sales	2004	of Sales	Change
Sales	22,163	100%	19,618	100%	13%
Cost of Goods Sold	13,716	62%	12,162	62%	13%

Gross Profit	8,447	38%	7,456	38%	13%

Selling, administrative, & general expenses	5,691	26%	5,187	26%	10%

Income from operations	2,756	12%	2,269	12%	21%

Interest Income	75	0%	43	0%	74%
Interest Expense	(173)	-1%	(92)	0%	88%

Income before provision for income taxes	2,658	12%	2,220	11%	20%

Income taxes	(868)	-4%	(785)	-4%	11%

Net Income	1,790	8%	1,435	7%	25%

Revenues

Our sales grew from $19,618,000 in fiscal year 2004 to $22,163,000 in fiscal year 2005. This sales growth amounted to a 13% increase over the previous fiscal year. Our core product, CareFRESH®, continues to gain market share in the pet specialty market channel. Our strategy of diversification also showed some success with the continued growth of pet products such as CareFRESH® Ultra™ and Critter Care™, due to increased shelf facings since mid-year. Our strategy in regard to our industrial line of products has remained the same, which is to effectively service existing customers while focusing growth on consumer products. Consequently, industrial sales remained flat during fiscal year 2005 as compared to fiscal year 2004.

During fiscal year 2006, sales of CareFRESH® are expected to continue to grow at or slightly below the rate at which they grew during fiscal year 2005. Although we, anticipate that CareFRESH® will continue to represent the majority of our sales through the next fiscal year, we do not expect significant growth in sales of CareFRESH® because we have now reached significant levels of distribution throughout the United States. We expect that most of the growth of our small animal bedding products will occur chiefly as a result of line extensions like CareFRESH Ultra™. We see growth opportunities for these bedding products in the mass merchandiser and grocery market channels. Our products are selling well in these channels and are becoming more accepted by the consumer. We also expect revenue growth from our lines of cat litter, but believe that the growth rate will be tempered by our regional roll-out strategy and production limitations. In fiscal year 2006, we expect overall sales to grow 10% to 15% over our fiscal year 2005 sales levels.

Gross Profit

By focusing on the operations portion of our business plan during fiscal year 2005, we were able to maintain the same gross margin (gross profit divided by sales) achieved in the prior fiscal year, even though we incurred additional expenses as a result of the start-up of our new production facility in Jesup, Georgia. Three areas of focus are the primary factors for this improvement. First, by moving into our new Ferndale Washington facility we eliminated approximately $450,000 in annual lease payments. Second, we have successfully encouraged customers to purchase products in package sizes that utilize more labor-efficient methods and are more cost-effective to ship. Third, we have continued to increase production rates while reducing some of the associated fixed costs. As a result, we maintained our gross margin at 38% in fiscal year 2005 as compared to 38% in fiscal year 2004, while gross profit increased to $8,447,000 for fiscal year 2005 from $7,456,000 for fiscal year 2004. As expected, the largest factor in the reduction of our gross margin, from the higher levels experienced during the first three quarters of fiscal year 2005 to the fiscal year end levels, was the costs associated with the start-up our our new production facility in Jesup, Georgia.

We expect that during fiscal year 2006 our gross margin will improve above existing levels for a number of reasons. First, as production increases from our Jesup facility, we will be able to service more of our east coast customers from there and as a result reduce our transportation costs. Second, we expect to reduce the costs of some of the raw materials for the products we will be producing at our Jesup facility. Third, due to automation and design upgrades at the Jesup facility relative to our Bellingham production facility, we expect that our new Jesup facility will be more cost efficient to operate once it has achieved our expected rate of production. We believe that these improved gross margins will not become evident until the second quarter of fiscal year 2006 due to commissioning costs for our Jesup facility which we will continue to incur during the first quarter. We are also still studying whether to move our Bellingham production facility to our new Ferndale location. If the move occurs during fiscal year 2006, we would incur relocation and commissioning costs during the final quarter of fiscal year 2006, which could reduce our gross margins. Additional depreciation charges, resulting from our new production facilities, will also have a negative effect on our gross margin.

Selling, General and Administrative Expenses

During fiscal year 2005, our selling, general and administrative expenses increased to $5,691,000 as compared to $5,187,000 in fiscal year 2004. The entire increase is attributable to increased investment in sales and marketing. We continued to invest in marketing activities to support the diversification aspect of our business plan. We have also grown to the point that our competition has taken notice of us and our products. As such, we have had to invest in marketing programs focused on protecting the growing market share of our core product.

During fiscal year 2006, we intend to continue our marketing initiatives. We also intend to expand our sales staff to provide more regional exposure at the retail store level, which we believe will increase both retail placement of new products and sales velocity for all pet products. As such, we expect our sales and marketing costs to increase as we invest in our future.

Even though we have had an increase in costs related to additional requirements recently imposed on public companies, including under the Sarbanes-Oxley Act of 2002, we have been able to control the balance of our general and administrative costs. However, these general and administrative expenses (net of depreciation) are anticipated to increase during fiscal year 2006 as we take steps to comply with the new regulatory requirements.

Interest Expense

Interest expenses in fiscal year 2005 totaled $173,000. Fiscal year 2006 will be our first full year of interest expense resulting from the bonds for both our Washington facility and our Georgia facility. As a result, interest expense will increase above levels previously incurred.

Income Taxes

Absorption has, for its U.S. operations, fully utilized as of the second quarter of fiscal 2004 all of its U.S. tax net operating losses. Over the next year, this provision is expected to continue to be partially deferred due to accelerated tax deductions related to our investment in new production facilities. During fiscal year 2005, we also recorded a valuation allowance in the amount of $174,000 for International Absorbent’s Canadian income tax losses.

Net Income

We believe that our strong results for the first nine months of fiscal year 2005 helped us absorb the significant start-up costs incurred in the fourth quarter of the fiscal year as a result of the initial commissioning of the Jesup, Georgia production facility. Our net income for the fiscal year increased to $1,790,000 in fiscal year 2005, as compared to $1,435,000 in fiscal year 2004, representing a 25% increase. This increase resulted from maintaining prior year gross margins on increased sales, even though we incurred the commissioning costs associated with the start-up of a new production facility. We also kept the growth rate of selling and administrative costs below that of sales, which helped to off set our increased interest expenses. Also, over the past year we have been putting into place components of our business plan. These include investments in capital infrastructure, sales and marketing programs, and cost management controls. We believe the results for fiscal year 2005 show the effects of having successfully completed the implementation of these components of our business plan. We feel that implementation of the key components of our business plan has resulted in the continued increases in net revenues, improvements in gross profits and continued controls over overhead expenses. These steps have allowed us to continue to invest in sales and marketing activities and capital infrastructure, which we anticipate will strengthen us in the future.

Once the commissioning of our Jesup, Georgia production facility is completed, we expect to begin to see an improved gross margin. This improvement is expected to come from reduced freight costs as a result of being closer to our customers and improved production efficiencies resulting from the facility’s new equipment, automation technology and reduced raw materials costs. We currently plan to continue to maintain a slow growth rate of selling and administrative costs, but are willing to invest in future marketing programs to off-set competitive pressures as necessary and anticipate additional administrative costs resulting from new regulatory requirements, both of which may lead to increased expenses and a lower net income. Fiscal year 2006 will also be the first full year that we will be paying interest on our long-term debt, which will impact our net income. In addition, two non-cash items will affect our fiscal year 2006 net income: increased depreciation resulting from our investment in plant and equipment, and recognizing stock-based compensation expenses for employees and non-employee directors under the fair value method which will be required beginning in fiscal year 2006.

LIQUIDITY AND CAPITAL RESOURCES

We are currently late into the second phase of our three-phase capital expansion plan. This three-phase plan includes: the building of the new manufacturing and warehousing facility in Ferndale, Washington, which is now complete; the building of a new production facility in Jesup, Georgia, construction of which has now been completed and is now being commissioned; and the move of the Bellingham, Washington manufacturing facility to the Ferndale, Washington location. The final phase will occur only if our economic analysis concludes that it is optimal. The intent of this capital expansion plan is first, to protect our core business by reducing our production costs and decreasing the cost of shipping product to our customers, and second, to give us the ability to manufacture, warehouse and distribute a wider diversity of products.

The table below illustrates the effects this capital expansion plan has had on our financial statements (dollars in thousands of U.S. dollars):

	As of January 31,	As of January 31,
	2005	2004
Financial Condition
Total Assets	$23,477	$15,943
Total Liabilities	10,131	5,440
Total Equity	$13,346	$10,503

Debt/equity ratio	0.76	0.52
Assets/debt ratio	2.32	2.93

Working Capital
Current assets	$7,335	$5,406
Current liabilities	$2,195	$2,122

Current ratio	3.34	2.55

Cash Position
Cash, restricted cash & short term investments	$4,175	$2,096
Cash generated from operations	$3,693	$1,769

Financial Condition

During fiscal year 2005, our assets increased as we built capital infrastructure, a portion of which was paid for through long-term debt and a portion through cash, and as we continued to generate cash from operations. Our total assets increased from $15,943,000 at January 31, 2004 to $23,477,000 at January 31, 2005. We also had an increase in total liabilities from $5,440,000 at January 31, 2004 to $10,131,000 at January 31, 2005 as we increased our outstanding long-term debt to finance a portion of the new Jesup, Georgia facility by issuing industrial revenue bonds.

On September 2, 2004, Absorption entered into a Letter of Credit and Reimbursement Agreement with BB&T, pursuant to which we requested that (a) the Wayne County IDA issue $4,900,000 aggregate principal amount of Wayne County’s tax exempt bond pursuant to an indenture by and between BB&T, as trustee, and Wayne County and (b) BB&T issue to Absorption an irrevocable letter of credit naming the trustee as beneficiary in the amount of $4,900,000. Of the total proceeds from the financing, $2,099,000 were used to pay off our prior indebtedness to BB&T, $98,000 was paid for costs of issuance and the remaining proceeds of $2,703,000 were placed in a trust account to be used to finish the construction of our new production facility located in Jesup, Georgia. For the issued bond to receive tax exempt status, Wayne County IDA purchased Absorption’s real property in Jesup, Georgia from Absorption, and is leasing the real property back to Absorption at a lease rate equal to the bond payments, with the lease payments payable directly to BB&T. Upon repayment of the bonds in full, Wayne County IDA will transfer all right, title and interest in the real property and related production facility to Absorption for no additional consideration. While the bonds remain outstanding, as security for the indebtedness underlying the letter of credit, BB&T will hold a mortgage on the real property and a security interest in the equipment assets located on that property. The bond has a variable rate equal to BB&T’s Variable Rate Demand Bond “VRDB” rate (1.9% as of March 3, 2005), and Absorption is also required to pay an annual letter of credit fee equal to 0.95% of the initial amount of the letter of credit, an annual remarketing fee equal to 0.125% of the initial amount of the letter of credit and a $2,000 annual trustee fee. The term of the bond is 15 years, maturing on September 1, 2019, and the term of the letter of credit is seven years, maturing on September 2, 2011. The equipment portion of the bond is amortized over seven years and the real estate portion is amortized over 15 years. In addition, amounts owing under the letter of credit may be accelerated upon an event of default, including Absorption’s failure to pay any amount when due, or failure to perform any of its obligations or a breach of any of its representations or covenants under the agreement. In connection with this financing, International Absorbents agreed to unconditionally guarantee all of Absorption’s indebtedness to BB&T.

In March 2003, we completed a $2,910,000 bond financing, comprised of $2,355,000 as tax exempt and $555,000 as taxable. The bonds were issued through the Washington Economic Development Finance Authority in Washington State. The purchaser and holder of the bonds is GE Capital Public Finance. The tax exempt bonds have a fixed rate of 5.38% with a term of 190 months, maturing February 2019, and with interest-only payments for the first 52 months. The taxable bonds have a fixed rate of 5.53% a term of 52 months, with a maturity date of August 2007. The indebtedness underlying the bonds is secured by a mortgage on the real property, and a security interest in the equipment assets, located in Whatcom County, Washington. At January 31, 2005 and 2004, the balance outstanding was $2,355,000 and $2,355,000 on the tax-exempt and $337,000 and $460,000 on the taxable bonds, respectively.

On January 31, 2005, there were no remaining purchase obligations relating to outstanding contracts for building the new facility in Jesup, Georgia.

Working Capital

During the fiscal year ended on January 31, 2005 we improved our working capital position. Current assets increased from $5,406,000 at the end of fiscal year 2004 to $7,335,000 at the end of fiscal year 2005. The majority of the increase in current assets occurred primarily because of increases in cash and cash equivalents, restricted cash and short term investments. We maintained current liabilities at $2,195,000 at the end of fiscal year 2005 as compared to $2,122,000 at the end of fiscal year 2004. These changes resulted in our current ratio (current assets divided by current liabilities) improving from 2.55 at the end of fiscal year 2004 to 3.34 at the end of fiscal year 2005.

Cash Position

We believe that our existing cash on hand, long-term debt and available line of credit currently provide us with enough cash to meet our existing needs for the foreseeable future. Cash, restricted cash, and short-term investments increased during the fiscal year 2005 from $2,096,000 at January 31, 2004 to $4,175,000 at January 31, 2005 primarily as a result of cash generated from operations and restricted cash from the issuance of the Georgia Industrial Revenue bonds by Wayne County IDA. We are currently accumulating cash which will off-set our outstanding long term debt. Because cash generated from operations is expected to be greater than the amount of cash we will need to complete our capital expansion and commissioning, we expect to maintain our strong cash position through fiscal year 2006. We will continue to closely monitor both current liabilities and current assets as they relate to the generation of cash, with an emphasis on maximizing potential sources of cash.

Cash Generated from Operations

We continued to generate cash from operations during fiscal year 2005. Our generation of cash was primarily the result of increased sales, improved gross profit margins and continued cost control. We were able to continue to limit the growth of our inventories, reduce accounts payable (mostly construction related liabilities), and maintain accounts receivable at existing levels. If our sales continue to increase and we are able to continue to profitably produce our products, we should be able to continue to generate cash from operating activities, although it cannot be assured that this will be the case.

Financing and Investing Activities

Cash from financing activities during fiscal year 2005 was $5,414,000. We borrowed $4,900,000 through bonds guaranteed through a letter of credit issued by BB&T, as described above. We also made $122,000 in principal payments to GE Capital on the bonds that they hold, as described above. Proceeds from the BB&T loan were used to pay for a portion of the construction in Jesup, Georgia. The balance of cash received of $898,000 was from the issuance of shares as a result of the exercise of stock options and warrants. A significant amount of cash was used during fiscal year 2005 for investing activities that were a result of our capital expansion plan. Cash used in investing activities for the fiscal year just completed totaled $7,040,000. The majority of the cash was used to purchase property, plant and equipment for our new production facility located in Jesup, Georgia.

As of January 31, 2005, we had not yet renewed our short term bank line of credit. We are currently in the process of negotiating fees and interest rates with several banks to replace the prior year’s line.

The first phase of our production expansion plan was substantially completed during the third quarter of fiscal year 2004. This was the construction of our new west coast facility located in Ferndale, Washington. We had been operating in five separate leased facilities in Whatcom County, Washington. This new facility, which was financed approximately half through debt and half through cash, has consolidated four of these leased facilities, resulting in what we anticipate to be an annual saving in cost of goods sold and general and administrative expenses of approximately $450,000 in lease payments. The consolidation of these facilities has also provided us with savings in other expenses caused by inefficient logistics.

Phase two of our production expansion plan is a production facility located in Jesup, Georgia. We purchased approximately fifteen acres of real property in Jesup, Georgia, with an existing 41,000 square foot facility, during August 2003 for $140,000, which we subsequently sold to, and leased back from, Wayne County IDA, as described above. We began construction during the fourth quarter of fiscal year 2004 on this property. The total project was completed at a cost of $6,650,000. Of the total cost, approximately $4,900,000 was financed through a long-term bank debt instrument and the balance was financed with cash on hand. The annual interest expense of the debt used to finance this facility is estimated to be approximately $115,000 a year.

By having production on the east coast, we will expect to have cost savings in excess of additional overhead expenses and interest on the debt facilities. We expect the cost savings to include reduced freight expense from shorter hauls to customers, lower production costs resulting from the production efficiencies of new technology and higher production rates, and lower labor costs per unit produced as a result of new automation. In addition, we believe that we will better be able to service our east coast customers and will have added long-term production security as a result of this diversification of manufacturing plants.

The third phase of our production expansion plan will occur is to move the Bellingham, Washington production facility to the new Ferndale plant. We will undertake this move only if our economic analysis concludes that it is optimal.

We believe that this three-phase plan will give us the ability to achieve significant cost savings, better serve our customers, expand our production lines, diversify our production capacity and physically move manufacturing in a manner which is transparent to the users of our products.

Environmental Matters

We are committed to being an environmentally friendly company and to manufacturing products which benefit the quality of the environment. Hazardous wastes are not produced, treated, or stored at any company-owned or operated facilities. State, federal, and local laws all have jurisdiction over production activities. We believe we are currently in compliance with these laws and expect to remain so.

Critical Accounting Policies

Introduction

In preparing our financial statements in conformity with accounting principles generally accepted in the United States, judgments and estimates are made that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. We believe that the material estimates that are particularly susceptible to significant change relate to the determination of the allowance for doubtful accounts and finance charges, deferred income taxes valuation allowance, accrual for self-insured medical insurance plan and sales incentives. As part of the financial reporting process, our management collaborates to determine the necessary information on which to base judgment and develop estimates used to prepare the financial statements. Historical experience and available information is used to make these judgments and estimates. However, different amounts could be reported using different assumptions and in light of different facts and circumstances. Therefore, actual amounts could differ from the estimates reflected in the financial statements.

In addition to the significant accounting policies described in Note 2 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-KSB, we believe that the following discussion addresses our critical accounting policies.

Inventory

Finished goods inventory are valued at the lower of cost (determined on the first-in, first-out basis) or net realizable value. Cost includes direct materials, labor and overhead allocation. Raw materials and supplies are valued at the lower of cost (determined on the first-in, first-out basis) or net realizable value.

Accounts Receivable and Allowance for Doubtful Accounts

We typically offer credit terms to our customers without collateral. Finance charges of 1.5% per month are assessed when a customer receivable balance becomes 30 days past due. We record accounts receivable at the face amount less an allowance for doubtful accounts and an allowance for finance charges. On a regular basis, we evaluate our accounts receivable and establish these allowances based on a combination of specific customer circumstances, as well as credit conditions and the history of write-offs and collections. Where appropriate, we obtain credit rating reports and financial statements of the customer to initiate and modify their credit limits. We obtain credit insurance for certain accounts that qualify for coverage in order to minimize credit risk exposure. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. At January 31, 2005 and January 31, 2004, management considered accounts receivable in excess of the allowances for doubtful accounts and finance charges to be fully collectible.

Property, plant and equipment

Property, plant and equipment assets are recorded at cost. Our building and equipment are located on owned and leased land. Buildings are depreciated on a straight line basis over a period of 40 years. Leasehold improvements are depreciated on a straight line basis over the life of the lease agreement for property located on leased land. Most of our equipment is depreciated over its estimated useful life using a 15% declining balance method, the remainder is depreciated using a straight line method over 5 years.

Revenue recognition

Revenue from the sale of products is recognized at the time title passes to the purchaser, which is generally when the goods are conveyed to a carrier. Sales incentives are recorded as a reduction of sales, the recognition of which is determined in accordance with the provisions of Emerging Issues Task Force 01-9 “Accounting for Consideration Given by a Vendor to a Customer.”

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

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for doubtful accounts and finance charges, deferred income taxes valuation allowance, accrual for self-insured medical insurance plan, and sales incentives.

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

Off-Balance Sheet Arrangements

The Securities and Exchange Commission (the “SEC”) requires registrants to disclose off-balance sheet arrangements. As defined by the SEC, an off-balance sheet arrangement includes any contractual obligation, agreement or transaction arrangement involving an unconsolidated entity under which a company 1) has made guarantees, 2) has a retained or a contingent interest in transferred assets, 3) has an obligation under derivative instruments classified as equity, or 4) has any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the company, or that engages in leasing, hedging or research and development services with the company.

We have examined our contractual obligation structures that may potentially be impacted by this disclosure requirement and have concluded that no arrangements of the types described above exist with respect to our company.

ITEM 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
International Absorbents Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of International Absorbents Inc. and Subsidiary as of January 31, 2005 and 2004, and the related consolidated statements of earnings, stockholder’s equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits of these statements in accordance with standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Absorbents Inc. and Subsidiary as of January 31, 2005 and 2004, and the results of its earnings and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ MOSS ADAMS llp

Bellingham, Washington
March 7, 2005

International Absorbents Inc. and Subsidiary
Consolidated Balance Sheets
As at January 31, 2005 and 2004
(in thousands of U.S. dollars, except per share amounts)

	2005	2004
Assets
Current assets:
Cash and cash equivalents	$3,520	$1,453
Restricted cash	437	432
Short term investments	218	211
Accounts receivable, net	1,523	1,525
Inventories, net	1,408	1,335
Prepaid expenses	161	148
Income taxes receivable	28	271
Deferred income tax asset	40	31

Total current assets	7,335	5,406
Property, plant and equipment, net	15,846	10,348
Intangible assets, net	8	39
Other assets, net	288	150

Total assets	$23,477	$15,943

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,861	$1,976
Related party payable	5	4
Current portion of long-term debt	329	142

Total current liabilities	2,195	2,122
Deferred income tax liability	673	384
Long-term debt	7,263	2,934

Total liabilities	10,131	5,440

Stockholders’ equity:
Common stock, no par value — 100,000,000 shares authorized, 6,251,838 and 5,773,970 issued and outstanding at January 31, 2005 and 2004, respectively	8,154	7,256
Additional paid in capital	644	489
Retained earnings	4,548	2,758

Total stockholders’ equity	13,346	10,503

Total liabilities and stockholders’ equity	$23,477	$15,943

The accompanying notes are an integral part of these consolidated financial statements.

International Absorbents, Inc. and Subsidiary
Consolidated Statements of Earnings
For the years ended January 31, 2005 and 2004
(in thousands of U.S. dollars, except earnings per share amounts)

	2005	2004
Sales, net	$22,163	$19,618
Cost of goods sold	13,716	12,162

Gross Profit	8,447	7,456

Selling, general and administrative expenses	5,691	5,187

Income from operations	2,756	2,269
Interest expense	(173)	(92)
Interest income	75	43

Income before provision for income taxes	2,658	2,220

Income tax provision	(868)	(785)

Net income	$1,790	$1,435

Basic earnings per share	$.30	$.25
Fully diluted earnings per share	$.29	$.24

Weighted average number of shares outstanding (in thousands)
Basic	5,973	5,710
Diluted	6,255	5,983

The accompanying notes are an integral part of these consolidated financial statements.

International Absorbents Inc. and Subsidiary
Consolidated Statement of Stockholders’ Equity
For the years ended January 31, 2005 and 2004
(in thousands of U.S. dollars)

					Total
			Additional		Stock-
	Common		Paid in	Retained	Holders'
	Shares	Amount	Capital	Earnings	Equity
Balance as of January 31, 2003	5,667	$7,052	$444	$1,323	$8,819
Exercise of stock options	85	154	—	—	154
Exercise of warrants	22	50	—	—	50
Stock based compensation	—	—	10	—	10
Tax benefit from exercise of stock options	—	—	35	—	35
Net income	—	—	—	1,435	1,435

Balance as of January 31, 2004	5,774	7,256	489	2,758	10,503
Exercise of stock options	456	848	—	—	848
Exercise of warrants	22	50	—	—	50
Stock based compensation	—	—	38	—	38
Tax benefit from exercise of stock options	—	—	117	—	117
Net income	—	—	—	1,790	1,790

Balance as of January 31, 2005	6,252	$8,154	$644	$4,548	$13,346

The accompanying notes are an integral part of these consolidated financial statements.

International Absorbents Inc. and Subsidiary
Consolidated Statement of Cash Flows
For the years ended January 31, 2005 and 2004
(in thousands of U.S. dollars, except per share amounts)

	2005	2004
Cash flows from operating activities
Net income	$1,790	$1,435
Adjustments to reconcile net income to net cash used for operating activities
Depreciation and amortization	792	430
Stock-based compensation	38	10
Tax benefit from exercise of stock options	117	35
Deferred taxes	280	464
Changes in operating assets and liabilities
Accounts receivable	2	(36)
Inventory	(73)	(293)
Prepaid expenses	(13)	3
Accounts payable and accrued liabilities	516	20
Income taxes receivable/payable	243	(299)
Due to related party	1	(1)
Interest receivable from related party	—	1

Net cash flows from operating activities	3,693	1,769

Cash flows from investing activities
Purchase of short-term investments	(433)	(420)
Proceeds from short-term investments	426	416
Purchase of property, plant and equipment	(7,139)	(6,110)
Proceeds from sale of property, plant and equipment	267	—
Purchase of other assets	(156)	(126)
Proceeds from related party	—	25
Investment in restricted cash	(4,900)	(2,910)
Proceeds from restricted cash	4,895	2,478

Net cash flows from investing activities	(7,040)	(6,647)

Cash flows from financing activities
Proceeds from long-term debt	6,728	3,171
Repayment of long-term debt	(2,212)	(95)
Proceeds from exercise of stock options	848	154
Proceeds from exercise of common stock warrants	50	50

Net cash flows from financing activities	5,414	3,280

Net change in cash	2,067	(1,598)
Cash and cash equivalents, beginning of period	1,453	3,051

Cash and cash equivalents, end of period	$3,520	$1,453

Cash paid for interest	$215	$138

Cash paid for income taxes	$150	$592

Non-cash investing activities
Increase in property, plant and equipment and accounts payable for purchase of plant and equipment	$30	$661

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
International Absorbents Inc. and Subsidiary
(in thousands of U.S. dollars, except per share amounts)

1	Operations

International Absorbents Inc. (“IAX”) is a Canadian company operating in the States of Washington and Georgia, U.S.A. through its wholly-owned subsidiary, Absorption Corp (“Absorption,” and collectively with IAX, the “Company”).

The Company operates two segments and is engaged in the development and sale of value added products made from waste short fiber pulp (“SFP”) utilizing proprietary technology. The Company markets and sells animal and pet bedding products that are sold in consumer retail and commercial bedding markets. In addition, the Company markets and sells SFP-based products used for general industrial spill cleanup, marine oil-cleanup, and oil/water filtration, and has recently began manufacturing hydro mulch products. The Company has established distribution primarily in North America.

2	Significant accounting policies

Generally accepted accounting principles

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

Basis of presentation

The consolidated financial statements include the accounts of IAX and its wholly-owned subsidiary, Absorption, a Nevada company doing business in the states of Washington and Georgia. All significant intercompany transactions are eliminated in consolidation.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company typically offers credit terms to its customers without collateral. Finance charges of 1.5% per month are assessed when a customer receivable balance becomes 30 days passed due. The Company records accounts receivable at the face amount less an allowance for doubtful accounts and an allowance for finance charges. On a regular basis, the Company evaluates its accounts receivable and establishes these allowances based on a combination of specific customer circumstances, as well as credit conditions and the history of write-offs and collections. Where appropriate, the Company obtains credit rating reports and financial statements of the customer to initiate and modify their credit limits. The Company obtains credit insurance for certain accounts that qualify for coverage in order to minimize credit risk exposure. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. At January 31, 2005 and 2004, management considered all accounts receivable in excess of the allowances for doubtful accounts and finance charges to be fully collectible.

Inventories

Finished good inventories are valued at the lower of cost (determined on the first-in, first-out basis) or net realizable value. Cost includes direct materials, labor and overhead allocation. Raw materials and supplies are valued at the lower of cost (determined on the first-in, first-out basis) or net realizable value.

Property, plant and equipment

Property, plant and equipment assets are recorded at cost. The Company’s buildings and equipment are located on owned and leased land. Buildings are depreciated on a straight line basis over a period of 40 years. Leasehold improvements are depreciated on a straight line basis over the life of the lease agreement for property located on leased land. Most of the Company’s equipment is depreciated over its estimated useful life using a 15% declining balance method, with the remainder depreciated using a straight line method over 5 years.

Revenue recognition

Revenue from the sale of products is recognized at the time title passes to the purchaser, which is generally when the goods are conveyed to a carrier. Sales incentives are recorded as a reduction of sales, the recognition of which is determined in accordance with the provisions of Emerging Issues Task Force (“EITF”) 01-09 “Accounting for Consideration Given by a Vendor to a Customer.”

Shipping and Handling Costs

Shipping and handling costs are accounted for under EITF No. 00-10: Accounting for Shipping and Handling Fees and Costs. Revenues generated from shipping and handling costs charged to customers are included in sales and were $462,000 and $465,000 in fiscal years 2005 and 2004, respectively. Shipping and handling costs for outbound and inbound shipping charges are included in cost of goods sold and were $2,395,000 and $2,165,000 in fiscal years 2005 and 2004, respectively.

Foreign currency translation

The Company’s reporting currency is the United States dollar. The Company considers the United States dollar to be the functional currency in foreign jurisdictions. Accordingly, transactions denominated in foreign currencies are re-measured to United States dollars at exchange rates in effect at the date of the transaction. At each balance sheet date, accounts denominated in foreign currencies are translated to United States dollars using current exchange rates. Gains and losses resulting from foreign currency transactions are not material and are included in the consolidated statement of earnings.

Advertising

The Company accounts for advertising expenses under Statement of Position (“SOP”) No. 93-7. Advertising costs are expensed when incurred and were $468,000 and $369,000 during fiscal years 2005 and 2004, respectively.

Research and development

The Company’s research and development costs are expensed in the period in which they are incurred. Research and development expenses were $85,000 and $30,000 during fiscal years 2005 and 2004, respectively.

Net earnings per share

Net earnings per share computations are in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” Basic net earnings per share is computed using the weighted average number of common shares outstanding. Diluted net earnings per share is computed using the weighted average number of common shares and potentially dilutive common share equivalents outstanding. Stock options and warrants that are anti-dilutive are not included in diluted net earnings per share.

Income taxes

The Company accounts for income taxes on the liability method. The liability method recognizes the amount of tax payable at the date of the financial statements as a result of all events that have been recognized in the financial statements, as measured by the provisions of currently enacted tax laws and rates. The accumulated tax effect of all temporary differences is presented as deferred federal income tax assets and liabilities within the balance sheets.

Stock-based employee compensation

SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of Financial Accounting Staff Board (“FASB”) Statement No. 123,” amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company accounts for stock-based employee and non-employee directors compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation,” and complies with the disclosure provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant, between the fair value of the Company’s common stock and the amount an employee and non-employee directors must pay to acquire the common stock. Compensation expense is recognized rateably over the option-vesting period.

Compensation expense recognized under APB No. 25 for the grant of options to employees and non-employee directors was $-0- during 2005 and 2004. Had the Company determined compensation costs based on fair value at the date of grant for its awards under the method prescribed by SFAS No. 123, the Company’s net income and earnings per share would be as follows:

	2005	2004
Net income	$1,790	$1,435
Stock based compensation recognized under APB No. 25, net of related tax effects	—	—
Compensation expense calculated in accordance with SFAS No.123, net of related tax effects	(438)	(285)

Pro forma net income	$1,352	$1,150

Basic earnings per share
As reported	$0.30	$0.25
Pro forma	$0.23	$0.20
Diluted earnings per share
As reported	$0.29	$0.24
Pro forma	$0.22	$0.19

The remaining compensation for fair value of stock options under the pro forma effect to be recognized over the remaining vesting period was $432,000 and $66,000 at January 31, 2005 and 2004, respectively.

The pro forma compensation expense reflected above has been estimated using the Black-Scholes option-pricing model. Assumptions used in the pricing model included the following:

	2005	2004
a) risk free interest rate	2.46%	2.00%

b) expected volatility	109.35%	103.50%

c) expected dividend yield	0.00%	0.00%

d) estimated average life (in years)	5.34	3.00

Other stock based compensation

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees and non-employee directors in accordance with SFAS No. 123 and the conclusions reached by the EITF in Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services” (“EITF 96-18”). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18. Stock based compensation recognized under SFAS No. 123 and EITF 96-18 was $38,000 and $10,000 during 2005 and 2004, respectively.

Comprehensive income

The Company has adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in consolidated financial statements. The Statement requires only additional disclosures in the financial statements and it does not affect the Company’s financial position or results of operations. The Company has no material components of other comprehensive income or accumulated other comprehensive income.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for doubtful accounts and finance charges, deferred income taxes valuation allowance, accrual for self-insured medical insurance plan, and sales incentives.

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

Intangible assets

At the beginning of fiscal year 2003, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under the provisions of SFAS 142, if an intangible asset is determined to have indefinite useful life, it will not be amortized until its useful life is determined no longer to be indefinite. An intangible asset that is not subject to amortization shall be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Other Assets

Other assets include deferred financing fees, which represent costs incurred in connection with long-term debt (see Note 9). As of January 31, 2005 and 2004, the deferred financing fees were $288,000 and $150,000, respectively, which are net of accumulated amortization of $25,000 and $6,000, respectively. Amortization expense was $19,000 and $6,000 for the years ended January 31, 2005 and 2004, respectively. The Company is amortizing into interest expense the deferred financing fees on a straight line basis that approximates the interest method over the term of the related debt.

Comparative amounts

Certain amounts from the previous year have been reclassified to conform with the current year’s presentation. There was no effect on previously recorded net income or working capital.

New pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment.” This Statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes ABP Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally would require instead that such transactions be accounted for using a fair-value-based method. The Company is currently evaluating SFAS No. 123R to determine which fair-value-based model and transitional provision it will follow upon adoption. SFAS No. 123R will be effective for the Company beginning in its third quarter of fiscal 2006. Although the Company will continue to evaluate the application of SFAS No. 123R, management expects its adoption to have a material impact on the Company’s results of operations in the amount of $24,000 and $23,000 that would be recognized in the third and fourth quarter of fiscal year 2006, respectively in accordance with this new standard.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provision in SFAS No. 153 are effective for nonmonetary asset exchanges incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect, if any, of adopting SFAS No. 153.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which amends ARB Opinion No. 43, Chapter 4, “Inventory Pricing.” SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) to be expensed as incurred and not included in overhead. Further, SFAS No. 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS No. 151 are effective for inventory cost incurred during fiscal years beginning after June 15, 2005. The Company’s current accounting policies are consistent with the accounting practices addressed under SFAS No. 151.

In October 2004, the FASB issued Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). FSP 109-2 provides guidance under SFAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. As of January 31, 2005, the Company believes the repatriation provisions of the Jobs Act will not have a material effect on its results of operations or financial position.

3.	Balance sheet components

	2005	2004
Short-term investments
Certificates of deposit	$218	$211

Accounts receivable
Trade	1,550	1,545
Allowance for finance charges	(2)	(7)
Allowance for doubtful accounts	(25)	(13)

	$1,523	$1,525

Inventories
Raw materials	$831	$498
Finished goods	$577	$837

	$1,408	$1,335

Accounts Payable and accrued liabilities
Accounts payable
Trade	993	693
Equipment and other	30	687
Accrued Liabilities
Payroll	263	156
Other	$575	$440

	$1,861	$1,976

4.	Property, Plant and Equipment

	2005	2004
Property, plant and equipment
Land	$1,547	$1,547
Buildings	8,420	4,736
Leashold improvements	629	629
Equipment	8,470	4,616
Construction in progress	—	1,297

	$19,066	$12,825
Less: Accumulated depreciation	(3,220)	(2,477)

	$15,846	$10,348

Depreciation expense for the fiscal years ended January 31, 2005 and 2004 was $743,000 and $394,000, respectively.

On August 20, 2003, the Company purchased approximately fifteen acres of real property with an existing 41,000 square foot steel warehouse building, in Jesup, Georgia for $140,000. During the fiscal year 2005, the Company completed construction of a new production facility on this property. The Company received $4,900,000 bond financing from Wayne County Industrial Development Authority in the state of Georgia. These funds were placed in an escrow account during construction of the facilities. Funds were drawn on the account as construction took place. The escrow account balance (restricted cash) at January 31, 2005 was $437,000.

During the fiscal year 2004, the Company completed the construction of a new facility to house production lines and corporate offices located in Whatcom County, Washington. The Company received $2,910,000 bond financing from GE Capital. These funds were placed in an escrow account during construction of facilities in Whatcom County, Washington. Funds were drawn on the account as construction took place. The escrow account balance (restricted cash) at January 31, 2004 was $432,000; these funds were released when the final occupancy permit was issued from Whatcom County.

The Company incurred interest costs of $223,000 and $138,000 during the fiscal years 2005 and 2004, respectively, of which $50,000 and $46,000 was capitalized as part of constructing the new facilities during fiscal years 2005 and 2004, respectively.

5.	Intangible assets

Intangible assets consist of patents, trademarks and designs. Upon adoption of SFAS 142, the Company reassessed the useful lives of intangible assets and determined the useful lives are appropriate in determining amortization expense. The balance of intangible assets as of January 31 was as follows:

	2005	2004
Patents, trademarks, and designs	$137	$137
Less accumulated amortization	(129)	(98)

	$8	$39

Amortization expense for intangible assets and other assets for the fiscal years ended January 31, 2005 and 2004 was $31,000 and $36,000, respectively.

Estimated remaining amortization expense for intangible assets as of January 31, is as follows:

2006	$8

$8

6.	Fair value of financial instruments

The fair value of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, a loan to an officer of the Company, accounts payable, and accrued liabilities, and amounts due to related parties approximate their carrying value due to the relatively short-term maturities of these instruments.

The fair value of the Company’s debt at January 31, 2005 approximates the carrying value. The fair value is based on management’s estimate of current rates available to the Company for similar debt with the same remaining maturity.

7.	Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, short-term investments and trade accounts receivable. Receivables arising from sales to customers are generally not significant individually and are not collateralized; as a result, management continually monitors the financial condition of its customers to reduce the risk of loss. The Company had two customers who individually exceeded 10% of sales, who accounted for 30% and 28% of total trade accounts receivable at January 31, 2005 and 2004, respectively and who accounted for 43% and 40% of total sales during January 31, 2005 and 2004, respectively. The Company invests its cash and cash equivalents in high quality issuers. These cash balances may be insured by, The Federal Deposit Insurance Corporation, The Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation or through other private insurance purchased by the issuer. The Company, in the normal course of business, maintains cash balances in excess of these insurance limits. At January 31, 2005 and 2004, cash and cash equivalents of $3,631,000 and $1,553,000, respectively, in excess of insurance were invested with various local and national banks and brokerages.

8.	Operating line of credit

The Company’s short-term bank line of credit for up to $1,500,000, which was secured by the accounts receivable and inventory of Absorption, matured in January of 2005. The Company is currently negotiating a new line of credit.

9.	Long-term debt

	2005	2004
Tax-exempt bonds	$7,255	$2,355
Taxable bonds	337	460
Other term debt	—	261

Total debt	7,592	3,076
Less: current portion	(329)	(142)

Long-term debt	$7,263	$2,934

In March 2003, the Company completed a $2,910,000 bond financing, comprised of $2,355,000 as tax exempt and $555,000 as taxable. The bonds were issued through the Washington Economic Development Finance Authority in Washington State. The purchaser and holder of the bonds is GE Capital Public Finance. The tax exempt bonds have a fixed rate of 5.38% with a term of 190 months, maturing February 2019, and with interest-only payments for the first 52 months. The taxable bonds have a fixed rate of 5.53% a term of 52 months, with a maturity date of August 2007. The indebtedness underlying the bonds is secured by a mortgage on the real property, and a security interest in the equipment assets, located in Whatcom County, Washington. At January 31, 2005 and 2004, the balance outstanding was $2,355,000 and $2,355,000 on the tax-exempt and $337,000 and $460,000 on the taxable bonds, respectively.

On August 20, 2003, the Company entered into a loan agreement with Branch Banking & Trust Co. to borrow up to $4,691,500 to be used for the construction and equipping of the facility in Jesup, Georgia. The loan agreement allowed for up to 85% of the appraised value of property and plant to be borrowed and up to 80% of the value of equipment to be borrowed. The interest rate for the credit facility was the one-month LIBOR rate plus 2.25%. During September 2004, this loan was repaid in full from the proceeds of the tax-exempt bond financing discussed in the following paragraph.

In September of 2004, the Company completed a $4,900,000 tax-exempt bond financing. Of the total proceeds from the financing, $2,099,000 were used to pay off the loan held by Branch Banking &Trust Co., $98,000 was paid for costs of issuance and the remaining proceeds of $2,703,000 were placed in a trust account to be used to finish the construction of the new production facility located in Jesup, Georgia. The bonds were issued by Wayne County Industrial Development Authority in the state of Georgia. The bonds have a variable rate equal to Branch Banking & Trust Co.’s Variable Rate Demand Bond “VRDB” rate ( 1.97 % as of January 31, 2005) plus a letter of credit fee of 0.95%, a remarketing fee of 0.125% and a $2,000 annual trustee fee. The term of these bonds is seven years for the equipment portion and 15 years for the real estate portion. At January 31, 2005, $437,000 remained in the trust account.

The aggregate principal maturities on long-term debt for each of the twelve-month periods subsequent to January 31, 2005 are as follows:

Long-term
Debt
Fiscal Year ending January 31,:
2006	$329
2007	137
2008	146
2009	156
2010	165
Thereafter	6,659

$7,592

10.	Capital stock

Common Shares

Holders of Common Shares are entitled to one vote per share and to share equally in any dividends declared and in distributions on liquidation.

During fiscal years 2005 and 2004, 445,648 and 84,725 common stock options, respectively, were exercised for proceeds of $848,000 and $154,000, respectively. In addition, during fiscal years 2005 and 2004, warrants were exercised into 22,220 and 21,900 Common Shares for proceeds of $50,000 and $50,000, respectively.

Stock options

The Company’s 1993 Stock Option Plan for U.S. Participants and the 1993 Equity Incentive Stock Option Plan expired on May 19, 2003. On May 20, 2003, the 2003 Stock Option Plan — U.S. Participants (the “2003 U.S. Plan”) and the 2003 Equity Incentive Stock Option Plan (the “2003 Equity Plan” and, collectively with the 2003 U.S. Plan, the “2003 Stock Option Plans”) took effect. Effective as of June 8, 2004, the Company amended and restated the 2003 U.S. Plan and the 2003 Equity Plan into one plan, named the 2003 Omnibus Incentive Plan (the “2003 Omnibus Plan”). The reason for the amendment and restatement of the 2003 Stock Option Plans was to enable the Company to continue to issue stock options while also providing the Company with the flexibility to grant stock appreciation rights (including free-standing, tandem and limited stock appreciation rights), restricted or unrestricted share awards, phantom stock, performance awards, or any combination of the foregoing (collectively, “Awards”). The 2003 Omnibus Plan has the same number of Common Shares reserved for issuance and/or grant as was available under the 2003 Stock Option Plans (1,100,000 Common Shares).

The 2003 Omnibus Plan permits the granting of stock options (including nonqualified stock options and incentive stock options qualifying under Section 422 of the Code and for residents of Canada under the terms and conditions of the Income Tax Act of Canada), stock appreciation rights (including free-standing, tandem and limited stock appreciation rights), restricted or unrestricted share awards, phantom stock, performance awards, or any combination of the foregoing.

The exercise price of stock options under the 2003 Omnibus Plan will be at least equal to the fair market value of the Common Shares on the date of grant for each incentive stock option or an amount equal to no less than 85% for each non-qualified stock option, or the acceptable discount amount allowed under the defining securities laws. The exercise price of options granted under the 2003 Omnibus Plan must be paid in cash, property, qualifying services or under a qualifying deferred payment arrangement. In addition, subject to applicable law, the Company may make loans to individual grantees on such terms as may be approved by the Board of Directors for the purpose of financing the exercise of options granted under the 2003 Omnibus Plan and the payment of any taxes that may be due in respect of such exercise. The Compensation Committee will fix the term of each option, but no option under the 2003 Omnibus Plan will be exercisable more than ten years after the option is granted. Each option will be exercisable at such time or times as determined by the Compensation Committee, provided, however, that no stock option granted under the 2003 Omnibus Plan, or any portion thereof, to any grantee who is subject to Section 16 of the Exchange Act shall be exercisable prior to seven (7) months after the grant date of the option; and stock options, or any portion thereof, granted to grantees who are not subject to Section 16 of the Exchange Act shall not be exercisable prior to ninety (90) days after the grant date of the option. Upon a grantee’s termination of employment with the Company or its subsidiary (other than as a result of death), the 2003 Omnibus Plan provides for an expiration of any outstanding options expire immediately or within a period of 12 months or less, depending upon the cause of termination. No option shall be transferable by the option holder otherwise than by will or the laws of descent.

The following table summarizes activity under the 1993 Plans for the years ended January 31, 2005 and 2004:

	2005		2004
		Weighted		Weighted
		Average		Average
	Shares	Price	Shares	Price
Outstanding — beginning of year	619,088	$1.91	515,233	$1.80
Granted	—	—	205,600	2.10
Exercised	(445,648)	(1.81)	(84,725)	(1.81)
Repurchased, surrendered or expired	(10,750)	(2.04)	(17,020)	(2.03)

Outstanding — end of year	162,690	$2.10	619,088	$1.91

Vested	162,690	$2.10	530,268	$1.86

The following table summarizes activity under the 2003 Plans (and , subsequently the 2003 Omnibus Plan) for the years ended January 31, 2005 and 2004:

	2005		2004
		Weighted		Weighted
		Average		Average
	Shares	Price	Shares	Price
Outstanding — beginning of year	60,000	$3.60	—	$—
Granted	239,400	4.70	60,000	3.60
Exercised	(10,000)	3.59	—	—
Repurchased, surrendered or expired	(10,800)	4.70	—	—

Outstanding — end of year	278,600	$4.50	60,000	$3.60

Vested	90,500	$4.09	10,000	$3.63

The following table summarizes information about options outstanding at January 31, 2005:

		Weighted
	Number	average	Outstanding	Number	Exercisable
	outstanding at	remaining	weighted	exercisable at	weighted
	January 31,	contractual life	average	January 31,	average
Range of exercise prices	2005	(months)	exercise price	2005	exercise price
$2.10	162,690	13	$2.10	162,690	$2.10
3.59	40,000	20	3.59	40,000	3.59
3.63	10,000	17	3.63	10,000	3.63
4.70	228,600	48	4.70	40,500	4.70

$2.10 – 4.70	441,290	32	$3.62	253,190	$2.81

At January 31, 2005, the Company had 811,400 remaining Common Share available to be granted under the 2003 Omnibus Plan.

On September 30, 2004, Wall Street Consultants, Inc., one of the Company’s former consultants, exercised an option to purchase 97,833 Common Shares, at an average exercise price of $1.86 per Common Share for a total purchase price of $182,458. The Common Shares issued upon exercise of the option represent 1.6% the Company’s outstanding securities. This issuance was a private placement to a single investor and was exempt from registration pursuant to Section 4(2) of the Securities Act. There were outstanding options to purchase 11,000 Common Shares issued to individuals who are not employees or directors of the Company as of January 31, 2005.

Warrants

The following table summarizes the Company’s warrant activity for the years ended January 31, 2005 and 2004.

	Number of
	underlying	Exercise
	shares	prices
Outstanding — January 31, 2003	44,120	$2.25 to $2.29
Issued	—
Exercised	(21,900)	$2.27 to $2.29
Surrendered or expired	—	—

Outstanding — January 31, 2004	22,220	$2.25
Issued	—	—
Exercised	(22,220)	$2.25
Surrendered, expired, or repurchased	—	—

Outstanding — January 31, 2005	—

11.	Related party transactions

General and administrative expenses for 2005 and 2004 included $68,000 and $54,000, respectively, each year for office rent and related services which were incurred on a cost reimbursement basis from a corporation owned and controlled by an officer and director of the Company. At January 31, 2005 and 2004, $5,000 and $4,000, respectively, were owing to this related party.

During 2003, the Company loaned $25,000 to an officer of the Company. This note accumulated interest at the prime rate (as per the Bank of Montreal), non-compounding, commencing May 9, 2002. The note plus interest was repaid in full during the second quarter of fiscal 2004.

12.	Income taxes

The components of income before income taxes are as follows:

	2005	2004
U.S.	$2,856	$2,410
Canada	(198)	(190)

	$2,658	$2,220

The components of the provision for current income taxes consist of the following:

	2005	2004
U.S.	$586	$321
Canada	—	—

	$586	$321

The components of the provision for deferred income taxes consist of the following:

	2005	2004
U.S.	$282	$464
Canada	—	—

	$282	$464

The 2004 provision for income taxes reflects a benefit from the utilization of a U.S. net operating loss carryforward of $385,000.

The provision for income taxes differs from the amount computed by applying the statutory income tax rate to net income before taxes as follows:

	2005	2004
Income tax at statutory rate (Canada)	$946	$921
Difference in foreign tax rate	(43)	(181)
Permanent differences	(25)	(4)
Change in valuation allowance	(397)	(213)
Net operating losses expired	418	301
Other differences	(31)	(39)

	$868	$785

Deferred income taxes are provided for temporary differences. Deferred income tax assets and liabilities are comprised of the following:

	2005	2004
Deferred income tax assets
Net operating loss carryforward	$285	$635
Intangibles	24	22
Non-deductible liabilities and other	40	34
Foreign tax credit carryforward	18	—
Valuation allowance	(174)	(571)

	$193	$120

Deferred income tax liabilities
Unrealized gains	(156)	—
Property, plant and equipment	(671)	$(473)

	$(827)	$(473)

The Company has tax losses from prior years which are available to offset taxable income of future years. These tax losses expire as follows:

	Canadian operations
	Loss
Year incurred	carryforward	Expiry date
2000	$248	January 31, 2007
2001	254	January 31, 2008
2002	219	January 31, 2009
2003	1	January 31, 2010
2004	46	January 31, 2011
2005	32	January 31, 2012

	$800

The Company has recorded a valuation allowance against deferred tax assets which relates to uncertainties related to utilization of Canadian Net Operating Loss Carryforwards. The valuation allowance decreased by $397,000 and $213,000 during the years ended January 31, 2005 and 2004, respectively.

13.	Commitments and Contingencies

Operating Leases

The Company’s Bellingham, Washington plant is leased from the Port of Bellingham under a lease that expires in August 2005 for $1,468 per month. During the year ended January 31, 2005, the Company moved its corporate office, warehouse and a production facility from leased facilities to its newly completed facilities located in Whatcom County, Washington.

The Company has entered into various operating lease agreements for equipment that expire in 2006 to 2009. Rental expenses for the year ended January 31, 2005 and 2004 were $134,000 and $300,000, respectively. Minimum annual rental payments under noncancellable operating leases are approximately $80,000, $70,000, $65,000, and $24,000 for the years ending January 31, 2006, 2007, 2008, and 2009, respectively.

Manufacturing contract

During fiscal year 2003, Absorption Corp signed a manufacturing contract with Mat, Inc. The contract calls for the production of 21 tons of hydro mulch product over the three year life of the contract, with Mat, Inc. purchasing all of the product. The contract expires in January 2006.

Legal matters

On February 23, 2004, an arbitration demand was filed against Absorption seeking damages in the amount of approximately $1,000,000. This arbitration demand relates to a lawsuit that was filed on June 22, 1995 in the Boone Circuit Court of the Commonwealth of Kentucky against Absorption seeking damages in an immaterial amount. The lawsuit is captioned Wilder et.al. v. Absorption Corp., Civil Action No. 95-CI-547, and alleges breach of contract, fraud, violation of the Kentucky Unfair Trade Practices Act and other related claims. Absorption disputes the allegations of the arbitration demand and lawsuit and will vigorously defend against the actions, and, although the Company cannot predict the outcome of pending proceedings, the Company does not expect that any outcome in this matter is likely to have a material adverse effect on our financial condition. As of the filing of this Annual Report, there has been no change in the status of this legal proceeding since the prior year.

Except as described above and for ordinary routine litigation incidental to the Company’s business, there are no material legal proceedings pending to which the Company is a party, or of which any of the Company’s properties is the subject.

Self Insurance

Since January 2004, Absorption has been self-insured for medical insurance through a third party administrator. Claims exceeding $30,000 for any one individual or $250,000 for the group are covered under a stop loss insurance policy. As of January 31, 2005, the Company accrued $69,000 for the self-insured medical insurance.

14.	Segmented information

The Company is involved primarily in the development, manufacture, distribution and sale of absorbent products. Its assets are located and its operations are primarily conducted in the United States.

The Company defines its business segments primarily based upon the market in which its customers sell products, as well as how the Company internally manages its various business activities. The Company operates principally in two business segments: the animal care industry and the industrial/commercial industry. Management decisions on resource allocation and performance assessment are made currently based on these two identifiable segments. As a result, management has elected to combine what historically were the Company’s two smallest segments (industrial cleanup and hydro mulch) into one new segment, the industrial/commercial segment, effective during the third quarterly report in fiscal year 2005. Comparative amounts for prior periods have been similarly combined.

Management of the Company evaluates these segments based upon the operating income before depreciation and amortization generated by each segment. Depreciation, amortization, and interest expense are managed on a consolidated basis and as such are not allocated to individual segments. Certain segment information, including segment assets, asset expenditures and related depreciation expense, is not presented as all of the Company’s assets are commingled and are not available by segment. There are no inter-segment transactions or significant differences between segment accounting and corporate accounting basis.

Business segment data

	2005
	Animal	Industrial	Consolidated
	Care
Sales, net	$20,943	$1,220	$22,163
Operating cost and expenses	17,324	1,291	18,615

Operating income (loss) before depreciation	3,619	(71)	3,548
and amortization			(792)
Depreciation and amortization
Interest expense			(173)
Interest Income			75

Net income before taxes			$2,658

	2004
	Animal
	Care	Industrial	Consolidated
Sales, net	$18,184	$1,434	$19,618
Operating cost and expenses	15,412	1,507	16,919

Operating income (loss) before depreciation	2,772	(73)	2,699
and amortization			(430)
Depreciation and amortization
Interest expense			(92)
Interest Income			43

Net income before taxes			$2,220

Sales revenues by geographic areas are as follows:

	2005	2004
United States	$21,065	$18,751
Canada	585	353
Other countries	513	514

	$22,163	$19,618

Two customers from the Animal Care segment represent 10% or more of the Company’s sales.

	2005	2004
Customer A	$4,856	$4,424
Customer B	4,616	3,489

	$9,472	$7,913

15.	Earnings per share

	2005
	Net Income	Shares	Per share
	(numerator)	(denominator)	amount
Basic earnings per share
Net income available to stockholders	$1,790,000	5,973,000	$0.30
Effect of dilutive securities
Warrants to purchase common stock	—	198
Stock options to purchase common stock	—	281,901

Diluted earnings per shares
Net income available to stockholders	$1,790,000	6,255,099	$0.29

	2004
	Net Income	Shares	Per share
	(numerator)	(denominator)	amount
Basic earnings per share
Net income available to stockholders	$1,435,000	5,710,000	$0.25
Effect of dilutive securities
Warrants to purchase common stock	—	14,000
Stock options to purchase common stock	—	259,000

Diluted earnings per shares
Net income available to stockholders	$1,435,000	5,983,000	$0.24

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.	CONTROLS AND PROCEDURES

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

Except as discussed below, there has been no change in our internal control over financial reporting during the fiscal year 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As part of our preliminary assessment under criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), to comply with the Section 404 of Sarbanes

Oxley, management has identified certain internal control shortcomings relating to specific functions and procedures that management believes are not material weaknesses or reportable conditions.

We are committed to strengthening our internal control over financial reporting and are currently documenting and testing our internal controls and considering whether any improvements are necessary for maintaining an effective control environment at our company. The evaluation of our internal controls is being conducted under the direction of our senior management in consultation with independent third party consulting firms. In addition, our management is regularly discussing the results of our testing and any proposed improvements to our control environment with our audit committee. We expect to assess our controls and procedures on a regular basis and we may identify additional shortcomings in our system of internal controls that either individually or in the aggregate may represent a material weakness requiring additional remediation efforts. We will continue to work to improve our controls and procedures, and to educate and train our employees on our existing controls and procedures in connection with our efforts to maintain an effective controls infrastructure at our company. .

ITEM 8B.	OTHER INFORMATION

Any information required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal 2005 was so reported.

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information with respect to our officers and directors, including information relating to our audit committee and “audit committee financial expert,” see “Election of Directors” in our definitive Proxy Statement (“Proxy Statement”) for our Annual Meeting of Shareholders to be held June 9, 2005 (“Annual Meeting”), which information is incorporated herein by reference.

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

The exhibits listed on the Exhibit Index at page 46 are filed or incorporated by reference as part of this report.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information with respect to our principal accountant fees and services, see the section titled “Ratification of Independent Auditors” in our Proxy Statement, which information is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL ABSORBENTS INC.,
a British Columbia, Canada corporation

President and Chief Executive Officer

Dated: April 4, 2005

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

Signature	Title	Date

/s/ Gordon L. Ellis	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	April 4, 2005
Gordon L. Ellis

/s/ John J. Sutherland	Director	April 4, 2005
John J. Sutherland

/s/ Daniel J. Whittle	Director	April 4, 2005
Daniel J. Whittle

/s/ Lionel G. Dodd	Director	April 4, 2005
Lionel G. Dodd

/s/ Michael P. Bentley	Director	April 4, 2005
Michael P. Bentley

/s/ David H. Thompson	Chief Financial Officer	April 4, 2005
David H. Thompson	Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit 3.	Articles of Incorporation and By-laws
3.1[3]	Altered Memorandum of Company (Amended)
3.2[1]	Articles of the Company

Exhibit 10.	Material Contracts
10.1[1]	Lease for Bellingham, WA plant between Port of Bellingham and Absorption Corp dated October 8, 1985 (with modifications and renewals).
10.2[1]	Rental contracts between the Company, Absorption Corp, Canadian Absorption Corp and ABE (1980) Industries Inc. dated December 1, 1989.
10.3[1]	Office Services Agreement between the Company and ABE (1980) Industries Inc. dated November 10, 1988.
10.4[1]	Office Services Agreement between the Company and ABE (1980) Industries Inc. dated September 1, 1998.
10.5[2]	Manufacturing Agreement between Mat, Inc. and Absorption Corp dated January 15, 2002.
10.6[4]	Employment Agreement between the Company and David H. Thompson, CFO and Secretary dated February 1, 2002.
10.7[8]	Services Agreement between the Company and Doug Ellis, President of Absorption Corp dated May 1, 2003.
10.8[9]	Employment Agreement between the Company and Shawn Dooley, Vice President for Sales and Marketing of Absorption Corp. dated December 18, 2003.
10.9[5]	Tax Exempt Loan Agreement Among GE Capital Public Finance, Inc., as Lender, and Washington Economic Development Finance Authority, as Issuer, and Absorption Corp., as Borrower, dated as of March 1, 2003.
10.10[6]	Taxable Rate Loan Agreement Between GE Capital Public Finance, Inc., as Lender, and Absorption Corp, as Borrower, dated as of March 1, 2003
10.11[7]	The Commercial Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing made as of March 1, 2003, by the Grantor, Absorption Corp, to the Trustee, First American Title Insurance Company, as Trustee for the benefit of the Beneficiary, GE Capital Public Finance, Inc.
10.12[10]	1993 Stock Option Plan — U.S. Participants, as amended and 1993 Equity Stock Option Plan, as amended
10.13[11]	2003 Omnibus Incentive Plan
10.14[12]	Wayne County Industrial Development Authority Tax-Exempt Industrial Development Revenue Bonds (Absorption Corp Project), Series 2004 dated September 2, 2004.
10.15[12]	Letter of Credit and Reimbursement Agreement between Absorption Corp and Branch Banking and Trust Company dated September 1, 2004.
10.16[12]	BB&T Security Agreement dated September 1, 2004 between Absorption Corp and Branch Banking and Trust Company.
10.17[12]	BB&T Guaranty Agreement between Branch Banking and Trust Company and International Absorbents Inc. dated September 1, 2004.
10.18[12]	Lease Agreement dated as September 1, 2004 by and between Wayne County Industrial Development Authority and Absorption Corp.
10.19[13]	Employment Agreement between Absorption Corp and Douglas Ellis, Chief Operations Officer for the Company.

Exhibit 11.	Statement Regarding Computation of Per Share Earnings
11.1	Basic earnings per share are computed by dividing earnings available to common shareholders, by the weighted average number of common shares outstanding during the year. Diluted earnings per share are computed after giving effect to the exercise of all dilutive outstanding options and warrants. The table in note 15 of the Notes to Consolidated Financial Statements reconciles the denominators used in computing basic and diluted earnings per share.

Exhibit 21.	Subsidiaries of the Registrant
21.1[13]	List of Subsidiaries of the Company.

Exhibit 23.	Consent of Experts and Counsel
23.1[13]	Consent of Moss Adams, LLP

Exhibit 24.	Power of Attorney
24.1	The power of attorney can be located on the signature page of this Form 10-KSB.

Exhibit 31.	Rule 13a-14(a)/15d-14(a) Certifications
31.1[13]	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14.
31.2[13]	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14.

Exhibit 32.	Section 1350 Certifications
32.1[13]	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2[13]	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[1]	Incorporated by reference to Exhibit 3.2 filed with the Company’s Registration Statement on Form F-1 (No. 33-45919) as amended.

[2]	Incorporated by reference to Exhibit 10.5 filed with the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2002.

[3]	Incorporated by reference to Exhibit 3.1 filed with the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2003.

[4]	Incorporated by reference to Exhibit 10.6 filed with the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2003.

[5]	Incorporated by reference to Exhibit 10.7 filed with the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2003.

[6]	Incorporated by reference to Exhibit 10.8 filed with the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2003.

[7]	Incorporated by reference to Exhibit 10.9 filed with the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2003.

[8]	Incorporated by reference to Exhibit 10.7 filed with the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2004.

[9]	Incorporated by reference to Exhibit 10.8 filed with the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2004.

[10]	Incorporated by reference to Exhibits 99.1 and 99.2 to the Company’s Registration Statement on Form S-8 filed on April 16, 2004.

[11]	Incorporated by reference to Exhibit 99.1 to Amendment No. 1 to Company’s Registration Statement on Form S-8 filed on September 21, 2004.

[12]	Incorporated by reference to the Exhibit of the same number filed with the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2004.

[13]	Filed herewith.