Form 10-Q
period 2005-04-30
INTERNATIONAL ABSORBENTS INC
filed 2005-06-10
CIK 813634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

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

Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class Common Shares, no par value	No. of Shares as of June 3, 2005 6,256,888

ITEM 1     FINANCIAL STATEMENTS

INTERNATIONAL ABSORBENTS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(US dollars, in thousands)

	As at	As at
	April 30,	January 31,
	2005	2005
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$2,583	$3,520
Restricted cash	439	437
Short term investments	219	218
Accounts receivable, net	1,955	1,523
Inventories	2,063	1,408
Prepaid expenses	238	161
Income tax receivable	—	28
Deferred income tax asset	40	40

Total current assets	7,537	7,335

Property, plant and equipment, net	15,942	15,846
Intangible assets, net	4	8
Other assets, net	281	288

Total assets	$23,764	$23,477

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$1,966	$1,861
Related party payable	6	5
Income tax payable	20	—
Current portion of long-term debt	331	329

Total current liabilities	2,323	2,195
Deferred income tax liability	685	673
Long-term debt	7,229	7,263

Total liabilities	10,237	10,131

Stockholders’ equity:

Common stock, no par value; 100,000,000 shares authorized, 6,256,888 and 6,251,838 issued and outstanding at April 30, 2005 and January 31, 2005, respectively	8,165	8,154
Additional paid in capital	648	644

Retained earnings	4,714	4,548

Total stockholders’ equity	13,527	13,346

Total liabilities and stockholders’ equity	$23,764	$23,477

INTERNATIONAL ABSORBENTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(US dollars, in thousands, except for per share amounts)

	Three Months Ended
	April 30,	April 30,
	2005	2004
	(unaudited)	(unaudited)
Sales, net	$5,892	$5,501
Cost of goods sold	3,933	3,156

	1,959	2,345

Selling, general and administrative expenses	1,671	1,363

Income from operations	288	982
Interest expense	(78)	(38)
Interest income	16	3

Income before provision for income tax	226	947

Income tax provision	(60)	(345)

Net income	$166	$602

Basic earnings per share	$.03	$.10
Fully diluted earnings per share	$.03	$.10

Weighted average number of shares outstanding (in thousands)
Basic	6,254	5,802
Diluted	6,360	6,146

INTERNATIONAL ABSORBENTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(US dollars, in thousands)

	Three Months Ended
	April 30,	April 30,
	2005	2004
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$166	$602
Adjustments to reconcile net income to net cash used for operating activities
Depreciation and amortization	312	158
Stock-based compensation	4	(22)
Tax benefit from exercise of stock options	—	35
Deferred tax	12	70
Changes in operating assets and liabilities
Accounts receivable	(432)	(389)
Inventory	(655)	(75)
Prepaid expenses	(77)	(55)
Accounts payable and accrued liabilities	72	244
Income tax receivable/payable	48	265
Due to related party	1	8

Net cash flows from operating activities	(549)	841

Cash flows from investing activities
Purchase of short-term investments	(108)	(109)
Proceeds from short-term investments	107	105
Purchase of property, plant and equipment	(364)	(2,048)
Investment in restricted cash	(2)	—
Proceeds from restricted cash	—	432

Net cash flows from investing activities	(367)	(1,620)

Cash flows from financing activities
Proceeds from long-term debt	—	1,011
Repayment of long-term debt	(32)	(30)
Proceeds from exercise of stock options	11	30
Proceeds from exercise of common stock warrants	—	50

Net cash flows from financing activities	(21)	1,061

Net change in cash	(937)	282
Cash and cash equivalents, beginning of period	3,520	1,453

Cash and cash equivalents, end of period	$2,583	$1,735

Cash paid for interest	$63	$44

Non-cash investing activities
Change in property, plant and equipment and accounts payable for purchase of plant and equipment	$(33)	$327

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(US dollars, in thousands, except where otherwise noted)

1.     Significant Accounting Policies

Basis of consolidation and presentation

The consolidated financial statements include the accounts of International Absorbents Inc. (the “Company”) and its wholly owned subsidiary Absorption Corp (“Absorption”), a Nevada corporation doing business in the states of Washington and Georgia.

These unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States and include the accounts of the Company and its wholly owned subsidiary. All significant inter-company transactions and balances have been eliminated upon consolidation. Our accompanying interim condensed consolidated financial statements do not include all notes normally included in our audited annual financial statements and 10-KSB, and therefore should be read in conjunction with our annual financial statements. The accompanying financial statements include all normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the Company’s financial position at April 30, 2005 and January 31, 2005, and its results of operations and statement of cash flows for the three months ended April 30, 2005 and 2004.

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

New Accounting Pronouncements:

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123R”). Under SFAS No. 123R, companies must calculate and record in the income statement the cost of equity instruments, such as stock options, awarded to employees for services received; pro forma disclosure will no longer be permitted. The cost of the equity instruments is to be measured based on fair value of the instruments on the date they are granted (with certain exceptions) and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments.

SFAS No. 123R provides two alternatives for adoption: (1) a “modified prospective” method in which compensation cost is recognized for all awards granted subsequent to the effective date of this statement as well as for the unvested portion of awards outstanding as of the effective date; or (2) a “modified retrospective” method which follows the approach in the “modified prospective” method, but also permits entities to restate prior periods to record compensation cost calculated under Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”) for the pro forma disclosure. The Company plans to adopt SFAS No. 123R using the modified retrospective method. Since the Company currently accounts for stock options granted to employees and shares issued under employee stock purchase plans in accordance with the intrinsic value method permitted under Accounting Principles Board (“APB”) No. 25, as described below, no compensation expense is recognized. On April 14, 2005, the Securities and Exchange Commission (the “SEC”) announced that it would delay the required implementation of SFAS No. 123R, allowing companies that are not small business issuers to adopt the Statement no later than the beginning of the first fiscal year beginning after June 15, 2005. The Company plans to adopt SFAS No. 123R as of February 1, 2006.

Stock-based employee compensation

SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123,” amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company accounts for stock-based employee and non-employee directors compensation arrangements in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and complies with the disclosure provisions of SFAS No. 123. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the fair value of the Company’s common stock and the amount the employees and non-employee directors must pay to acquire the common stock. Compensation expense is recognized ratably over the option-vesting period.

Compensation expense recognized under APB No. 25 for the grant of options to employees and non-employee directors was $-0- during the three months ended April 30, 2005 and 2004. Had the Company determined compensation costs based on fair value at the date of grant for its awards under the method prescribed by SFAS No. 123, the Company’s net income and earnings per share would be as follows:

	Three months ended
	April 30,	April 30,
	2005	2004
Net income	$166	$602
Stock based compensation recognized under APB No. 25, net of related tax effects	—	—
Compensation expense calculated in accordance with SFAS 123, net of related tax effects	(84)	(128)

Pro forma net income	$82	$474

Basic earnings per share
As reported	$0.03	$0.10
Pro forma	$0.01	$0.08

Diluted earnings per share
As reported	$0.03	$0.10
Pro forma	$0.01	$0.08

The pro forma compensation expense reflected above has been estimated using the Black-Scholes option-pricing model. Assumptions used in the pricing model included:

	2006	2005
a) risk free interest rate	3.70%	2.37%
b) expected volatility	126.1%	108.3%
c) expected dividend yield	0.00%	0.00%
d) estimated average life (in years)	7.00	4.40

Other stock based compensation

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees and non-employee directors in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force (“EITF”) in Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services” (“EITF 96-18”). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18. Stock based compensation recognized under SFAS No. 123 and EITF 96-18 was $4,000 and $5,000 during the three-month periods ended April 30, 2005 and 2004, respectively.

2.     Share Capital

Common Shares

	Shares	Capital
Common shares outstanding, January 31, 2005	6,252	$8,154
Common shares outstanding, April 30, 2005	6,257	$8,165

Options

Stock options outstanding at April 30, 2005 and January 31, 2005 were 530,940 and 441,290, respectively. During the three months ended April 30, 2005 the Company issued 100,000 options, 5,050 options were exercised and 5,300 options were forfeited.

3.     Segmented Information

The Company is involved primarily in the development, manufacture, distribution and sale of absorbent products. Its assets and operations are primarily conducted in the United States.

The Company defines its business segments based upon the market in which its customers sell products. The Company operates principally in two business segments: the animal care industry and the industrial/commercial industry. Management decisions on resource allocation and performance assessment are made based on these two identifiable segments. As a result, management has elected to combine what historically were the Company’s two smallest segments (industrial cleanup and hydro mulch) into one new segment, the industrial/commercial segment, effective during the third quarterly report in fiscal year 2005. Comparative amounts for prior periods have been similarly combined.

Management of the Company evaluates these segments based upon the operating income before depreciation and amortization generated by each segment. Depreciation, amortization and interest expense are managed on a consolidated basis and as such are not allocated to individual segments. Certain segment information, including segment assets, asset expenditures and related depreciation expense, is not presented as all of the Company’s assets are commingled and are not available by segment. There are no inter-segment transactions or significant differences between segment accounting and corporate accounting basis.

Business Segment Data — Three Months Ended April 30, 2005

	Animal
	Care	Industrial	Consolidated
Revenues	$5,548	$344	$5,892
Operating cost and expenses	4,880	374	5,254

Operating income (loss) before depreciation and amortization	668	(30)	638
Depreciation and amortization			(350)
Interest expense			(78)
Interest Income			16

Net income before taxes			$226

Business Segment Data — Three Months Ended April 30, 2004

	Animal
	Care	Industrial	Consolidated
Revenues	$5,160	$341	$5,501
Operating cost and expenses	3,978	383	4,361

Operating income (loss) before depreciation and amortization	1,182	(42)	1,140
Depreciation and amortization			(158)
Interest expense			(38)
Interest Income			3

Net income before taxes			$947

4.     Inventories components

	April 30,	January 31,
	2005	2005
Raw materials and supplies	$1,290	$831
Finished goods	773	577

	$2,063	$1,408

5.     Property, Plant and Equipment

	April 30,	January 31,
	2005	2005
Property, plant and equipment	$1,547	$1,547
Land Buildings	8,423	8,420
Leasehold improvements	629	629
Equipment	8,864	8,470

	$19,463	$19,066
Less: Accumulated depreciation	(3,521)	(3,220)

	$15,942	$15,846

During the three months ended April 30, 2005, we incurred interest costs of $44,000, of which $6,000 was capitalized as part of the new facility located in Jesup, Georgia and $38,000 was interest expense.

In April 2005, the Company purchased new enterprise resource planning (“ERP”) software from Ross Systems for $186,000.

6.     Long-term debt

In March 2003, the Company completed a $2,910,000 bond financing, comprised of $2,355,000 as tax exempt and $555,000 as taxable. The bonds were issued through the Washington Economic Development Finance Authority in Washington State. The purchaser and holder of the bonds is GE Capital Public Finance. The tax exempt bonds have a fixed rate of 5.38% with a term of 190 months, maturing February 2019, and with interest-only payments for the first 52 months. The taxable bonds have a fixed rate of 5.53%, with a term of 52 months, maturing August 2007. The indebtedness underlying the bonds is secured by a mortgage on the real property, and a security interest in the equipment assets, located in Whatcom County, Washington. At April 30, 2005, the balance outstanding was $2,355,000 on the tax-exempt and $305,000 on the taxable bonds, respectively.

On August 20, 2003, the Company entered into a loan agreement with Branch Banking & Trust Co. to borrow up to $4,691,500 to be used for the construction and equipping of the facility in Jesup, Georgia. The loan agreement allowed for up to 85% of the appraised value of property and plant to be borrowed and up to 80% of the value of equipment to be borrowed. The interest rate for the credit facility was the one-month London Interbank Offered Rate (“LIBOR”) rate plus 2.25%. During September 2004, this loan was repaid in full from the proceeds of the tax-exempt bond financing discussed in the following paragraph.

In September of 2004, the Company completed a $4,900,000 tax-exempt bond financing. Of the total proceeds from the financing, $2,099,000 were used to pay off the loan held by Branch Banking &Trust Co., $98,000 was paid for costs of issuance and the remaining proceeds of $2,703,000 were placed in a trust account to be used to finish the construction of the new production facility located in Jesup, Georgia. The bonds were issued by Wayne County Industrial Development Authority in the State of Georgia. The bonds have a variable rate equal to Branch Banking & Trust Co.’s Variable Rate Demand Bond “VRDB” rate ( 3.12 % as of April 28, 2005) plus a letter of credit fee of 0.95%, a remarketing fee of 0.125% and a $2,000 annual trustee fee. The term of these bonds is seven years for the equipment portion and 15 years for the real estate portion. At April 30, 2005, $437,000 remained in the trust account, and the debt outstanding was $4,900,000.

7.     Earnings per share

	April 30, 2005
	Net Income	Shares	Per share
	(numerator)	(denominator)	amount
Basic earnings per share
Net income available to stockholders	$166,000	6,253,598	$0.03
Effect of dilutive securities
Stock options to purchase common stock	—	106,744

Diluted earnings per shares
Net income available to stockholders	$166,000	6,360,342	$0.03

	April 30, 2004
	Net Income	Shares	Per share
	(numerator	(denominator)	amount
Basic earnings per share
Net income available to stockholders	$602,000	5,802,426	$0.10
Effect of dilutive securities
Warrants to purchase common stock	—	690
Stock options to purchase common stock	—	342,682

Diluted earnings per shares
Net income available to stockholders	$602,000	6,145,798	$0.10

8.     Subsequent events

On May 3, 2005 Absorption renewed the lease agreement with the Port of Bellingham, which extended the lease on our Bellingham production facility until August of 2007.

On May 23, 2005, Absorption renewed a bank line of credit by entering into an agreement with Branch Banking & Trust Co. for up to $2,000,000, which is secured by accounts receivable and inventory of Absorption. Interest is payable on funds advanced at the LIBOR rate plus 2.5%. The line of credit matures on May 23, 2007.

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

Overview

International Absorbents is the parent company of its wholly-owned U.S. subsidiary Absorption. International Absorbents is a holding company and Absorption is its operating entity. Management divides the activities of the operating company into two segments: the animal care industry and the industrial/commercial industry. We manufacture, distribute and sell this spectrum of products to both distributors and direct buying retailers.

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

During the second and third quarters of fiscal year 2006 we intend to introduce two new products to the animal care market: Healthy Pet Cat Litter and CareFresh Colors. Healthy Pet Cat Litter is a line of cat litters and our distributors will be offered a selection of five cat litters designed to be displayed together in one section of shelf space. They are all made of natural products in keeping with our corporate philosophy. CareFRESH® Colors is a colored bedding offering designed to fit into our product line as a step up from CareFRESH® Ultra, our white small animal bedding offering.

Even though we are currently experiencing significant infrastructure-related costs, we believe our progress with the sales of new product lines will continue to move us toward developing more diversified sources of income, which we anticipate will help reduce the risks associated with a substantial reliance on sales from a significant product.

RESULTS OF OPERATIONS

The following table illustrates our financial results for the first quarter of fiscal year 2006 as compared to the first quarter of fiscal year 2005 (U.S. dollars in thousands):

	April 30	Percent	April 30	Percent	Percentage
	2005	of Sales	2004	of Sales	Change
Sales	5,892	100%	5,501	100%	7%
Cost of Goods Sold	3,933	67%	3,156	57%	25%

Gross Profit	1,959	33%	2,345	43%	-16%

Selling, administrative, & general expenses	1,671	28%	1,363	25%	23%

Income from operations	288	5%	982	18%	-71%

Interest Income	16	0%	3	0%	433%
Interest Expense	(78)	-1%	(38)	-1%	105%

Income before provision for income tax	226	4%	947	17%	-76%

Income tax	(60)	-1%	(345)	-6%	-83%

Net Income	166	3%	602	11%	-72%

Revenues

Our sales grew from $5,501,000 in the first quarter of fiscal year 2005 to $5,892,000 in the first quarter of the current fiscal year, representing an increase of 7%. Our core product, CareFRESH®, continues to gain market share in the pet specialty market channel. Our strategy of diversification also showed some success with the continued growth of pet products such as CareFRESH® Ultra™ and Critter Care™, due to increased shelf facings and a reduction in the price of CareFRESH® Ultra™. Our strategy in regard to our industrial line of products has remained the same, which is to effectively service existing customers while focusing growth on consumer products. Consequently, industrial sales remained flat during the first quarter of fiscal year 2006 as compared to the same period in fiscal year 2005.

During fiscal year 2006, sales of CareFRESH® are expected to continue to grow at or slightly below the rate at which they grew during fiscal year 2005. Although we anticipate that CareFRESH® will continue to represent the majority of our sales through the 2006 fiscal year, we do not expect significant growth in sales of CareFRESH® because we have now reached significant levels of distribution throughout the United States. We expect that most of the growth of our small animal bedding products will occur chiefly as a result of line extensions like CareFRESH Ultra™. We see growth opportunities for these bedding products in the mass merchandiser and grocery market channels. Our products are selling well in these channels and are becoming more accepted by the consumer. We also expect revenue growth from our lines of cat litter, but believe that the growth rate will be tempered by our roll-out strategy. In fiscal year 2006, we expect overall annual sales to grow 10% to 15% over our fiscal year 2005 sales levels, although we did not achieve that rate in the first quarter of 2006.

Gross Profit

Our Jesup, Georgia production facility continued to make progress during the first quarter of fiscal year 2006 at increasing its production rate and efficiencies. This facility is close to, but has not yet achieved, a break-even production rate, and thus it did not contribute to gross profits for the first quarter. This factor, along with increased utility rates, increased depreciation, and increased fuel surcharges on freight, have reduced our gross profit margin for the first quarter of fiscal year 2006 as compared to the same quarter in the previous year. These increased production costs, combined with increased promotional expenses, which reduced our net revenue, resulted in decreased gross margin (gross profit divided by sales) for the first quarter of fiscal year 2006, as compared to the same quarter in the prior fiscal year. Specifically, our gross margin decreased from 43% in the first quarter of fiscal year 2005 to 33% in the first quarter of fiscal year 2006, while gross profit decreased to $1,959,000 for the first quarter of fiscal year 2006 from $2,345,000 for the first quarter of fiscal year 2005.

We expect that during the balance of fiscal year 2006 our gross margin will improve above first quarter levels for a number of reasons. First, as production increases from our Jesup facility, we will be able to service more of our east coast customers from that facility and as a result reduce our transportation costs. Second, we expect to reduce the costs of some of the raw materials for the products we will be producing at our Jesup facility. Third, due to automation and design improvements at the Jesup facility relative to our Bellingham, Washington production facility, we expect that our new Jesup facility will be more cost efficient to operate once it has achieved our expected rate of production. We believe that these improved gross margins will not become evident until at least the second half of fiscal year 2006 due to commissioning costs for our Jesup facility which we incurred during the first quarter. We are also still studying whether to move our Bellingham production facility to our new Ferndale, Washington location. If the move occurs during fiscal year 2006, we would incur relocation and commissioning costs during the final quarter of fiscal year 2006, which could reduce our gross margins. Additional depreciation charges, resulting from our new production facilities, will also have a negative effect on our gross margin.

Selling, General and Administrative Expenses

During the first quarter of fiscal year 2006, our selling, general and administrative expenses increased to $1,671,000 as compared to $1,363,000 in the first quarter of fiscal year 2005. We continued to invest in sales and marketing activities to support the diversification aspect of our business plan. We have also grown to the point that our competition has taken notice of us and our products. As such, we have had to invest in marketing programs focused on protecting the growing market share of our core product. In addition, costs resulting from our compliance with recent SEC internal control requirements have started to have an impact on our general and administrative expenses. Moreover, we now have overhead expenses related to operating our Jesup facility, increased property taxes on both of our new facilities, and increased depreciation.

During the balance of fiscal year 2006, we intend to continue our marketing initiatives. We also intend to expand our sales staff to provide more regional exposure at the retail store level, which we believe will increase both retail placement of new products and sales velocity for all pet products. As such, we expect our sales and marketing costs to increase as we invest in our future growth.

General and administrative expenses (net of depreciation) are anticipated to continue to increase during fiscal year 2006 as we take steps to comply with the new regulatory requirements.

Interest Expense

Interest expense in the first quarter of fiscal year 2006 totaled $78,000 as compared to $38,000 in the first quarter of fiscal year 2005. This increase was due to interest charges for the debt facility for the Jesup plant that are no longer being capitalized, since construction is now complete. Fiscal year 2006 will be our first full year of interest expense resulting from the bonds for both our Washington facility and our Georgia facility. As a result, interest expense is expected to increase above levels previously incurred.

Income Tax

Absorption has, for its U.S. operations, fully utilized as of the second quarter of fiscal 2004 all of its U.S. tax net operating losses. During fiscal year 2005 and the first quarter of fiscal 2006, we also recorded a valuation allowance for International Absorbent’s Canadian income tax losses.

Net Income

Our net income for the quarter ended April 30, 2005 decreased to $166,000, as compared to $602,000 in the first quarter of fiscal year 2005, representing a 72% decrease. This decrease was the result of increased promotional expenses, increased depreciation, costs related to the commissioning of the Jesup production facility, increased energy and freight charges, increased marketing, and increased general and administrative expenses related to our compliance with new regulatory requirements. During the first quarter we continued to execute on the components of our business plan, including investments in capital infrastructure, sales and marketing programs, and cost management controls. We believe the results for the first quarter of fiscal year 2006 are within management’s expectations. We feel that implementation of the key components of our business plan has resulted in the continued increases in production rates which help us to service the increase in demand for our products and generate revenues. The increase in revenues has allowed us to continue to invest in sales and marketing activities and capital infrastructure and maintain profitability in the face of increased operating costs and administrative costs.

Once the commissioning of our Jesup, Georgia production facility is completed, we expect to begin to see an improved gross margin. This improvement is expected to come from reduced freight costs as a result of being closer to our customers and improved production efficiencies resulting from the facility’s new equipment, automation technology and reduced raw materials costs. We project that selling and administrative costs will continue to grow. We will continue to invest in future marketing programs to offset competitive pressures as necessary and anticipate additional administrative costs resulting from new regulatory requirements, both of which may lead to increased expenses and lower net income. The balance of fiscal year 2006 will also be the first full year that we will be paying interest on our long-term debt, which will adversely impact our net income. In addition, we anticipate that increased depreciation resulting from our investment in plant and equipment will negatively affect our fiscal year 2006 net income.

LIQUIDITY AND CAPITAL RESOURCES

We are currently completing the second phase of our three-phase capital expansion plan. This three-phase plan includes: the building of the new manufacturing and warehousing facility in Ferndale, Washington, which is now complete; the building of a new production facility in Jesup, Georgia, construction of which has now been completed and is now being commissioned; and the move of the Bellingham, Washington manufacturing facility to the Ferndale, Washington location. The final phase will occur only if our economic analysis concludes that it is optimal. The intent of this capital expansion plan is first, to protect our core business by reducing our production costs and decreasing the cost of shipping product to our customers, and second, to give us the ability to manufacture, warehouse and distribute a wider diversity of products.

The table below illustrates the effects this capital expansion plan has had on our financial statements (dollars in thousands of U.S. dollars):

	As of April 30,	As of January 31,
	2005	2005
Financial Condition
Total Assets	$23,764	$23,477
Total Liabilities	10,237	10,131
Total Equity	$13,527	$13,346

Debt/equity ratio	0.76	0.76
Assets/debt ratio	2.32	2.32

	As of April 30,	As of January 31,
	2005	2005
Working Capital
Current assets	$7,537	$7,335
Current liabilities	$2,323	$2,195

Current ratio	3.24	3.34

Cash Position
Cash, restricted cash & short term investments	$3,241	$4,175
Cash generated from operations	$(549)	$3,693	*
* for the entire year ended January 31, 2005

Financial Condition

During the first quarter of fiscal year 2006, our assets increased as we completed the capital infrastructure expansion for our facility in Jesup, Georgia, a portion of which was paid for through long-term debt and a portion through cash. Our total assets increased from $23,477,000 at January 31, 2005 to $23,764,000 at April 30, 2005. We also had an increase in total liabilities from $10,131,000 at January 31, 2005 to $10,237,000 at April 30, 2005 as a result of a slight increase in short-term accounts payable.

On September 2, 2004, Absorption entered into a Letter of Credit and Reimbursement Agreement with BB&T, pursuant to which we requested that (a) the Wayne County IDA issue $4,900,000 aggregate principal amount of Wayne County’s tax exempt bond pursuant to an indenture by and between BB&T, as trustee, and Wayne County and (b) BB&T issue to Absorption an irrevocable letter of credit naming the trustee as beneficiary in the amount of $4,900,000. Of the total proceeds from the financing, $2,099,000 were used to pay off our prior indebtedness to BB&T, $98,000 was paid for costs of issuance and the remaining proceeds of $2,703,000 were placed in a trust account to be used to finish the construction of our new production facility located in Jesup, Georgia. For the issued bond to receive tax exempt status, Wayne County IDA purchased Absorption’s real property in Jesup, Georgia from Absorption, and is leasing the real property back to Absorption at a lease rate equal to the bond payments, with the lease payments payable directly to BB&T. Upon repayment of the bonds in full, Wayne County IDA will transfer all right, title and interest in the real property and related production facility to Absorption for no additional consideration. While the bonds remain outstanding, as security for the indebtedness underlying the letter of credit, BB&T will hold a mortgage on the real property and a security interest in the equipment assets located on that property. The bond has a variable rate equal to BB&T’s Variable Rate Demand Bond “VRDB” rate (3.12% as of April 28, 2005), and Absorption is also required to pay an annual letter of credit fee equal to 0.95% of the initial amount of the letter of credit, an annual remarketing fee equal to 0.125% of the initial amount of the letter of credit and a $2,000 annual trustee fee. The term of the bond is 15 years, maturing on September 1, 2019, and the term of the letter of credit is seven years, maturing on September 2, 2011. The equipment portion of the bond is amortized over seven years and the real estate portion is amortized over 15 years. In addition, amounts owing under the letter of credit may be accelerated upon an event of default, including Absorption’s failure to pay any amount when due, or failure to perform any of its obligations or a breach of any of its representations or covenants under the agreement. In connection with this financing, International Absorbents agreed to unconditionally guarantee all of Absorption’s indebtedness to BB&T. At April 30, 2005, the balance outstanding was $4,900,000.

In March 2003, we completed a $2,910,000 bond financing, comprised of $2,355,000 as tax exempt and $555,000 as taxable. The bonds were issued through the Washington Economic Development Finance Authority in Washington State. The purchaser and holder of the bonds is GE Capital Public Finance. The tax exempt bonds have a fixed rate of 5.38%, with a term of 190 months, maturing February 2019, and with interest-only payments for the first 52 months. The taxable bonds have a fixed rate of 5.53%, with a term of 52 months, maturing August 2007. The indebtedness underlying the bonds is secured by a mortgage on the real property, and a security interest in the equipment assets, located in Whatcom County, Washington. At April 30, 2005, the balance outstanding was $2,355,000 on the tax-exempt and $306,000 on the taxable bonds, respectively.

Working Capital

During the first quarter of fiscal year 2006, our working capital position remained relatively flat. Current assets increased from $7,335,000 at the end of fiscal year 2005 to $7,537,000 at the end of the first quarter of fiscal year 2006. The majority of the increase in current assets occurred primarily because of increases in accounts receivable and inventory. The accounts receivable increase resulted from higher sales, and the inventory increased as a result of inventory purchased for the second quarter roll-out of our new line of cat litter. Current liabilities increased slightly to $2,323,000 at April 30, 2005 as compared to $2,195,000 at the end of fiscal year 2005. These changes resulted in our current ratio (current assets divided by current liabilities) declining from 3.34 at the end of fiscal year 2005 to 3.24 at the end of the first quarter of fiscal year 2006.

Cash Position

We believe that our existing cash on hand, long-term debt and available line of credit currently provide us with enough cash to meet our existing needs for the foreseeable future. Cash, restricted cash, and short-term investments decreased during the first quarter of fiscal year 2006 from $4,175,000 at January 31, 2005 to $3,241,000 at April 30, 2005 primarily as a result of increases in accounts receivable and inventory as discussed above. We expect to maintain our strong cash position through fiscal year 2006. We will continue to closely monitor both current liabilities and current assets as they relate to the generation of cash, with an emphasis on maximizing potential sources of cash.

On May 3, 2005 Absorption renewed the lease agreement with the Port of Bellingham, which extended the lease on our Bellingham production facility until August of 2007.

On May 23, 2005, Absorption entered into a bank line of credit agreement with Branch Banking & Trust Co. for up to $2,000,000, which is secured by accounts receivable and inventory of Absorption. Interest is payable on funds advanced at the LIBOR rate plus 2.5%. The line of credit matures on May 23, 2007.

Cash Used in Operations

During the first quarter of the current fiscal year we did not generate cash from operations, primarily for two reasons. First, we had an increase of approximately $400,000 in accounts receivable during the final month of the first quarter. This increase was not accompanied by an increase in the age of our receivables; it was the result of an unusual sales cycle. Second, we increased inventory levels to support the launch of our new cat litter product line and to provide a base of materials for our Jesup manufacturing operations. If our sales continue to increase and we are able to continue to profitably produce our products, we should be able to once again generate cash from operating activities, although it cannot be assured that this will be the case.

Financing and Investing Activities

Cash used in financing activities during the first quarter of fiscal year 2006 was $21,000. This resulted from principal payments of $32,000 on long-term debt and cash received of $11,000 from the issuance of shares as a result of the exercise of stock options. Cash was used during the first quarter of fiscal year 2006 for investing activities that were a result of our capital expansion plan. Cash used in investing activities for the fiscal quarter was approximately $367,000. The majority of the cash was used to purchase equipment for both of our main production facilities.

On May 23, 2005, Absorption entered a bank line of credit agreement with Branch Banking & Trust Co. for up to $2,000,000, which is secured by accounts receivable and inventory of Absorption. Interest is payable on funds advanced at the LIBOR rate plus 2.5%. The line of credit matures on May 23, 2007.

The first phase of our production expansion plan was substantially completed during the third quarter of fiscal year 2004. This was the construction of our new west coast facility located in Ferndale, Washington. We had been operating in five separate long-term leased facilities in Whatcom County, Washington. This new facility, which was financed approximately half through debt and half through cash, has consolidated four of these leased facilities, resulting in what we anticipate to be an annual saving in cost of goods sold and general and administrative expenses of approximately $450,000 in lease payments. The consolidation of these facilities has also provided us with savings in other expenses caused by inefficient logistics.

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

By having production on the east coast, we will expect to have cost savings in excess of additional overhead expenses and interest on the debt facilities. We expect the cost savings to include reduced freight expense from shorter hauls to customers, lower production costs resulting from the production efficiencies of new technology and higher production rates, and lower labor costs per unit produced as a result of new automation. In addition, we believe that we will be better able to service our east coast customers and will have added long-term production security as a result of this diversification of manufacturing plants.

The third phase of our production expansion plan is to move the Bellingham, Washington production facility to the new Ferndale plant. We will undertake this move only if our economic analysis concludes that it is optimal.

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

Critical Accounting Policies

Introduction

In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States, judgments and estimates are made that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. We believe that the material estimates that are particularly susceptible to significant change relate to the determination of the allowance for doubtful accounts and finance charges, income taxes, including deferred income taxes and the related valuation allowance, accrual for self-insured medical insurance plans and sales incentives. As part of the financial reporting process, our management collaborates to determine the necessary information on which to base judgments and develop estimates used to prepare the financial statements. Historical experience and available information is used to make these judgments and estimates. However, different amounts could be reported using different assumptions and in light of different facts and circumstances. Therefore, actual amounts could differ from the estimates reflected in the financial statements.

In addition to the significant accounting policies described in Note 1 of our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we believe that the following discussion addresses our critical accounting policies.

Inventory

Finished goods inventory are valued at the lower of cost (determined on the first-in, first-out basis) or net realizable value. Cost includes direct materials, labor and overhead allocation. Raw materials and supplies are valued at the lower of cost (determined on the first-in, first-out basis) or net realizable value.

Accounts Receivable and Allowance for Doubtful Accounts

We typically offer credit terms to our customers without collateral. Finance charges of 1.5% per month are assessed when a customer receivable balance becomes 30 days past due. We record accounts receivable at the face amount less an allowance for doubtful accounts and an allowance for finance charges. On a regular basis, we evaluate our accounts receivable and establish these allowances based on a combination of specific customer circumstances, as well as credit conditions and the history of write-offs and collections. Where appropriate, we obtain credit rating reports and financial statements of the customer to initiate and modify their credit limits. We obtain credit insurance for certain accounts that qualify for coverage in order to minimize credit risk exposure. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. At April 30, 2005 and January 31, 2005, management considered accounts receivable in excess of the allowances for doubtful accounts and finance charges to be fully collectible.

Property, plant and equipment

Property, plant and equipment assets are recorded at cost. Our building and equipment are located on owned and leased land. Buildings are depreciated on a straight line basis over a period of 40 years. Leasehold improvements are depreciated on a straight line basis over the life of the lease agreement for property located on leased land. Most of our equipment is depreciated over its estimated useful life using a 15% declining balance method, the remainder is depreciated using a straight line method over five years.

Revenue recognition

Revenue from the sale of products is recognized at the time title passes to the purchaser, which is generally when the goods are conveyed to a carrier. Sales incentives in accordance with the provisions of EITF 01-9 “Accounting for Consideration Given by a Vendor to a Customer.”

Income tax

We account for income tax on the liability method. The liability method recognizes the amount of tax payable at the date of the financial statements as a result of all events that have been recognized in the financial statements, as measured by the provisions of currently enacted tax laws and rates. The accumulated tax effect of all temporary differences is presented as deferred federal income tax assets and liabilities within the balance sheet.

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

Off-Balance Sheet Arrangements

The SEC requires companies to disclose off-balance sheet arrangements. As defined by the SEC, an off-balance sheet arrangement includes any contractual obligation, agreement or transaction arrangement involving an unconsolidated entity under which a company 1) has made guarantees, 2) has a retained or a contingent interest in transferred assets, 3) has an obligation under derivative instruments classified as equity, or 4) has any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the company, or that engages in leasing, hedging or research and development services with the company.

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

Our three largest customers accounted for approximately 21%, 21%, and 11% of our net sales in the first quarter of fiscal year 2006, while the same customers accounted for approximately 23%, 24% and 6% of our net sales in the first quarter of fiscal year 2005.

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

We have significant indebtedness.

As of April 30, 2005, we had total long-term and current indebtedness under our bonds, capitalized-lease obligations and other asset financings of $7,560,000. We make interest payments (and principal payments on the taxable bond) on the indebtedness under our bonds, which are due in 2007 and 2019. We may incur substantial additional debt in the future. Our indebtedness could limit our ability to obtain necessary additional financing for working capital, capital expenditures, debt service requirements or other purposes in the future; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn. There is no guarantee that we will be able to meet our debt service obligations. If we are unable to generate sufficient cash flow or obtain funds for required payments, or if we fail to comply with covenants in our indebtedness, we will be in default. The indebtedness underlying our bonds is secured by a mortgage on our real property and a security interest in our assets. If we are in default under the agreements governing our indebtedness, the creditors may be able to foreclose on our property and assets, which would substantially harm our business and financial condition.

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

Our success will depend, in part, on our ability to maintain protection for our products under U.S. patent laws, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. We have been issued three U.S. patents (and corresponding Canadian patents and patent applications) and we have one U.S. patent application pending. Patent applications may not successfully result in an issued patent. Issued patents may be subject to challenges and infringements. Furthermore, others may independently develop similar products or otherwise circumvent our patent protection. Should we fail to obtain and protect our patents, our competitive advantage will be harmed.

The products that we manufacture could expose us to product liability claims.

Our business exposes us to potential product liability risks that are inherent in the manufacture and distribution of certain of our products. Although we generally seek to insure against such risks, there can be no assurance that such coverage is adequate or that we will be able to maintain such insurance on acceptable terms. A successful product liability claim in excess of our insurance coverage could have a material adverse effect on us and any successful material product liability claim could prevent us from obtaining adequate product liability insurance in the future on commercially reasonable terms.

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

As a result of our principal executive offices being located in Canada, and a majority of our directors and certain of our officers residing in Canada, investors may find it difficult to enforce, within the United States, any judgments obtained against our company or our directors or officers.

Our principal executive offices, a majority of our directors and certain of our officers are located in and/or residents of Canada, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to obtain jurisdiction over us or our directors or officers in courts in the United States in actions predicated on the civil liability provisions of the U.S. federal securities laws; enforce against us or our directors or officers judgments obtained in such actions; obtain judgments against us or our directors or officers in actions in non-U.S. courts predicated solely upon the U.S. federal securities laws; or enforce against us or our directors or officers in non-U.S. courts judgments of courts in the United States predicated upon the civil liability provisions of the U.S. federal securities laws.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. They can be identified by the use of forward-looking words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates” or other comparable words, or by discussions of strategy, plans or goals that involve risks and uncertainties that could cause actual results to differ materially from those currently anticipated. You are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those set forth above under “—Risk Factors” and as described from time to time in our reports filed with the SEC and Form 10-QSB, including our Annual Report on Form 10-KSB and our Quarterly Reports on Form 10-Q and Form 10-QSB. Forward-looking statements include, but are not limited to, statements referring to our future growth strategies, prospects for the future, potential financial results, market and product line growth, abilities to enter new markets, ability to introduce new products, benefits from infrastructure improvements and our competitiveness and profitability as a result of new sales and marketing programs.

ITEM 4.     CONTROLS AND PROCEDURES

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

ITEM 5.     OTHER INFORMATION

On May 3, 2005 Absorption renewed the lease agreement with the Port of Bellingham, which extended the lease on our Bellingham production facility until August of 2007.

On May 23, 2005, Absorption renewed a bank line of credit by entering into an agreement with Branch Banking & Trust Co. for up to $2,000,000, which is secured by accounts receivable and inventory of Absorption. Interest is payable on funds advanced at the LIBOR rate plus 2.5%. The line of credit matures on May 23, 2007.

PART II — OTHER INFORMATION

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL ABSORBENTS INC. (Registrant)
Date: June 10, 2005	/s/ GORDON L. ELLIS
Gordon L. Ellis
President & CEO (Principal Executive Officer)

Date: June 10, 2005	/s/ DAVID H. THOMPSON
David H. Thompson
Secretary and Chief Financial Officer