Form 10-Q
period 2005-07-31
INTERNATIONAL ABSORBENTS INC
filed 2005-09-12
CIK 813634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2005
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
Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class Common Shares, no par value	No. of Shares as of August 23, 2005 6,260,568

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERNATIONAL ABSORBENTS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(US dollars, in thousands)

	As at	As at
	July 31,	January 31,
	2005	2005
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$2,038	$3,520
Restricted cash	—	437
Short term investments	107	218
Accounts receivable, net	1,824	1,523
Inventories	2,570	1,408
Prepaid expenses	140	161
Income tax receivable	65	28
Deferred income tax asset	40	40

Total current assets	6,784	7,335

Property, plant and equipment, net	16,371	15,846
Intangible assets, net	—	8
Other assets, net	274	288

Total assets	$23,429	$23,477

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$1,616	$1,861
Related party payable	6	5
Current portion of long-term debt	333	329

Total current liabilities	1,955	2,195

Deferred income tax liability	695	673
Long-term debt	7,196	7,263

Total liabilities	9,846	10,131

Stockholders’ equity:

Common stock, no par value; 100,000,000 shares authorized, 6,260,568 and 6,251,838 issued and outstanding at	8,173	8,154
July 31, 2005 and January 31, 2005, respectively

Additional paid in capital	648	644

Retained earnings	4,762	4,548

Total stockholders’ equity	13,583	13,346

Total liabilities and stockholders’ equity	$23,429	$23,477

INTERNATIONAL ABSORBENTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(US dollars, in thousands, except for per share amounts)

	Six Months Ended		Three Months Ended
	July 31,	July 31,	July 31,	July 31,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Sales, net	$11,966	$10,996	$6,074	$5,495
Cost of goods sold	8,280	6,504	4,347	3,348

	3,686	4,492	1,727	2,147
Selling, general and administrative expenses	3,229	2,889	1,558	1,526

Income from operations	457	1,603	169	621
Interest expense	(161)	(76)	(83)	(38)
Interest income	33	6	17	3

Income before provision for income tax	329	1,533	103	586

Income tax provision	(115)	(484)	(55)	(139)

Net income	$214	$1,049	$48	$447

Basic earnings per share	$.03	$.18	$.01	$.08
Fully diluted earnings per share	$.03	$.17	$.01	$.07

Weighted average number of shares outstanding (in thousands)
Basic	6,257	5,867	6,261	5,931
Diluted	6,351	6,162	6,346	6,172

INTERNATIONAL ABSORBENTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(US dollars, in thousands)

	Six Months Ended
	July 31,	July 31,
	2005	2004
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$214	$1,049
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	638	322
Stock-based compensation	4	46
Tax benefit from exercise of stock options	—	8
Deferred tax	22	175
Changes in operating assets and liabilities
Accounts receivable	(301)	14
Inventory	(1,162)	(81)
Prepaid expenses	21	(10)
Accounts payable and accrued liabilities	(278)	390
Income tax receivable/payable	(37)	122
Due to related party	1	1

Net cash flows from operating activities	(878)	2,036

Cash flows from investing activities
Purchase of short-term investments	(109)	(4)
Proceeds from short-term investments	220	—
Purchase of property, plant and equipment	(1,108)	(3,881)
Proceeds from restricted cash	437	432

Net cash flows from investing activities	(560)	(3,453)

Cash flows from financing activities
Proceeds from long-term debt	—	1,779
Repayment of long-term debt	(63)	(60)
Proceeds from exercise of stock options	19	391

Net cash flows from financing activities	(44)	2,110

Net change in cash	(1,482)	693
Cash and cash equivalents, beginning of period	3,520	1,453

Cash and cash equivalents, end of period	$2,038	$2,146

Supplemental Cash flow Information
Cash paid for interest	$71	$92

Cash paid for income taxes	$130	$150

Non-cash investing activities
Change in property, plant and equipment and accounts payable for purchase of plant and equipment	$33	$(430)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Significant Accounting Policies
Basis of consolidation and presentation
The consolidated financial statements include the accounts of International Absorbents Inc. (the “Company”) and its wholly owned subsidiary Absorption Corp (“Absorption”), a Nevada corporation doing business in the states of Washington and Georgia.
These unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States and include the accounts of the Company and its wholly owned subsidiary. All significant inter-company transactions and balances have been eliminated upon consolidation. Our accompanying interim condensed consolidated financial statements do not include all notes normally included in our audited annual consolidated financial statements and 10-KSB, and therefore should be read in conjunction with our annual consolidated financial statements. The accompanying financial statements include all normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at July 31, 2005 and January 31, 2005, and its results of operations for the three and six months ended July 31, 2005 and 2004 and the statement of cash flows for the six months ended July 31, 2005 and 2004.
Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for doubtful accounts and finance charges, income taxes, deferred income taxes and the related tax valuation allowance, accrual for our self-insured medical insurance plan and sales incentives.
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
SFAS No. 123R provides two alternatives for adoption: (1) a “modified prospective” method in which compensation cost is recognized for all awards granted subsequent to the effective date of this statement as well as for the unvested portion of awards outstanding as of the effective date; or (2) a “modified retrospective” method which follows the approach in the “modified prospective” method, but also permits entities to restate prior periods to record compensation cost calculated under Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”) for the pro forma disclosure. On April 14, 2005, the Securities and Exchange Commission (the “SEC”) announced that it would delay the required implementation of SFAS No. 123R, allowing companies that are not small business issuers to adopt the Statement no later than the beginning of the first fiscal year beginning after June 15, 2005. The Company will adopt SFAS No. 123R as of February 1, 2006.
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
Compensation expense recognized under APB No. 25 for the grant of options to employees and non-employee directors was $-0- during the six months ended July 31, 2005 and 2004. Had the Company determined compensation costs based on fair value at the date of grant for its awards under the method prescribed by SFAS No. 123, the Company’s net income and earnings per share would be as follows:
(US dollars, in thousands, except for per share amounts)

	Six months ended		Three months ended
	July 31,	July 31,	July 31,	July 31,
	2005	2004	2005	2004
Net income	$214	$1,049	$48	$447
Stock based compensation recognized under APB No. 25, net of related tax effects	—	—	—	—
Compensation expense calculated in accordance with SFAS 123, net of related tax effects	(127)	(326)	(43)	(198)

Pro forma net income	$87	$723	$5	$249

Basic earnings per share
As reported	$0.03	$0.18	$0.01	$0.08
Pro forma	$0.01	$0.12	$0.00	$0.04

Diluted earnings per share
As reported	$0.03	$0.17	$0.01	$0.07
Pro forma	$0.01	$0.12	$0.00	$0.04
The pro forma compensation expense reflected above has been estimated using the Black-Scholes option-pricing model. Assumptions used in the pricing model included:

	2006	2005
a) risk free interest rate	3.70%	2.37%
b) expected volatility	126.1%	108.3%
c) expected dividend yield	0.00%	0.00%
d) estimated average life (in years)	7.00	4.40
Other stock-based compensation
The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees and non-employee directors in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force (“EITF”) in Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services” (“EITF 96-18”). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18. Stock-based compensation recognized under SFAS No. 123 and EITF 96-18 was $4,000 and $19,000 during the six-month periods ended July 31, 2005 and 2004, respectively.

2. Share Capital
Common Shares (U.S. Dollars, in thousands)

	Shares	Capital
Common shares outstanding, January 31, 2005	6,252	$8,154
Common shares outstanding, July 31, 2005	6,261	$8,173
Options
Stock options outstanding at July 31, 2005 and January 31, 2005 were 525,860 and 441,290, respectively. During the six months ended July 31, 2005, 8,730 options were exercised, 6,700 options were forfeited, and 100,000 options were granted. Subsequently, in August 2005, the Company granted an aggregate of 44,150 stock options to its employees at an exercise price of $4.60 per common share under the Company’s 2003 Omnibus Incentive Plan.
3. Segmented Information
The Company is involved primarily in the development, manufacture, distribution and sale of absorbent products. Its assets and operations are primarily located and conducted in the United States.
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
Business Segment Data — Six Months Ended July 31, 2005

	Animal
(US dollars, in thousands)	Care	Industrial	Consolidated
Revenues	$11,361	$605	$11,966
Operating cost and expenses	10,211	660	10,871

Operating income (loss) before depreciation and amortization	1,150	(55)	1,095
Depreciation and amortization			(638)
Interest expense			(161)
Interest Income			33

Net income before taxes			$329

Business Segment Data — Six Months Ended July 31, 2004

	Animal
(US dollars, in thousands)	Care	Industrial	Consolidated
Revenues	$10,314	$682	$10,996
Operating cost and expenses	8,336	735	9,071

Operating income (loss) before depreciation and amortization	1,978	(53)	1,925
Depreciation and amortization			(322)
Interest expense			(76)
Interest Income			6

Net income before taxes			$1,533

Business Segment Data — Three Months Ended July 31, 2005

	Animal
(US dollars, in thousands)	Care	Industrial	Consolidated
Revenues	$5,813	$261	$6,074
Operating cost and expenses	5,293	286	5,579

Operating income (loss) before depreciation and amortization	520	(25)	495
Depreciation and amortization			(326)
Interest expense			(83)
Interest income			17

Net income before taxes			$103

Business Segment Data — Three Months Ended July 31, 2004

	Animal
(US dollars, in thousands)	Care	Industrial	Consolidated
Revenues	$5,154	$341	$5,495
Operating cost and expenses	4,358	352	4,710

Operating income (loss) before depreciation and amortization	796	(11)	785
Depreciation and amortization			(164)
Interest Expense			(38)
Interest Income			3

Net income before taxes			$586

4. Inventories components

	July 31,	January 31,
(US dollars, in thousands)	2005	2005
Raw materials and supplies	$1,446	$831
Finished goods	1,124	577

	$2,570	$1,408

5. Property, Plant and Equipment

	July 31,	January 31,
(US dollars, in thousands)	2005	2005
Property, plant and equipment
Land	$1,547	$1,547
Buildings	8,444	8,420
Leashold improvements	630	629
Equipment	9,588	8,470

	$20,209	$19,066
Less: Accumulated depreciation	(3,838)	(3,220)

	$16,371	$15,846

6. Credit arrangements
On May 23, 2005, Absorption renewed a bank line of credit with Branch Banking & Trust Co. that provides for up to $2,000,000 of cash borrowings for general corporate purposes which is secured by accounts receivable and inventory of Absorption. Interest is payable on funds advanced at the one-month London Interbank Offered Rate (“LIBOR”) plus 2.5%. The line of credit matures on May 23, 2007. At July 31, 2005, the Company had no borrowings outstanding.
7. Long-term debt
In March 2003, the Company completed a $2,910,000 bond financing, comprised of $2,355,000 as tax exempt and $555,000 as taxable. The bonds were issued through the Washington Economic Development Finance Authority in Washington State. The purchaser and holder of the bonds is GE Capital Public Finance. The tax exempt bonds have a fixed rate of 5.38% with a term of 190 months, maturing February 2019, and with interest-only payments for the first 52 months. The taxable bonds have a fixed rate of 5.53%, with a term of 52 months, maturing August 2007. The indebtedness underlying the bonds is secured by a mortgage on the real property, and a security interest in the equipment assets, located in Whatcom County, Washington. At July 31, 2005, the balance outstanding was $2,355,000 on the tax-exempt and $274,000 on the taxable bonds, respectively. At January 31, 2005, the balance outstanding was $2,355,000 on the tax-exempt and $337,000 on the taxable bonds, respectively.
In September 2004, the Company completed a $4,900,000 tax-exempt bond financing. Of the total proceeds from the financing, $2,099,000 were used to pay off the loan held by Branch Banking &Trust Co., $98,000 was paid for costs of issuance and the remaining proceeds of $2,703,000 were placed in a trust account to be used to finish the construction of the new production facility located in Jesup, Georgia. The bonds were issued by Wayne County Industrial Development Authority in the State of Georgia. The bonds have a variable rate equal to Branch Banking & Trust Co.’s Variable Rate Demand Bond “VRDB” rate ( 2.45 % as of July 31, 2005) plus a letter of credit fee of 0.95%, a remarketing fee of 0.125% and a $2,000 annual trustee fee. The term of these bonds is seven years for the equipment portion and 15 years for the real estate portion. At July 31, 2005 and January 31, 2005, the debt outstanding was $4,900,000.

8. Earnings per share

	For the six months ended
	July 31, 2005
	Net Income	Shares	Per share
	(numerator	(denominator)	amount
Basic earnings per share
Net income available to stockholders	$214,000	6,257,063	$0.03
Effect of dilutive securities
Stock options to purchase common stock	—	94,105

Diluted earnings per shares
Net income available to stockholders	$214,000	6,351,168	$0.03

	For the six months ended
	July 31, 2004
	Net Income	Shares	Per share
	(numerator	(denominator)	amount
Basic earnings per share
Net income available to stockholders	$1,048,885	5,866,925	$0.18
Effect of dilutive securities
Warrants to purchase common stock	—	399
Stock options to purchase common stock	—	294,791

Diluted earnings per shares
Net income available to stockholders	$1,048,885	6,162,115	$0.17

	For the three months ended
	July 31, 2005
	Net Income	Shares	Per share
	(numerator	(denominator)	amount
Basic earnings per share
Net income available to stockholders	$48,000	6,260,527	$0.01
Effect of dilutive securities
Stock options to purchase common stock	—	85,311

Diluted earnings per shares
Net income available to stockholders	$48,000	6,345,838	$0.01

	For the three months ended
	July 31, 2004
	Net Income	Shares	Per share
	(numerator	(denominator)	amount
Basic earnings per share
Net income available to stockholders	$447,000	5,931,424	$0.08
Effect of dilutive securities
Stock options to purchase common stock	—	240,883

Diluted earnings per shares
Net income available to stockholders	$447,000	6,172,307	$0.07

9. Subsequent event
In August 2005, the Company granted 44,150 stock options to employees with a price of $4.60 per common share under the Company’s 2003 Omnibus Incentive Plan.

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
Some statements and information contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are not historical facts but are forward-looking statements. For a discussion of these forward-looking statements and of important factors that could cause results to differ materially from the forward-looking statements, see “ — Risk Factors” and “ — Forward-Looking Statements” below.
Overview
International Absorbents is the parent company of its wholly-owned U.S. subsidiary, Absorption corp. International Absorbents is a holding company and Absorption is its operating entity. Management divides the activities of the operating company into two segments: the animal care industry and the industrial/commercial industry. We manufacture, distribute and sell this spectrum of products to both distributors and direct buying retailers.
Absorption is a leading manufacturer and seller of premium small animal bedding in North America. The primary product that we sell in this market is small animal bedding sold under the brand name CareFRESH®. We consider the activities that surround the manufacture and distribution of CareFRESH® to be our core business. Our business strategy is to promote and grow our core business, and to create diversification in our market channels, our production methods, and our product lines in an effort to add strength and breadth to our business structure. As a result, we are dedicating significant resources to both building infrastructure for the support of our core business and to creating more product and customer diversification. We believe that this strategy has started to provide results. Specifically, we continue to grow sales in our core business and improve the production process of our core CareFRESH® product while expanding sales of new products and existing products in new market channels.
During the second quarter of the current fiscal year we introduced two new products to the animal care market: Healthy Pet Cat Litter and CareFRESH®Colors. Healthy Pet Cat Litter is a line of cat litters through which our distributors will be offered a selection of five cat litters designed to be displayed together in one section of shelf space. They are all made of natural products in keeping with our corporate philosophy. CareFRESH®Colors is a colored bedding offering designed to fit into our product line as a step up from CareFRESH® Ultra, our white small animal bedding offering. The roll-out process for both of these products will continue through the third quarter of the current fiscal year.
Even though we are currently experiencing significant infrastructure-related costs, we believe our progress with the sales of new product lines will continue to move us toward developing more diversified sources of income, which we anticipate will help reduce the risks associated with a substantial reliance on sales from a single product.
RESULTS OF OPERATIONS
The following table illustrates our financial results for the second quarter of fiscal year 2006 as compared to the second quarter of fiscal year 2005 (U.S. dollars in thousands):

	Three		Three
	months		months
	ended		ended
	July 31,	Percent	July 31,	Percent	Percentage
	2005	of Sales	2004	of Sales	Change

Sales	6,074	100%	5,495	100%	11%
Cost of Goods Sold	4,347	72%	3,348	61%	30%

Gross Profit	1,727	28%	2,147	39%	-20%

Selling, administrative, & general expenses	1,558	26%	1,526	28%	2%

	Three		Three
	months		months
	ended		ended
	July 31,	Percent	July 31,	Percent	Percentage
	2005	of Sales	2004	of Sales	Change

Income from operations	169	3%	621	11%	-73%

Interest Income	17	0%	3	0%	467%
Interest Expense	(83)	-1%	(38)	-1%	118%

Income before provision for income tax	89	1%	586	11%	-85%

Income tax	(55)	-1%	(139)	-3%	-60%

Net Income	48	1%	447	8%	-89%

The following table illustrates our financial results for the first six months of fiscal year 2006 as compared to the first six months of fiscal year 2005 (U.S. dollars in thousands):

	Six months		Six months
	ended		ended
	July 31,	Percent	July 31,	Percent	Percentage
	2005	of Sales	2004	of Sales	Change

Sales	11,966	100%	10,996	100%	9%
Cost of Goods Sold	8,280	69%	6,504	59%	27%

Gross Profit	3,686	31%	4,492	41%	-18%

Selling, administrative, & general expenses	3,229	27%	2,889	26%	12%

Income from operations	457	4%	1,603	15%	-71%

Interest Income	33	0%	6	0%	450%
Interest Expense	(161)	-1%	(76)	-1%	112%

Income before provision for income tax	329	3%	1,533	14%	-79%

Income tax	(115)	-1%	(484)	-4%	-76%

Net Income	214	2%	1,049	10%	-80%

Revenues
Our sales grew from $5,495,000 in the second quarter of fiscal year 2005 to $6,074,000 in the second quarter of the current fiscal year, representing an increase of 11%. For the six months completed July 31, 2005 our sales revenue was $11,966,000 as compared to $10,996,000 in the same period of the prior year, representing an 9% increase. Our core product, CareFRESH®, continues to gain market share in the pet specialty market channel. Our strategy of diversification also showed some success with the continued growth of pet products such as CareFRESH® Ultra™ and Critter Care™, due to increased shelf facings and a reduction in the price of CareFRESH® Ultra™. Our strategy in regard to our industrial line of products has remained the same, which is to effectively service existing customers while focusing growth on consumer products. Consequently, industrial sales remained flat during the second quarter of fiscal year 2006 as compared to the same period in fiscal year 2005.
During fiscal year 2006, sales of CareFRESH® are expected to continue to grow at or slightly below the rate at which they grew during fiscal year 2005. Although we anticipate that CareFRESH® will continue to represent the majority of our sales through the 2006 fiscal year, we do not expect significant growth in sales of CareFRESH® because we have now reached significant levels of distribution throughout the United States. We expect that most of the growth of our small animal bedding products will occur chiefly as a result of line extensions like CareFRESH Ultra™. We see growth opportunities for these bedding products in the mass merchandiser and grocery market channels. Our products are selling well in these channels and are becoming more accepted by the consumer. We also expect revenue growth from our lines of cat litter, but believe that the growth rate may be tempered by our roll-out strategy. We still expect our fiscal year 2006 overall annual sales to grow 10% to 15% over our fiscal year 2005 sales levels, although we now believe the growth rate will likely be in the lower end of this range.
Gross Profit
Our Jesup, Georgia production facility continued to make progress during the second quarter of fiscal year 2006 at increasing its production rate and efficiencies, although we did not make as much progress as we had hoped. A major reason for this was the introduction of the new CareFRESH® Colors product line, which added a significant level of complexity at a time that the plant was working toward expected levels of efficiency. This facility still has not achieved a break-even production rate, and thus it did not contribute to gross profits for the second quarter. This factor, along with major increases in utility rates, increased depreciation, and increased fuel surcharges on freight, have reduced our gross profit margin for the second quarter of fiscal year 2006 as compared to the same quarter in the previous year. These increased production costs, combined with increased promotional expenses, which reduced our net revenue, resulted in decreased gross margin (gross profit divided by sales) for the first six months and second quarter of fiscal year 2006, as compared to the same periods in the prior fiscal year. Specifically, our gross margin decreased from 41% in the first six months of fiscal year 2005 to 31% in the first six months of fiscal year 2006, while gross profit decreased to $3,686,000 for the first six months of fiscal year 2006 from $4,492,000 for the first six months of fiscal year 2005. For the second quarter of the current year as compared to the same quarter of the prior year, gross profits decreased from $2,147,000 with a gross profit of (39%) to $1,727,000 with a gross profit of (28%).
At the end of the first quarter of fiscal year 2006 we expected our gross margin for fiscal year 2006 to improve above our 33% margin during the first quarter of the current year. We are adjusting that expectation to a gross margin range of 28% to 33% for the current fiscal year. The reasons for this adjustment in expectations are as follows. First, the cost savings we had projected from reduced transportation costs resulting from shipping to East coast customers from the Jesup production facility have been eliminated by the extreme increases in fuel charges. However, these severe increases have not affected us as severely as they would have if we had not had an East coast production facility. Second, we are not achieving the overall reduced costs of raw materials that we had expected, due to increases in petroleum based products, such as plastic bags. Third, we have not achieved the potential production efficiencies that we expect from our Jesup, Georgia facility. Progress in this regard has been slower than anticipated. We are also still studying whether to move our Bellingham, Washington production facility to our new Ferndale, Washington location. It is very unlikely that this move will occur during fiscal year 2006. If we decide to move we will incur relocation and commissioning costs, which could reduce our gross margin. Additional depreciation charges, resulting from our new production facilities, will also have a negative effect on our gross margin.
Selling, General and Administrative Expenses
During the second quarter of fiscal year 2006, our selling, general and administrative expenses increased to $1,558,000 as compared to $1,526,000 in the second quarter of fiscal year 2005. For the six months ended July 31, 2005 our selling, general and administrative costs increased to $3,229,000 in fiscal year 2006 as compared to $2,889,000 in the same period of fiscal year 2005. We continued to invest in sales and marketing activities to support the diversification aspect of our business plan. We have also grown to the point that our competition has taken notice of us and our products. As such, we have had to invest in marketing programs focused on protecting the growing market share of our core product. In addition, costs resulting from our compliance with recent SEC internal control requirements have started to have an impact on our general and administrative expenses. Moreover, we now have overhead expenses related to operating our Jesup, Georgia facility, increased property taxes on both of our new facilities, and increased depreciation.
During the balance of fiscal year 2006, we intend to continue our marketing initiatives. We also intend to expand our sales staff to provide more regional exposure at the retail store level, which we believe will increase both retail placement of new products and sales of all pet products. As such, we expect our sales and marketing costs to increase as we invest in our future growth.
General and administrative expenses (net of depreciation) are anticipated to continue to increase during fiscal year 2006 as we take steps to comply with the new regulatory requirements.
Interest Expense
Interest expense in the first six months of fiscal year 2006 totaled $161,000 as compared to $76,000 in the first six months of fiscal year 2005. This increase was due to interest charges for the debt facility for the Jesup plant that are no longer being capitalized, since construction is now complete. Fiscal year 2006 will be our first full year of interest expense resulting from the bonds for both our Washington facility and our Georgia facility. As a result, interest expense is expected to increase above levels previously incurred.
Income Tax
Absorption has, for its U.S. operations, fully utilized as of the second quarter of fiscal 2004 all of its U.S. tax net operating losses. During fiscal year 2005 and the first two quarters of fiscal 2006, we also recorded a valuation allowance for International Absorbent’s Canadian income tax losses.
Net Income
Our net income for the six months ended July 31, 2005 decreased to $214,000, as compared to $1,049,000 in the first six months of the prior fiscal year. For the second quarter of fiscal year 2006, our net income decreased to $48,000 from $447,000 in the same quarter last year. This decrease was the result of increased cost of goods sold (costs related to the commissioning of the Jesup, Georgia production facility, increased depreciation, increased energy and higher freight charges) increased promotional expenses, increased marketing expenses, and increased general and administrative expenses related to our compliance with new regulatory requirements. During the second quarter we continued to execute on our business plan, including investments in capital infrastructure, sales and marketing programs, and cost management controls. We feel that continued focus on the implementation of the key components of our business plan in the future will provide us with continued increases in production rates which help us to service the increase in demand for our products and generate revenues.
Once the commissioning of our Jesup, Georgia production facility is completed, we expect to begin to see improved operating efficiency, however this improvement will be tempered if energy prices continue to rise at existing rates. We project that selling and administrative costs will continue to grow. We will continue to invest in future marketing programs to offset competitive pressures as necessary and anticipate additional administrative costs resulting from new regulatory requirements, all of which may continue to lead to increased expenses and lower net income. The balance of fiscal year 2006 will also be the first full year that we will be paying interest on our long-term debt, which will continue to adversely impact our net income. In addition, we anticipate that increased depreciation resulting from our investment in plant and equipment will negatively affect our fiscal year 2006 net income.
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
The table below illustrates the effects this capital expansion plan has had on our financial statements (U.S. dollars in thousands):

	As of July 31,	As of January
	2005	31, 2005

Financial Condition
Total Assets	$23,429	$23,477
Total Liabilities	9,846	10,131
Total Equity	$13,583	$13,346

Debt/equity ratio	0.72	0.76
Assets/debt ratio	2.38	2.32

Working Capital
Current assets	$6,784	$7,335
Current liabilities	$1,955	$2,195

Current ratio	3.47	3.34

	As of July 31,	As of January
	2005	31, 2005

Cash Position
Cash, restricted cash & short term investments	$2,145	$4,175
Cash generated from (utilized in) operations	($878)	$3,693	*
* for the entire year ended January 31, 2005
Financial Condition
During the first six months of fiscal year 2006, our assets have remained level as we work toward completion of the commissioning of our facility in Jesup, Georgia, a portion of which was paid for through long-term debt and a portion through cash. Our total assets were $23,477,000 at January 31, 2005 compared to $23,429,000 at July 31, 2005. We also had a decrease in total liabilities from $10,131,000 at January 31, 2005 to $9,846,000 at July 31, 2005 as a result of a slight decrease in short-term accounts payable.
On September 2, 2004, Absorption entered into a Letter of Credit and Reimbursement Agreement with Branch Banking & Trust Co. (“BB&T”), pursuant to which we requested that (a) the Wayne County IDA issue $4,900,000 aggregate principal amount of Wayne County’s tax exempt bond pursuant to an indenture by and between BB&T, as trustee, and Wayne County and (b) BB&T issue to Absorption an irrevocable letter of credit naming the trustee as beneficiary in the amount of $4,900,000. Of the total proceeds from the financing, $2,099,000 were used to pay off our prior indebtedness to BB&T, $98,000 was paid for costs of issuance and the remaining proceeds of $2,703,000 were placed in a trust account to be used to finish the construction of our new production facility located in Jesup, Georgia. For the issued bonds to receive tax exempt status, Wayne County IDA purchased Absorption’s real property in Jesup, Georgia from Absorption, and is leasing the real property back to Absorption at a lease rate equal to the bond payments, with the lease payments payable directly to BB&T. Upon repayment of the bonds in full, Wayne County IDA will transfer all right, title and interest in the real property and related production facility to Absorption for no additional consideration. While the bonds remain outstanding, as security for the indebtedness underlying the letter of credit, BB&T will hold a mortgage on the real property and a security interest in the equipment assets located on that property. The bond has a variable rate equal to BB&T’s Variable Rate Demand Bond “VRDB” rate (2.5% as of September 1, 2005), and Absorption is also required to pay an annual letter of credit fee equal to 0.95% of the initial amount of the letter of credit, an annual remarketing fee equal to 0.125% of the initial amount of the letter of credit and a $2,000 annual trustee fee. The term of the bonds is 15 years, maturing on September 1, 2019, and the term of the letter of credit is seven years, maturing on September 2, 2011. The equipment portion of the bonds is amortized over seven years and the real estate portion is amortized over 15 years. In addition, amounts owing under the letter of credit may be accelerated upon an event of default, including Absorption’s failure to pay any amount when due, or failure to perform any of its obligations or a breach of any of its representations or covenants under the agreement. In connection with this financing, International Absorbents agreed to unconditionally guarantee all of Absorption’s indebtedness to BB&T. At July 31, 2005, the balance outstanding was $4,900,000.
In March 2003, we completed a $2,910,000 bond financing, comprised of $2,355,000 as tax exempt and $555,000 as taxable. The bonds were issued through the Washington Economic Development Finance Authority in Washington State. The purchaser and holder of the bonds is GE Capital Public Finance. The tax exempt bonds have a fixed rate of 5.38%, with a term of 190 months, maturing February 2019, and with interest-only payments for the first 52 months. The taxable bonds have a fixed rate of 5.53%, with a term of 52 months, maturing August 2007. The indebtedness underlying the bonds is secured by a mortgage on our real property, and a security interest in our equipment assets, located in Whatcom County, Washington. At July 31, 2005, the balance outstanding was $2,355,000 on the tax-exempt and $284,000 on the taxable bonds, respectively.
Working Capital
During the second quarter of fiscal year 2006, our working capital position remained relatively flat. Current assets decreased from $7,335,000 at the end of fiscal year 2005 to $6,784,000 at the end of the second quarter of fiscal year 2006. The majority of the decrease in current assets occurred due to a reduction in cash primarily as a result of increases in accounts receivable and inventory. The accounts receivable increase resulted from higher sales, and the inventory increased as a result of inventory purchased for the quarter roll-out of our new line of cat litter and the staging of product at our Jesup, Georgia facility. Current liabilities decreased from $2,195,000 at January 31, 2005 to $1,955,000 at July 31, 2005. These changes resulted in our current ratio (current assets divided by current liabilities) improving from 3.34 at the end of fiscal year 2005 to 3.47 at the end of the second quarter of fiscal year 2006.

Cash Position
We believe that our existing cash on hand, long-term debt and available line of credit currently provide us with enough cash to meet our existing needs for the foreseeable future. Cash, restricted cash, and short-term investments decreased during the first six months of fiscal year 2006 from $4,175,000 at January 31, 2005 to $2,145,000 at July 31, 2005 primarily as a result of increases in accounts receivable and inventory and decreases in accounts payable as discussed above. We expect cash to remain at current levels for the balance of fiscal year 2006. We will continue to closely monitor both current liabilities and current assets as they relate to the generation of cash, with an emphasis on maximizing potential sources of cash.
On May 3, 2005 Absorption renewed its lease agreement with the Port of Bellingham, which extended the lease on our Bellingham, Washington production facility until August of 2007.
On May 23, 2005, Absorption renewed a bank line of credit agreement with Branch Banking & Trust Co. for up to $2,000,000, which is secured by accounts receivable and inventory of Absorption. Interest is payable on funds advanced at the LIBOR rate plus 2.5%. The line of credit matures on May 23, 2007. As of July 31, 2005, no borrowings were outstanding under the line of credit.
Cash Used in Operations
During the first six months of the current fiscal year we did not generate cash from operations, primarily for two reasons. First, we had an increase of approximately $300,000 in accounts receivable during the period. Second, we increased inventory levels to support the launch of our new cat litter product line and to provide a base of materials for our Jesup, Georgia manufacturing operations. If our sales continue to increase and we are able to continue to profitably produce our products, we should be able to once again generate cash from operating activities, although it cannot be assured that this will be the case.
Financing and Investing Activities
Cash used in financing activities during the first two quarters of fiscal year 2006 was $44,000. This resulted from principal payments of $63,000 on long-term debt offset by cash received of $19,000 from the issuance of shares as a result of the exercise of stock options. The cash was used during the first six months of fiscal year 2006 for investing activities resulting from our capital expansion plan. Cash used in investing activities for the first two fiscal quarters was approximately $560,000. The majority of the cash was used to purchase equipment for both of our main production facilities and to purchase software and related computer hardware for our new ERP system.
On May 23, 2005, Absorption renewed a bank line of credit agreement with Branch Banking & Trust Co. for up to $2,000,000, which is secured by accounts receivable and inventory of Absorption. Interest is payable on funds advanced at the LIBOR rate plus 2.5%. The line of credit matures on May 23, 2007. At July 31,2005, no borrowings were outstanding under the line of credit.
The first phase of our production expansion plan was substantially completed during the third quarter of fiscal year 2004. This was the construction of our new West coast facility located in Ferndale, Washington. We had previously been operating in five separate long-term leased facilities in Whatcom County, Washington. This new facility, which was financed approximately half through debt and half through cash, has consolidated four of these leased facilities, resulting in what we anticipate to be an annual of approximately $450,000 in lease payments. The consolidation of these facilities has also provided us with savings in other expenses caused by inefficient logistics.
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

The third phase of our production expansion plan is the relocation of our Bellingham, Washington production facility to the new Ferndale, Washington facility. We will undertake this move only if our economic analysis concludes that it is optimal.
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
Critical Accounting Policies
Introduction
In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States, judgments and estimates are made that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. We believe that the material estimates that are particularly susceptible to significant change relate to the determination of the allowance for doubtful accounts and finance charges, income taxes, including deferred income taxes and the related valuation allowance, accrual for self-insured medical insurance plans and sales incentives. As part of the financial reporting process, our management collaborates to determine the necessary information on which to base judgments and develop estimates used to prepare the consolidated financial statements. Historical experience and available information is used to make these judgments and estimates. However, different amounts could be reported using different assumptions and in light of different facts and circumstances. Therefore, actual amounts could differ from the estimates reflected in the consolidated financial statements.
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
Accounts Receivable and Allowance for Doubtful Accounts
We typically offer credit terms to our customers without collateral. Finance charges of 1.5% per month are assessed when a customer receivable balance becomes 30 days past due. We record accounts receivable at the face amount less an allowance for doubtful accounts and an allowance for finance charges. On a regular basis, we evaluate our accounts receivable and establish these allowances based on a combination of specific customer circumstances, as well as credit conditions and the history of write-offs and collections. Where appropriate, we obtain credit rating reports and financial statements of the customer to initiate and modify their credit limits. We obtain credit insurance for certain accounts that qualify for coverage in order to minimize credit risk exposure. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. At July 31, 2005 and January 31, 2005, management considered accounts receivable in excess of the allowances for doubtful accounts and finance charges to be fully collectible.
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

Revenue recognition
Revenue from the sale of products is recognized at the time title passes to the purchaser, which is generally when the goods are conveyed to a carrier. Sales incentives are accounted for in accordance with the provisions of EITF 01-9 “Accounting for Consideration Given by a Vendor to a Customer.”
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
Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for doubtful accounts and finance charges, income taxes, deferred income taxes and the related valuation allowance, accrual for self-insured medical insurance plan, and sales incentives.
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
We are one of many companies that compete in the animal care market. We are still attempting to build and maintain our market presence as we compete with both domestic and foreign companies. Any reputation that we may successfully gain with retailers for quality product does not necessarily translate into name recognition or increased market share with the end consumer. Our products may not be well received by pet owners, or other companies may surpass us in product innovations.
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
Our two largest customers accounted for approximately 22% and 20% of our net sales in the first six months of fiscal year 2006, while the same customers accounted for approximately 21% and 20% of our net sales in the first six months of fiscal year 2005.
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
We have significant indebtedness.
As of July 31, 2005, we had total long-term and current indebtedness under our bonds, capitalized-lease obligations and other asset financings of $7,529,000. We make interest payments (and principal payments on the taxable bond) on the indebtedness under our bonds, which are due in 2007 and 2019. We may incur substantial additional debt in the future. Our indebtedness could limit our ability to obtain necessary additional financing for working capital, capital expenditures, debt service requirements or other purposes in the future; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn. There is no guarantee that we will be able to meet our debt service obligations. If we are unable to generate sufficient cash flow or obtain funds for required payments, or if we fail to comply with covenants in our indebtedness, we will be in default. The indebtedness underlying our bonds is secured by a mortgage on our real property and a security interest in our assets. If we are in default under the agreements governing our indebtedness, the creditors may be able to foreclose on our property and assets, which would substantially harm our business and financial condition.
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
The price for our common stocks may continue to be volatile.
The market price of our common stock, like that of many other emerging companies, has been highly volatile, experiencing wide fluctuations not necessarily related to the operating performance of such companies. Factors such as our operating results, announcements by us or our competitors concerning innovations and new products or systems may have a significant impact on the market price of our securities. In addition, we have experienced limited trading volume in our common stock.
The liquidity of our stock depends in part on our continued listing with the American Stock Exchange.
In March 2003, we received official notice from the American Stock Exchange (“AMEX”) that our common stock had been approved for listing. In order to continue to have our common stock listed, we must remain in compliance with the AMEX listing standards, including standards related to stock price, market capitalization and corporate governance. If we are unable to do so, AMEX could delist our stock, in which event the liquidity and the value of our shares could be adversely impacted.
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
FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements. They can be identified by the use of forward-looking words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates” or other comparable words, or by discussions of strategy, plans or goals that involve risks and uncertainties that could cause actual results to differ materially from those currently anticipated. You are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those set forth above under “ — Risk Factors” and as described from time to time in our reports filed with the SEC, including our Annual Report on Form 10-KSB and our Quarterly Reports on Form 10-Q and Form 10-QSB. Forward-looking statements include, but are not limited to, statements referring to our future growth strategies, prospects for the future, potential financial results, market and product line growth, abilities to enter new markets, ability to introduce new products, benefits from infrastructure improvements and our competitiveness and profitability as a result of new sales and marketing programs.
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

PART II — OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the annual meeting of shareholders held on June 9, 2005, the following proposals were adopted by the margins indicated.
1.	A proposal to decrease the authorized number of directors to five (5) from seven (7) was approved by the following vote: For — 4,603,799; Against — 343,404; Withheld — 2,715; Not Voted — 368,721.

2.	The election of the following directors, who will serve until their successors are elected and qualified, or their earlier death or resignation:

	Number of Shares
	For	Withheld
John J. Sutherland	5,805,811	35,655
Lionel G. Dodd	5,801,811	39,665
Daniel J. Whittle	5,802,045	39,431
The Company’s other directors include Gordon L. Ellis and Michael Bentley, each of whose terms will expire in 2006 unless re-elected.
3.	The selection of Moss Adams, LLP to continue as the auditors for International Absorbents, Inc., was ratified by the following vote: For — 5,804,061; Against — 18,290; Withheld — 19,125.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
     a) Exhibits

Exhibit
Number	Exhibit Description
3.1	Altered Memorandum of Company (Amended) (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-KSB filed on April 3, 2003).

3.2	Articles of the Company (incorporated by reference to the exhibits to the Company’s registration statement filed on February 24, 1992, as amended (No. 33-45020)).

31.1	Certification of Gordon Ellis, President and Chief Executive Officer of International Absorbents Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of David Thompson, Chief Financial Officer of International Absorbents Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Gordon Ellis, President and Chief Executive Officer of International Absorbents Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of David Thompson, Chief Financial Officer of International Absorbents Inc., pursuant to 18 U.S.C. Section 1350.
     b) Reports on Form 8-K
1)	A Form 8-K was filed on June 29, 2005 announcing a filing of the consolidated financial statements for the fiscal years ended January 31, 2004 and 2005 had been made with the British Columbia Securities Commission incorporating a revised accompanying note to reflect that Moss Adams LLP, the Company’s independent registered public accounting firm, became a member of the Canadian Public Accountability Board in May 2005 as required by the Canadian Securities Administrator National Instrument 52-108 (Auditors Oversight).

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL ABSORBENTS INC.
(Registrant)

Date:	September 9, 2005	/s/ GORDON L. ELLIS

Gordon L. Ellis
President & Chief Executive Officer
(Principal Executive Officer)

Date:	September 9, 2005	/s/ DAVID H. THOMPSON

David H. Thompson
Secretary and Chief Financial Officer
(Principal Financial Officer)