Form 10-Q/A
period 2005-07-31
INTERNATIONAL ABSORBENTS INC
filed 2005-09-16
CIK 813634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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

Yes ☑	No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	No. of Shares as of August 23, 2005
Common Shares, no par value	6,260,568

Explanatory Note
ITEM 6. EXHIBITS
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-32.2

International Absorbents, Inc.
Form 10-Q/A
(Amendment No. 1)
Explanatory Note
International Absorbents, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A to correct typographical errors contained in Exhibits 32.1 and 32.2 to its Quarterly Report filed on Form 10-Q for the quarterly period ended July 31, 2005, which was previously filed with the Securities and Exchange Commission on September 12, 2005.
No other items or disclosures in the Company’s original report are being amended, and accordingly this Amendment No. 1 does not otherwise change or update any information that was presented in the Company’s original Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2005, filed with the Securities and Exchange Commission on September 12, 2005.
ITEM 6.     EXHIBITS

Exhibit
Number	Exhibit Description
3.1	Altered Memorandum of Company (Amended) (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-KSB filed on April 3, 2003).

3.2	Articles of the Company (incorporated by reference to the exhibits to the Company’s registration statement filed on February 24, 1992, as amended (No. 33-45020)).

31.1	Certification of Gordon Ellis, President and Chief Executive Officer of International Absorbents Inc., pursuant to Rule 13a‑14(a) under the Securities Exchange Act of 1934.

31.2	Certification of David Thompson, Chief Financial Officer of International Absorbents Inc., pursuant to Rule 13a‑14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Gordon Ellis, President and Chief Executive Officer of International Absorbents Inc., pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of David Thompson, Chief Financial Officer of International Absorbents Inc., pursuant to 18 U.S.C. Section 1350.

*	Replaces previously filed exhibit.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL ABSORBENTS INC. (Registrant)
Date: September 15, 2005	/s/ GORDON L. ELLIS
Gordon L. Ellis
President and Chief Executive Officer (Principal Executive Officer)

Date: September 15, 2005	/s/ DAVID H. THOMPSON
David H. Thompson
Secretary and Chief Financial Officer (Principal Financial Officer)

3