Form 10-Q
period 2005-10-31
INTERNATIONAL ABSORBENTS INC
filed 2005-12-09
CIK 813634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2005
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
Yes ☐                      No ☑
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes ☐                      No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	No. of Shares as of November 16, 2005
Common Shares, no par value	6,260,568

PART I      FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
INTERNATIONAL ABSORBENTS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(US dollars, in thousands)

	As at	As at
	October 31,	January 31,
	2005	2005
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$2,513	$3,520
Restricted cash	—	437
Short term investments	108	218
Accounts receivable, net	1,927	1,523
Inventories	2,183	1,408
Prepaid expenses	172	161
Income tax receivable	98	28
Deferred income tax asset	54	40

Total current assets	7,055	7,335
Property, plant and equipment, net	16,523	15,846
Intangible assets, net	—	8
Other assets, net	268	288

Total assets	$23,846	$23,477

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$1,957	$1,861
Related party payable	5	5
Current portion of long-term debt	535	329

Total current liabilities	2,497	2,195

Deferred income tax liability	815	673
Long-term debt	6,761	7,263

Total liabilities	10,073	10,131

Stockholders’ equity:

Common stock, no par value;
100,000,000 shares authorized, 6,260,568 and 6,251,838 issued and outstanding at October 31, 2005 and January 31, 2005, respectively	8,173	8,154

Additional paid in capital	650	644

Retained earnings	4,950	4,548

Total stockholders’ equity	13,773	13,346

Total liabilities and stockholders’ equity	$23,846	$23,477

INTERNATIONAL ABSORBENTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(US dollars, in thousands, except for per share amounts)

	Nine Months Ended		Three Months Ended
	October 31,	October 31,	October 31,	October 31,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Sales, net	$18,717	$16,995	$6,751	$5,999
Cost of goods sold	13,122	10,072	4,842	3,568

	5,595	6,923	1,909	2,431

Selling, general and administrative expenses	4,813	4,208	1,584	1,319

Income from operations	782	2,715	325	1,112
Interest expense	(241)	(113)	(80)	(37)
Interest income	56	15	23	9

Income before provision for income tax	597	2,617	268	1,084

Income tax provision	(195)	(832)	(80)	(348)

Net income	$402	$1,785	$188	$736

Basic earnings per share	$.06	$.30	$.03	$.12
Fully diluted earnings per share	$.06	$.29	$.03	$.12

Weighted average number of shares outstanding (in thousands)
Basic	6,258	5,915	6,261	6,011
Diluted	6,345	6,237	6,332	6,269

INTERNATIONAL ABSORBENTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(US dollars, in thousands)

	Nine Months Ended
	October 31,	October 31,
	2005	2004
	(unaudited)	(unaudited)
Cash flows from operating activities

Net income	$402	$1,785
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	975	490
Stock-based compensation	6	33
Tax benefit from exercise of stock options	—	35
Deferred tax	128	400
Changes in operating assets and liabilities Accounts receivable	(404)	(624)
Inventory	(775)	33
Prepaid expenses	(11)	(24)
Accounts payable and accrued liabilities	32	(7)
Income tax receivable/payable	(70)	245
Due to related party	—	1

Net cash flows from operating activities	283	2,367

Cash flows from investing activities
Purchase of short-term investments	(110)	(4)
Proceeds from short-term investments	220	—
Purchase of property, plant and equipment	(1,560)	(5,639)
Purchase of other assets	—	(153)
Changes in restricted cash	437	(1,075)

Net cash flows from investing activities	(1,013)	(6,871)

Cash flows from financing activities
Proceeds from long-term debt	—	6,669
Repayment of long-term debt	(296)	(2,121)
Proceeds from exercise of stock options	19	590

Net cash flows from financing activities	(277)	5,138

Net change in cash	(1,007)	634
Cash and cash equivalents, beginning of period	3,520	1,453

Cash and cash equivalents, end of period	$2,513	$2,087

Supplemental Cash flow Information
Cash paid for interest	$248	$198

Cash paid for income taxes	$130	$150

Non-cash investing activities
Change in property, plant and equipment and accounts payable for purchase of plant and equipment	$64	$(380)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.     Significant Accounting Policies
Basis of consolidation and presentation
The consolidated financial statements include the accounts of International Absorbents Inc. (the “Company”) and its wholly owned subsidiary Absorption Corp (“Absorption”), a Nevada corporation doing business in the states of Washington and Georgia.
These unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States and include the accounts of the Company and its wholly owned subsidiary. All significant inter-company transactions and balances have been eliminated upon consolidation. The accompanying interim condensed consolidated financial statements do not include all notes normally included in our audited annual consolidated financial statements and 10-KSB and therefore should be read in conjunction with our annual consolidated financial statements. The accompanying consolidated financial statements include all normal recurring adjustments which, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at October 31, 2005 and January 31, 2005, its results of operations for the three and nine months ended October 31, 2005 and 2004 and the statement of cash flows for the nine months ended October 31, 2005 and 2004.
Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for doubtful accounts and finance charges, income taxes, deferred income taxes and the related tax valuation allowance, accrual for the self-insured medical insurance plan and sales incentives.
New Accounting Pronouncements:
On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123R”). Under SFAS No. 123R, companies must calculate and record in the income statement the cost of equity instruments, such as stock options, awarded to employees for services received; pro forma disclosure will no longer be permitted. The cost of the equity instruments is to be measured based on the fair value of the instruments on the date they are granted (with certain exceptions) and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments.
SFAS No. 123R provides two alternatives for adoption: (1) a “modified prospective” method in which compensation cost is recognized for all awards granted subsequent to the effective date of this statement as well as for the unvested portion of awards outstanding as of the effective date; or (2) a “modified retrospective” method which follows the approach in the “modified prospective” method but also permits entities to restate prior periods to record compensation cost calculated under SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”) for the pro forma disclosure. On April 14, 2005, the Securities and Exchange Commission (the “SEC”) announced that it would delay the required implementation of SFAS No. 123R, allowing companies that are not small business issuers to adopt the statement no later than the beginning of the first fiscal year beginning after June 15, 2005. The Company will adopt SFAS No. 123R as of February 1, 2006 under the modified prospective method.
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
Compensation expense recognized under APB No. 25 for the grant of options to employees and non-employee directors was $-0- during the nine months ended October 31, 2005 and 2004. Had the Company determined compensation costs based on fair value at the date of grant for its awards under the method prescribed by SFAS No. 123, the Company’s net income and earnings per share would be as follows:
(US dollars, in thousands, except for per share amounts)

	Nine months ended		Three months ended
	October 31,	October 31,	October 31,	October 31,
	2005	2004	2005	2004
Net income	$402	$1,785	$188	$736
Stock based compensation recognized under APB No. 25, net of related tax effects	—	—	—	—
Compensation expense calculated in accordance with SFAS 123, net of related tax effects	(194)	(540)	(67)	(216)

Pro forma net income	$208	$1,245	$121	$520

Basic earnings per share
As reported	$0.06	$0.30	$0.03	$0.12
Pro forma	$0.03	$0.21	$0.02	$0.08

Diluted earnings per share
As reported	$0.06	$0.29	$0.03	$0.12
Pro forma	$0.03	$0.20	$0.02	$0.08
The pro forma compensation expense reflected above has been estimated using the Black-Scholes option-pricing model. Assumptions used in the pricing model included:

	2006	2005
a) risk free interest rate	3.81%	2.37%
b) expected volatility	124.2%	108.3%
c) expected dividend yield	0.00%	0.00%
d) estimated average life (in years)	6.43	4.40
Other stock-based compensation
The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees and non-employee directors in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services” (“EITF 96-18”). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18. Stock-based compensation recognized under SFAS No. 123 and EITF 96-18 was $6,000 and $33,000 during the nine-month periods ended October 2005 and 2004, respectively.

2.     Share Capital
Common Shares (U.S. Dollars, in thousands)

	Shares	Capital
Common shares outstanding, January 31, 2005	6,252	$8,154
Common shares outstanding, October 31, 2005	6,261	$8,173
Options
Stock options outstanding at October 31, 2005 and January 31, 2005 were 569,210 and 441,290, respectively. During the nine months ended October 31, 2005, 8,730 options were exercised, 7,500 options were forfeited, and 144,150 options were granted.
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
Business Segment Data — Nine Months Ended October 31, 2005
(US dollars, in thousands)

	Animal
	Care	Industrial	Consolidated
Revenues	$17,524	$1,193	$18,717
Operating cost and expenses	15,736	1,224	16,960

Operating income (loss) before depreciation and amortization	1,788	(31)	1,757
Depreciation and amortization			(975)
Interest expense			(241)
Interest Income			56

Net income before taxes			$597

Business Segment Data — Nine Months Ended October 31, 2004
(US dollars, in thousands)

	Animal
	Care	Industrial	Consolidated
Revenues	$16,003	$992	$16,995
Operating cost and expenses	12,774	1,016	13,790

Operating income (loss) before depreciation and amortization	3,229	(24)	3,205
Depreciation and amortization			(490)
Interest expense			(113)
Interest Income			15

Net income before taxes			$2,617

Business Segment Data — Three Months Ended October 31, 2005
(US dollars, in thousands)

	Animal
	Care	Industrial	Consolidated
Revenues	$6,163	$588	$6,751
Operating cost and expenses	5,525	564	6,089

Operating income (loss) before depreciation and amortization	638	24	662
Depreciation and amortization			(337)
Interest expense			(80)
Interest income			23

Net income before taxes			$268

Business Segment Data — Three Months Ended October 31, 2004
(US dollars, in thousands)

	Animal
	Care	Industrial	Consolidated
Revenues	$5,689	$310	$5,999
Operating cost and expenses	4,438	281	4,719

Operating income (loss) before depreciation and amortization	1,251	29	1,280
Depreciation and amortization			(168)
Interest Expense			(37)
Interest Income			9

Net income before taxes			$1,084

4.     Inventories components
(US dollars, in thousands)

	October 31,	January 31,
	2005	2005
Raw materials and supplies	$1,330	$831
Finished goods	853	577

	$2,183	$1,408

5.     Property, Plant and Equipment
(US dollars, in thousands)

	October 31,	January 31,
	2005	2005
Property, plant and equipment
Land	$1,547	$1,547
Buildings	8,474	8,420
Leasehold improvements	630	629
Equipment	10,039	8,470

	$20,690	$19,066
Less: Accumulated depreciation	(4,167)	(3,220)

	$16,523	$15,846

6.     Credit arrangements
On May 23, 2005, Absorption renewed a bank line of credit with Branch Banking & Trust Co. that provides for up to $2,000,000 of cash borrowings for general corporate purposes which is secured by accounts receivable and inventory of Absorption. Interest is payable on funds advanced at the one-month London Interbank Offered Rate (“LIBOR”) plus 2.5%. The line of credit matures on May 23, 2007. At October 31, 2005, the Company had no borrowings outstanding.
7.     Long-term debt
In March 2003, the Company completed a $2,910,000 bond financing, comprised of $2,355,000 as tax exempt and $555,000 as taxable. The bonds were issued through the Washington Economic Development Finance Authority in Washington State. The purchaser and holder of the bonds is GE Capital Public Finance. The tax exempt bonds have a fixed rate of 5.38% with a term of 190 months, maturing February 2019, and with interest-only payments for the first 52 months. The taxable bonds have a fixed rate of 5.53%, with a term of 52 months, maturing August 2007. The indebtedness underlying the bonds is secured by a mortgage on the real property, and a security interest in the equipment assets, located in Whatcom County, Washington. At October 31, 2005, the balance outstanding was $2,355,000 on the tax-exempt and $241,000 on the taxable bonds, respectively. At January 31, 2005, the balance outstanding was $2,355,000 on the tax-exempt and $337,000 on the taxable bonds, respectively.
In September 2004, the Company completed a $4,900,000 tax-exempt bond financing. Of the total proceeds from the financing, $2,099,000 were used to refinance a loan held by Branch Banking &Trust Co., $98,000 was paid for costs of issuance and the remaining proceeds of $2,703,000 were placed in a trust account to be used to finish the construction of the new production facility located in Jesup, Georgia. The bonds were issued by Wayne County Industrial Development Authority in the State of Georgia. The bonds have a variable rate equal to Branch Banking & Trust Co.’s Variable Rate Demand Bond “VRDB” rate ( 3.17 % as of November 24, 2005) plus a letter of credit fee of 0.95%, a remarketing fee of 0.125% and a $2,000 annual trustee fee. The term of these bonds is seven years for the equipment portion and 15 years for the real estate portion. At October 31, 2005 and January 31, 2005, the debt outstanding was $4,700,000 and $4,900,000, respectively.

8.     Legal Matters
On February 23, 2004, an arbitration demand was filed against Absorption seeking damages in the amount of approximately $1,000,000. This arbitration demand relates to a lawsuit that was filed on June 22, 1995 in the Boone Circuit Court of the Commonwealth of Kentucky against Absorption seeking damages in an immaterial amount. The lawsuit is captioned Wilder et.al. v. Absorption Corp., Civil Action No. 95-CI-547, and alleges breach of contract, fraud, violation of the Kentucky Unfair Trade Practices Act and other related claims. Absorption disputes the allegations of the arbitration demand and lawsuit and will vigorously defend against the actions, and, although Absorption cannot predict the outcome of pending proceedings, either in favor of Absorption as a recover of legal fees or against Absorption, Absorption expects that any outcome in this matter will not have a material effect on our financial condition. However, Absorption does expect that the outcome of this arbitration will be known as early as the forth quarter of fiscal year 2006.
9.     Earnings per share

	For the nine months ended
	October 31, 2005
	Net Income	Shares	Per share
	(numerator	(denominator)	amount
Basic earnings per share
Net income available to stockholders	$402,000	6,258,231	$0.06
Effect of dilutive securities
Stock options to purchase common stock	—	87,019

Diluted earnings per shares
Net income available to stockholders	$402,000	6,345,250	$0.06

	For the nine months ended
	October 31, 2004
	Net Income	Shares	Per share
	(numerator	(denominator)	amount
Basic earnings per share
Net income available to stockholders	$1,785,000	5,914,808	$0.30
Effect of dilutive securities
Warrants to purchase common stock	—	50,733
Stock options to purchase common stock	—	271,123

Diluted earnings per shares
Net income available to stockholders	$1,785,000	6,236,664	$0.29

	For the three months ended
	October 31, 2005
	Net Income	Shares	Per share
	(numerator	(denominator)	amount
Basic earnings per share
Net income available to stockholders	$188,000	6,260,568	$0.03
Effect of dilutive securities
Stock options to purchase common stock	—	71,185

Diluted earnings per shares
Net income available to stockholders	$188,000	6,331,753	$0.03

	For the three months ended
	October 31, 2004
	Net Income	Shares	Per share
	(numerator	(denominator)	amount
Basic earnings per share
Net income available to stockholders	$736,000	6,010,507	$0.12
Effect of dilutive securities
Warrants to purchase common stock		37,392
Stock options to purchase common stock	—	220,740

Diluted earnings per shares
Net income available to stockholders	$736,000	6,268,639	$0.12

10.     Subsequent event
In November 2005, the Company entered into a Loan Agreement (“Term Loan”) with BB&T in the principal amount of $283,000. The Term Loan has scheduled payments of principal and interest of $4,278 due monthly beginning February 18, 2006 with a final payment of all remaining principal and accrued interest due in November 2012. The Term Loan has an interest rate of one month LIBOR plus 2.25 percent. The proceeds of the Term Loan will be used to purchase additional equipment in the Jesup, Georgia production facility.
ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion is intended to further the reader’s understanding of the consolidated financial statements, financial condition, and results of operations of International Absorbents Inc. and its subsidiary. It should be read in conjunction with the consolidated financial statements, notes and tables which are included elsewhere in this quarterly report.
Some statements and information contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are not historical facts but are forward-looking statements. For a discussion of these forward-looking statements and important factors that could cause results to differ materially from the forward-looking statements, see “Risk Factors” and “Forward-Looking Statements” below.
Overview
International Absorbents is the parent company of its wholly owned U.S. subsidiary, Absorption Corp. International Absorbents is a holding company and Absorption is its operating entity. Management divides the activities of the operating company into two segments: the animal care industry and the industrial/commercial industry. We manufacture, distribute and sell this spectrum of products to both distributors and direct buying retailers.
Absorption is a leading manufacturer and seller of premium small animal bedding in North America. The primary product that we sell in this market is small animal bedding sold under the brand name CareFRESH®. We consider the activities that surround the manufacture and distribution of CareFRESH® to be our core business. Our business strategy is to promote and grow our core business and to create diversification in our market channels, our production methods, and our product lines in an effort to add strength and breadth to our business structure. As a result, we are dedicating significant resources to both building infrastructure for the support of our core business and creating more product and customer diversification. We believe that this strategy has started to provide results. Specifically, we continue to grow sales in our core business and improve the production process of our core CareFRESH® product while expanding sales of new products and existing products in new market channels.
During the second quarter of the current fiscal year we introduced two new products to the animal care market: Healthy Pet Cat Litter and CareFRESH® Colors. Healthy Pet Cat Litter is a line of cat litters through which our distributors will be offered a selection of five cat litters designed to be displayed together in one section of shelf space. They are all made of natural products in keeping with our corporate philosophy. CareFRESH® Colors is a colored bedding offering designed to fit into our product line as a step up from CareFRESH® Ultra, our white small animal bedding offering. The roll-out process for both of these products continued through the third quarter of the current fiscal year. Sales of CareFRESH® Colors exceeded expectations while sales of Healthy Pet Cat Litter did not meet expectations during the quarter. Because these are new product lines, management believes it is too early in their respective sales life cycles to be able to predict if these trends will continue.
Even though we are currently experiencing significant infrastructure-related costs, we believe our progress with the sales of new product lines will continue to move us toward developing more diversified sources of income, which we anticipate will help reduce the risks associated with a substantial reliance on sales from a single product.
RESULTS OF OPERATIONS
The following table illustrates our financial results for the third quarter of fiscal year 2006 as compared to the third quarter of fiscal year 2005 (U.S. dollars in thousands):

	Three months ended		Three months ended
	October 31,	Percent	October 31,	Percent	Percentage
	2005	of Sales	2004	of Sales	Change
Sales, net	6,751	100%	5,999	100%	13%
Cost of Goods Sold	4,842	72%	3,568	59%	37%

Gross Profit	1,909	28%	2,431	41%	-23%

Selling, general, & administrative expenses	1,584	23%	1,319	22%	20%

Income from operations	325	5%	1,112	19%	-74%

Interest Income	23	0%	9	0%	156%
Interest Expense	(80)	-1%	(37)	-1%	116%

Income before provision for income tax	268	4%	1,084	18%	-78%
Income tax	(80)	-1%	(348)	-6%	-80%

Net Income	188	3%	736	12%	-77%

The following table illustrates our financial results for the first nine months of fiscal year 2006 as compared to the first nine months of fiscal year 2005 (U.S. dollars in thousands):

	Nine months ended		Nine months ended
	October 31,	Percent	October 31,	Percent	Percentage
	2005	of Sales	2004	of Sales	Change
Sales, net	18,717	100%	16,995	100%	10%
Cost of Goods Sold	13,122	70%	10,072	59%	31%

Gross Profit	5,595	30%	6,923	41%	-20%

Selling, general, & administrative expenses	4,813	26%	4,208	25%	14%

Income from operations	782	4%	2,715	16%	-72%

Interest Income	56	0%	15	0%	273%
Interest Expense	(241)	-1%	(113)	-1%	113%

Income before provision for income tax	597	3%	2,617	15%	-78%

Income tax	(195)	-1%	(832)	-5%	-78%

Net Income	402	2%	1,785	11%	-79%

Revenues
Our net sales grew from $5,999,000 in the third quarter of fiscal year 2005 to $6,751,000 in the third quarter of fiscal year 2006, representing an increase of 13%. For the nine months completed October 31, 2005 our net sales were $18,717,000 as compared to $16,995,000 in the same period of the prior year, representing a 10% increase. Our core product line, CareFRESH®, continues to gain market share in the pet specialty market channel. Our strategy of diversification also showed some success with the continued growth of pet products such as CareFRESH® Ultra™ and Critter Care™, due to increased shelf facings and a reduction in the price of CareFRESH® Ultra™. Our strategy in regard to our industrial line of products has remained the same, which is to effectively service existing customers while focusing growth on consumer products. Consequently, industrial sales remained flat during the third quarter of fiscal year 2006 as compared to the same period in fiscal year 2005.
During the balance of fiscal year 2006, sales of CareFRESH® are expected to continue to grow slightly below the rate at which they grew during fiscal year 2005. Although we anticipate that CareFRESH® will continue to represent the majority of our sales through the 2006 fiscal year, we do not expect significant growth in sales of CareFRESH® because we have now reached significant levels of distribution throughout the United States. We expect that most of the growth in sales of our small animal bedding products will occur chiefly as a result of line extensions like CareFRESH Ultra™ and CareFRESH® Colors. We also see growth opportunities for these bedding products in the mass merchandiser and grocery market channels. Our products are selling well in these channels and are becoming more accepted by the consumer. We also expect revenue growth from our lines of cat litter but believe that the growth rate may be tempered by our roll-out strategy. We still expect our fiscal year 2006 overall annual sales to grow 10% to 15% over our fiscal year 2005 sales levels, although we now believe the growth rate will likely be in the lower end of this range.
Gross Profit
Our Jesup, Georgia production facility continued to make progress during the third quarter of fiscal year 2006 at increasing its production rate and efficiencies, although we did not make as much progress as we had hoped. This facility still has not achieved a break-even production rate, and thus it did not contribute to gross profits for the third quarter. This factor, along with major increases in utility rates, increased depreciation, and increased fuel surcharges on freight, have reduced our gross profit margin for the third quarter of fiscal year 2006 as compared to the same quarter in the previous year. These increased production costs, combined with increased promotional expenses, which reduced our net revenue, resulted in a decreased gross margin (gross profit divided by sales) for the first nine months and third quarter of fiscal year 2006, as compared to the same periods in the prior fiscal year. Specifically, our gross margin decreased from 41% in the first nine months of fiscal year 2005 to 30% in the first nine months of fiscal year 2006, while gross profit decreased to $5,595,000 for the first nine months of fiscal year 2006 from $6,923,000 for the first nine months of fiscal year 2005. For the third quarter of the current year as compared to the same quarter of the prior year, gross profit decreased from $2,431,000 with a gross margin of 41% to $1,909,000 with a gross margin of 28%.
We continue to expect that our gross margin will remain in the range of 28% to 33% for the current fiscal year. The reasons for this expectation are as follows. First, the cost savings we had projected from reduced transportation costs resulting from shipping to East coast customers from the Jesup, Georgia production facility have been offset by the extreme increases in fuel charges. However, without this facility margins would have been lower. Second, we are not achieving the overall reduced costs of raw materials that we had expected, due to increases in petroleum-based product prices, such as the cost of plastic bags. Third, we have not achieved the potential production efficiencies that we expect from our Jesup, Georgia facility. Progress in this regard has been slower than anticipated, but without this facility we would not have been able to meet market demand. We are also still studying whether to move our Bellingham, Washington production facility to our new Ferndale, Washington location. This move will not begin during fiscal year 2006. If we decide to move we will incur relocation and commissioning costs, which could reduce our gross margin. Additional depreciation charges, resulting from our new production facilities, will also have a negative effect on our gross margin. To offset the extreme increases in the cost of natural gas, we are in the process of installing new burners to heat our dryers at our Jesup, Georgia facility that operate at less than one third the cost of our current natural gas burners. They are expected to be in operation sometime during the first quarter of fiscal year 2007. We will continue to make capital investments in technology to decrease the cost of production.
Selling, General and Administrative Expenses
During the third quarter of fiscal year 2006, our selling, general and administrative expenses increased to $1,584,000 as compared to $1,319,000 in the third quarter of fiscal year 2005. For the nine months ended October 31, 2005 our selling, general and administrative expenses increased to $4,813,000 as compared to $4,208,000 in the same period of fiscal year 2005. Costs resulting from our compliance with recent SEC internal control requirements have started to have an impact on our general and administrative expenses. Moreover, we now have overhead expenses related to operating our Jesup, Georgia facility, increased property taxes on both of our new facilities, and increased depreciation expense.
During the balance of fiscal year 2006, we intend to continue our marketing initiatives. We also intend to expand our sales staff to provide more regional exposure at the retail store level, which we believe will increase both retail placement of new products and sales of all pet products.
General and administrative expenses (net of depreciation) are anticipated to continue to increase during fiscal year 2006 as we take steps to comply with the new regulatory requirements and build overhead infrastructure at our Jesup, Georgia facility.
Interest Expense
Interest expense in the first nine months of fiscal year 2006 totaled $241,000 as compared to $113,000 in the first nine months of fiscal year 2005. This increase was due to interest charges for the debt facility for the Jesup, Georgia plant that are no longer being capitalized, since construction is now complete. Fiscal year 2006 will be our first full year of interest expense resulting from the bonds for both our Washington facility and our Georgia facility. As a result, interest expense is expected to increase above levels previously incurred.
Income Tax
Absorption Corp incurred federal income taxes during the period at approximately the U.S. federal statutory rate. Losses incurred in Canada by International Absorbents have been fully reserved through the recording of a valuation allowance as net operating losses are not expected to be utilized in future periods.
Net Income
Our net income for the nine months ended October 31, 2005 decreased to $402,000, as compared to $1,785,000 in the first nine months of the prior fiscal year. For the third quarter of fiscal year 2006, our net income decreased to $188,000 from $736,000 in the same quarter last year. This decrease was the result of increased cost of goods sold (costs related to the commissioning of the Jesup, Georgia production facility, increased depreciation, increased energy and higher freight charges), increased promotional expenses, increased marketing expenses, and increased general and administrative expenses related to our compliance with new regulatory requirements. During the third quarter we continued to execute on our business plan, including investments in capital infrastructure, sales and marketing programs, and cost management controls. We feel that continued focus on the implementation of the key components of our business plan in the future will provide us with continued increases in production rates which help us to service the increase in demand for our products and generate revenues.
Once the commissioning of our Jesup, Georgia production facility is completed and it is running at targeted efficiencies, we expect to see overall cost effectiveness, however this improvement will be tempered if energy prices continue to rise. We project that selling and administrative costs will continue to grow. We will continue to invest in future marketing programs to offset competitive pressures as necessary and anticipate additional administrative costs resulting from new regulatory requirements, all of which may continue to lead to increased expenses and lower net income. The balance of fiscal year 2006 will also be the first full year that we will be paying interest on our long-term debt, which will continue to adversely impact our net income. In addition, we anticipate that increased depreciation resulting from our investment in plant and equipment will negatively affect our fiscal year 2006 net income.
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
The table below illustrates the effects this capital expansion plan has had on our financial statements (U.S. dollars in thousands):

	As of October	As of January
	31, 2005	31, 2005
Financial Condition
Total Assets	$23,846	$23,477
Total Liabilities	10,073	10,131
Total Stockholders’ Equity	$13,773	$13,346

Debt/equity ratio	0.73	0.76
Assets/debt ratio	2.37	2.32

Working Capital
Current assets	$7,055	$7,335
Current liabilities	$2,497	$2,195

Current ratio	2.83	3.34

Cash Position
Cash, restricted cash & short term investments	$2,621	$4,175
Cash generated from operations	$283	$3,693	*
* for the entire year ended January 31, 2005
Financial Condition
During the first nine months of fiscal year 2006, our assets have remained level as we work toward completion of the commissioning of our facility in Jesup, Georgia, a portion of which was paid for through long-term debt and a portion through cash. Our total assets were $23,477,000 at January 31, 2005 compared to $23,846,000 at October 31, 2005. We also had a decrease in total liabilities from $10,131,000 at January 31, 2005 to $10,073,000 at October 31, 2005 as a result of a slight decrease in short-term accounts payable.
On September 2, 2004, Absorption entered into a Letter of Credit and Reimbursement Agreement with Branch Banking & Trust Co. (“BB&T”), pursuant to which we requested that (a) the Wayne County IDA issue $4,900,000 aggregate principal amount of Wayne County’s tax exempt bond pursuant to an indenture by and between BB&T, as trustee, and Wayne County and (b) BB&T issue to Absorption an irrevocable letter of credit naming the trustee as beneficiary in the amount of $4,900,000. Of the total proceeds from the financing, $2,099,000 were used to pay off our prior indebtedness to BB&T, $98,000 was paid for costs of issuance and the remaining proceeds of $2,703,000 were placed in a trust account to be used to finish the construction of our new production facility located in Jesup, Georgia. For the issued bonds to receive tax exempt status, Wayne County IDA purchased Absorption’s real property in Jesup, Georgia from Absorption, and is leasing the real property back to Absorption at a lease rate equal to the bond payments, with the lease payments payable directly to BB&T. Upon repayment of the bonds in full, Wayne County IDA will transfer all right, title and interest in the real property and related production facility to Absorption for no additional consideration. While the bonds remain outstanding, as security for the indebtedness underlying the letter of credit, BB&T will hold a mortgage on the real property and a security interest in the equipment assets located on that property. The bond has a variable rate equal to BB&T’s Variable Rate Demand Bond “VRDB” rate (3.17% as of November 24, 2005), and Absorption is also required to pay an annual letter of credit fee equal to 0.95% of the initial amount of the letter of credit, an annual remarketing fee equal to 0.125% of the initial amount of the letter of credit and a $2,000 annual trustee fee. The term of the bonds is 15 years, maturing on September 1, 2019, and the term of the letter of credit is seven years, maturing on September 2, 2011. The equipment portion of the bonds is amortized over seven years and the real estate portion is amortized over 15 years. In addition, amounts owing under the letter of credit may be accelerated upon an event of default, including Absorption’s failure to pay any amount when due, or failure to perform any of its obligations or a breach of any of its representations or covenants under the agreement. In connection with this financing, International Absorbents agreed to unconditionally guarantee all of Absorption’s indebtedness to BB&T. At October 31, 2005, the balance outstanding was $4,700,000.
In March 2003, we completed a $2,910,000 bond financing, comprised of $2,355,000 as tax exempt and $555,000 as taxable. The bonds were issued through the Washington Economic Development Finance Authority in Washington State. The purchaser and holder of the bonds is GE Capital Public Finance. The tax exempt bonds have a fixed rate of 5.38%, with a term of 190 months, maturing February 2019, and with interest-only payments for the first 52 months. The taxable bonds have a fixed rate of 5.53%, with a term of 52 months, maturing August 2007. The indebtedness underlying the bonds is secured by a mortgage on our real property, and a security interest in our equipment assets, located in Whatcom County, Washington. At October 31, 2005, the balance outstanding was $2,355,000 on the tax-exempt and $241,000 on the taxable bonds, respectively.
Working Capital
During the third quarter of fiscal year 2006, our working capital position remained relatively flat. Current assets decreased from $7,335,000 at the end of fiscal year 2005 to $7,055,000 at the end of the third quarter of fiscal year 2006. The majority of the decrease in current assets occurred due to a reduction in cash primarily as a result of increases in accounts receivable and inventory, combined with the low level of net income. The accounts receivable increase resulted from higher sales, and the inventory increased as a result of inventory purchased for the staging of product at our Jesup, Georgia facility. Current liabilities increased from $2,195,000 at January 31, 2005 to $2,497,000 at October 31, 2005. These changes resulted in our current ratio (current assets divided by current liabilities) decreasing from 3.34 at the end of fiscal year 2005 to 2.83 at the end of the third quarter of fiscal year 2006.
Cash Position
We believe that our existing cash on hand, long-term debt and available line of credit currently provide us with enough cash to meet our existing needs for the foreseeable future. Cash, restricted cash, and short-term investments decreased during the first nine months of fiscal year 2006 from $4,175,000 at January 31, 2005 to $2,621,000 at October 31, 2005 primarily as a result of increases in accounts receivable and inventory and decreases in accounts payable as discussed above. We expect cash to remain at current levels for the balance of fiscal year 2006. We will continue to closely monitor both current liabilities and current assets as they relate to the generation of cash, with an emphasis on maximizing potential sources of cash.
On May 3, 2005 Absorption renewed its lease agreement with the Port of Bellingham, which extended the lease on our Bellingham, Washington production facility until August of 2007.
On May 23, 2005, Absorption renewed a bank line of credit agreement with Branch Banking & Trust Co. for up to $2,000,000, which is secured by accounts receivable and inventory of Absorption. Interest is payable on funds advanced at the LIBOR rate plus 2.5%. The line of credit matures on May 23, 2007. As of October 31, 2005, no borrowings were outstanding under the line of credit.
Cash Generated from Operations
During the first nine months of the current fiscal year we generated $283,000 in cash from operations, generated by income from operations offset by an increase in accounts receivable due to increased sales and an increase in inventory levels due to building inventory at our Jesup, Georgia production facility. If our sales continue to increase and we are able to continue to profitably produce our products, we should be able to continue to generate cash from operating activities, although it cannot be assured that this will be the case.
Financing and Investing Activities
Cash used in financing activities during the first three quarters of fiscal year 2006 was $277,000. This resulted from principal payments of $296,000 on long-term debt offset by cash received of $19,000 from the issuance of shares as a result of the exercise of stock options. Cash was used during the first nine months of fiscal year 2006 for investing activities resulting from our capital expansion plan. Cash used in investing activities for the first three fiscal quarters was approximately $1,013,000. The majority of the cash was used to purchase equipment for both of our main production facilities and to purchase software and related computer hardware for our new Enterprise Resource Planning (ERP) system.
The first phase of our production expansion plan was substantially completed during the third quarter of fiscal year 2004. This was the construction of our new West coast facility located in Ferndale, Washington. We had previously been operating in five separate long-term leased facilities in Whatcom County, Washington. This new facility, which was financed approximately half through debt and half through cash, has consolidated four of these leased facilities, resulting in what we anticipate to be an annual savings of approximately $450,000 in lease payments. The consolidation of these facilities has also provided us with savings in other expenses caused by inefficient logistics. The annual interest expense of the debt used to finance this facility is estimated to be approximately $144,000 per year.
Phase two of our production expansion plan is a production facility located in Jesup, Georgia. We purchased approximately fifteen acres of real property in Jesup, Georgia, with an existing 41,000 square foot facility, during August 2003 for $140,000, which we subsequently sold to, and leased back from, Wayne County IDA, as described above. We began construction during the fourth quarter of fiscal year 2004 on this property. The total project was completed at a cost of $6,650,000. Of the total cost, approximately $4,900,000 was financed through a long-term bank debt instrument and the balance was financed with cash on hand. The annual interest expense of the debt used to finance this facility is estimated to be approximately $149,000 a year.
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
We believe that this three-phase plan will give us the ability to grow our business, achieve significant cost savings, better serve our customers, expand our production lines, diversify and expand our production capacity and physically move manufacturing in a manner which is transparent to the users of our products.
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
Accounts Receivable and Allowance for Doubtful Accounts
We typically offer credit terms to our customers without collateral. We record accounts receivable at the face amount less an allowance for doubtful accounts and an allowance for finance charges. On a regular basis, we evaluate our accounts receivable and establish these allowances based on a combination of specific customer circumstances, as well as credit conditions and the history of write-offs and collections. Where appropriate, we obtain credit rating reports and financial statements of the customer to initiate and modify their credit limits. We obtain credit insurance for certain accounts that qualify for coverage in order to minimize credit risk exposure. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. At October 31, 2005 and January 31, 2005, management considered accounts receivable in excess of the allowances for doubtful accounts and finance charges to be fully collectible.
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
Revenue Recognition
Revenues from the sale of products are recognized at the time title passes to the purchaser, which is generally when the goods are conveyed to a carrier. Sales incentives are accounted for in accordance with the provisions of EITF 01-9 “Accounting for Consideration Given by a Vendor to a Customer.”
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
Our two largest customers accounted for approximately 23% and 21% of our net sales in the first nine months of fiscal year 2006, while the same customers accounted for approximately 24% and 18% of our net sales in the first nine months of fiscal year 2005.
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
We have significant indebtedness.
As of October 31, 2005, we had total long-term and current indebtedness under our bonds, capitalized-lease obligations and other asset financings of $7,296,000. We make interest payments (and principal payments on the taxable bond) on the indebtedness under our bonds, which are due in 2007 and 2019. We may incur substantial additional debt in the future. Our indebtedness could limit our ability to obtain necessary additional financing for working capital, capital expenditures, debt service requirements or other purposes in the future; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn. There is no guarantee that we will be able to meet our debt service obligations. If we are unable to generate sufficient cash flow or obtain funds for required payments, or if we fail to comply with covenants in our indebtedness, we will be in default. The indebtedness underlying our bonds is secured by a mortgage on our real property and a security interest in our assets. If we are in default under the agreements governing our indebtedness, the creditors may be able to foreclose on our property and assets, which would substantially harm our business and financial condition.
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

INTERNATIONAL ABSORBENTS INC. (Registrant)
Date: December 9, 2005	/s/ GORDON L. ELLIS
Gordon L. Ellis
President & Chief Executive Officer (Principal Executive Officer)

Date: December 9, 2005	/s/ DAVID H. THOMPSON
David H. Thompson
Secretary and Chief Financial Officer (Principal Financial Officer)