Form 10-K
period 2006-01-31
INTERNATIONAL ABSORBENTS INC
filed 2006-04-07
CIK 813634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission file number: 1-31642
INTERNATIONAL ABSORBENTS INC.
(Exact name of registrant as specified in its charter)

British Columbia, Canada	Not Applicable
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1569 Dempsey Road	V7K 1S8
North Vancouver, British Columbia	(Zip Code)
Canada
(Address of principal executive offices)
(604) 681-6181
(Registrant’s telephone number, including area code)
None
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Shares, no par value per share	American Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐	No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
           Large accelerated filer ☐                Accelerated filer ☐                Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
As of July 31, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $29,174,247 based on the closing sale price as reported on the American Stock Exchange.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 22, 2006

Common Shares, no par value per share	6,407,288 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual General and Special Meeting of Shareholders to be held on June 8, 2006	Part III

INTERNATIONAL ABSORBENTS INC.
Annual Report on Form 10-K
For the Fiscal Year Ended January 31, 2006
Unless otherwise indicated, all dollar amounts in this report are U.S. dollars.

PART I
ITEM 1. BUSINESS
Unless otherwise indicated by the context, as used in this Annual Report on Form 10-K, “we,” “us” and “our” refer to International Absorbents Inc. (“International Absorbents”) and our wholly-owned U.S. subsidiary, Absorption Corp. (“Absorption”).
General
International Absorbents is the parent company of its wholly owned U.S. subsidiary, Absorption. Absorption accounts for almost all of the consolidated entity’s assets and annual sales revenue. As such, International Absorbents is the holding company and Absorption is its operating entity. There are no other subsidiaries of International Absorbents.
Absorption is engaged in developing, manufacturing and marketing a wide range of animal care and industrial absorbent products made from off-spec and reclaimed cellulose fibers. International Absorbents was incorporated on May 13, 1983 under the laws of British Columbia, Canada. Absorption was incorporated in the State of Nevada on July 25, 1985.
Absorption is a leading manufacturer and seller of premium small animal bedding in North America. The primary product that we sell in this market is small animal bedding sold under the brand name CareFRESH®. We consider the activities that surround the manufacture and distribution of CareFRESH® to be our core business. In recent years, the animal care segment of our business (which includes small animal bedding) has been diversified by the addition of new sales channels and the introduction of animal feeds and cat litter into our product line. We have also diversified our industrial/commercial line of products by introducing a line of hydro-mulch, which is used for soil erosion prevention.
The majority of our products, in both the animal care and Industrial/commercial segments, are sold in the United States, though we do sell products internationally.
Industry and Market Trends
Animal Care
Based on trade publications, participation in trade and professional associations and communications with our customers and suppliers, we believe that over the past five years there are trends that have resulted in changes in the markets that we serve. Our products are designed to respond to changes in demand resulting from these trends. Some of the trends are discussed below.
Our primary small animal care product, CareFRESH® has become a product leader in its market segment. We believe this has caused a change in consumer buying habits away from the traditional wood shavings products and into cellulose fiber products. As a result, consumers in the pet specialty industry are more willing to try cellulose products, mainly based on the performance characteristics as compared to the performance of the traditional wood shavings products.
In addition to change in product preferences, consumers have also changed their shopping habits. Consumers traditionally purchased a majority of their small animal bedding products at pet specialty stores. In recent years, the consumer’s desire for the convenience of “one stop shopping” has resulted in a shift of these buyers to the mass merchandise and grocery channels. This shift has reduced the percentage of bedding and animal supply products sold in the pet specialty market. We have attempted to address this trend, while protecting our core business, by focusing sales efforts in the mass merchandise and grocery channels with brands specific to those channels.
We believe that the fastest growing segment of the cat litter market is the natural litter segment, though this segment remains less than 10% of the total cat litter market. This growth comes from increased consumer concern about how some traditional cat litter products affect the health of their pets, real and perceived performance benefits from the natural products, and the transference of consumer emotional buying motivations from human products to pet products. However, even with this growing level of concern, product performance is still a key factor with most consumers. We believe our animal care products address many of these factors.
Industrial/Commercial
Environmental regulation and economics have reduced the volume of leaks, drips and spills in manufacturing settings over the past decade. As a result, fewer industrial absorbent products such as socks, pads and pillows are used as a part of routine maintenance. At the same time, the cost of non-compliance has resulted in more sophisticated solutions in prevention, control and remediation of liquid waste. Supply chain logistics have become a more important part of the sales and distribution model for large volume users while low volume waste generators continue to be serviced via a variety of methods and channels.
Our hydro mulch products address erosion control, which is a segmented business divided by economic factors pitted against performance issues. As a result, there is an increasing variety of “mulch” products aimed at the low priced, high volume part of the market. At the same time, increasing regulation, technical service and application specific solutions are driving the top end of the market where severe slopes or sensitive environmental factors dictate both the products and the methods used to control erosion. In an effort to meet the variety of product requirements, alliances are being formed between manufacturers in order to supply a customer’s total need.
Summary
In general for both our animal care and industrial/commercial segments, economic conditions are resulting in strategic alliances between manufacturers and distributors in all channels. Supply chain costs are being driven down as retailers and distribution partners become more demanding and force innovation on the part of manufacturers. Energy costs, for both transportation and manufacturing have been absorbed by many manufacturers over the last half of 2005 but are more frequently being passed on in 2006. Consumer response to increased prices is as yet unknown but remains a concern for retailers and their suppliers, including us.
Business Strategy
We design, manufacture, and sell products that are of high quality and performance, easy to use and cost effective for consumers. We also focus on producing products that are known for their environmentally friendly characteristics. We provide rapid delivery of our products and prompt service and sales support. Based on communication with our customers and other industry participants, we believe that our products have strong brand name recognition and we seek to continue to develop the value of our brands through a variety of customer-driven strategies. Information provided by customers has led to the development of many of our products and we expect that customer needs will continue to shape our product development, marketing, and services. In the pet industry, our products are designed to make owning a small animal a safe, healthy and enjoyable experience.
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
In recent years we have added significantly to our capital infrastructure to diversify our production facilities. This process has reduced the risk of not being able to deliver product to our customers on a timely basis due to major break-downs; has resulted in the location of production facilities closer to the consumer, thereby reducing the cost of transportation and increasing our service levels; and has increased our production capacity, which gives us the ability to grow into the future.
Our long-term strategy is to develop, acquire, and/or invest in product lines or businesses that (a) complement our existing product lines, (b) can be marketed through existing distribution channels, (c) might benefit from the use of our existing brand names, and (d) are responsive to the needs of our customers.
Business Segments
We are involved primarily in the development, manufacture, distribution and sales of absorbent products. Our assets are located, and our operations are primarily conducted, in the United States.
We define our business segments based upon the market in which our customers sell products. We operate principally in two business segments: the animal care industry and the industrial/commercial industry. We make decisions related to resource allocation and performance assessment based on these two identifiable segments. As a result, we elected to combine what historically were our two smallest segments (industrial cleanup and hydro mulch) into one new segment – the industrial/commercial segment effective as of the third quarterly report in fiscal year 2005.

Our management team evaluates segments based upon operating income generated by each segment before depreciation and amortization. Depreciation and amortization are managed on a consolidated basis and as such are not allocated to individual segments. There are no inter-segment transactions or significant differences between segment accounting and corporate accounting basis.
A table showing the financial results for fiscal year 2006 for the two segments can be found in Note 14 (Segmented Information) to our financial statements contained elsewhere in this Annual Report.
Animal Care
Products
Animal Bedding Products
Our leading product is small animal bedding made from cellulose fiber. It is utilized as a substrate for rodents, rabbits, reptiles and hand-fed exotic birds instead of wood shavings, hardwood chips and corn cobs. We believe that our product is superior to traditional bedding materials because it is better able to control and contain ammonia odors. We are a significant bedding supplier to major pet store chains and to independent pet stores through the use of a wide North American network of wholesale distributors. The bedding is also widely used by universities and research facilities. We market our animal bedding under the brand names CareFRESH® pet bedding, CareFRESH® laboratory animal bedding, Healthy Pet™ pet bedding and CritterCare™ pet bedding depending on the distribution channel. We anticipate that CareFRESH® will continue to represent the majority of our sales through the next fiscal year.
Pet Litter Products
We produce and sell a range of Healthy Pet™ “natural” cat litters made from cellulose fiber, wood, grain and plant based materials. These products are aimed at the “holistic” market and are designed to be healthier for pets and people than traditional clay litter because of potential health problems associated with crystalline silica in clay products. Our products also generally prove to be less dusty and to weigh less than other mineral-based litter products, making their handling and disposal easier.
We were among the first to offer a dog litter product, which we believe created an entirely new retail category, and which helps provide a lifetime comfort solution for small house-bound dogs. We sell our pet litter products through veterinary, laboratory, pet specialty and general merchandise distribution channels under the brand names Healthy Pet™ and Puppy Go Potty™.
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
Markets
A majority of our animal products are sold in the pet specialty channel, through wholesale distributors throughout North America, and to the two major pet supply retailers, which are our two largest customers as described below under “Risk Factors.” Competition for the small animal bedding business comes primarily from regional suppliers of wood shavings and major small animal food/bird seed manufacturers who sell wood shavings and corncob bedding as product line extensions. These food manufacturers offer distributors and retailers the advantage of a single source supply, cross marketing opportunities between food and bedding and, in some cases, strong brand recognition within the animal bedding pet specialty channel. While we believe no other company currently has a product that performs as well as our patented and proprietary flagship product, the success of our product has led to the entry of additional competitors in the cellulose bedding category.
The consolidation of the pet retail business that began over 10 years ago has expanded in recent years to the distributor level.

This means that there are fewer, but larger, customers for our products. We believe that the logistical requirements of serving these larger customers are a barrier to entry into the market for many smaller companies. However, the larger customers frequently seek supply partners with more than one product line in order to reduce supply chain costs and to be able to deal with fewer suppliers. Manufacturers are being consolidated as well, primarily by private equity firms and two public companies. We will continue to expand our product offerings in order to take advantage of our existing relationships with major customers and the wholesale distributor network we have established. We estimate that we have product in 80% of the pet specialty stores in North America and enjoy a market share of approximately 22% in the pet specialty channel for our flagship CareFRESH® brand. We have introduced over a dozen new products over the past two years to broaden our product offerings in an effort to make us less dependent on our flagship line.
The general merchandise channel, most notably Wal-Mart, Kmart and Target, accounted for approximately one-half of the wood shavings sold for pet bedding in the United States during 2002, the most recent date for which this information is available. Since general merchandise retailers typically offer most pet products as a convenience item, their product offering is generally not as broad as in the pet specialty channel, and the product duplication found in the pet specialty channel is generally lacking. As a result, niche products such as our pet bedding are generally only found at stores with larger pet departments. Additionally, since the three largest general merchandise retailers, namely Wal-Mart, Kmart and Target, account for approximately 70% of the dollar volume in this channel, products must be successful in one or more of these three major retailers in order to achieve significant market share. We entered the general merchandise channel in 2001 and added additional resources to increase our business in this distribution channel in 2003.
Industrial/Commercial Products
We manufacture loose particulate, pillows, socks, booms, pads and spill kits for use in spill clean up and plant maintenance in the manufacturing, repair and operations (MRO) marketplace. These products are either general purpose in nature or specifically designed for oil-based liquids.
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
Our strategy in regard to our traditional industrial line of products is to effectively service existing customers while looking for new channels of distribution and market opportunities.
In addition to the traditional industrial absorbent products described above, we manufactur hydro mulch from wood fiber and/or recycled paper, and various polymers and tackifiers. It is used for the purpose of erosion control and moisture retention while seed is germinating. Typical applications include exposed surface areas that require seeding such as roadsides, large earth-moving projects, land reclamation sites, playing fields and golf courses. The wood fiber used to manufacture hydro mulch is generally different than the paper fiber used to produce our other products, so it does not compete with our other products for raw materials. There are synergies between the production of hydro mulch and the production of our other products in both reduction of the overall energy cost per unit produced and in the ability of the hydro mulch equipment to produce refined fiber as a supplement feed material for out other products.
Markets
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
Clay absorbents are sold as commodities on a price basis. Competitors who offer clay-based floor sweep materials are generally regional mines and re-packagers. Other organic products such as corncobs also compete in this category. We believe that our products are superior in absorption rate and capacity, are lighter in weight, and have a lower environmental and financial cost from production to disposal than mineral-based absorbents. However, due to the price sensitivity in the MRO marketplace and less stringent regulations and enforcement on “low level waste generators,” our industrial sorbent products have limited sales, brand recognition and market share.
Polypropylene is used in a variety of marine spill and MRO-based applications. After years of strong downward price pressure, the polypropylene industry has consolidated, resulting in fewer manufacturers and converters. This has resulted in a general increase in the price of polypropylene products, which is favorable to our higher priced, cellulose pads. However, we believe that established distribution networks, a reduction in the volume of sorbents used and the significant price differential that still exists in this market all limit our sales results at present. We have experienced the most success in selling Absorbent W™ for cleaning up hydrocarbons in the presence of water and for filtering hydrocarbons from contaminated liquids. Absorbent W™ is a low-cost way to enhance the performance of costly mechanical and carbon based filtration system. We believe that more stringent surface runoff regulations may eventually open up new opportunities for Absorbent W™ in storm water runoff applications.
Hydro mulch is applied to road construction cuts, large land clearing projects and even in some turf grass seeding operations. There are three major companies and several regional manufacturers of hydro mulch. We sell directly to end users, through distributors and on a private label basis through one of the three major companies in the hydro mulch business. Because of the cost of transporting a bulky, lower value product, regional manufacturing is advantageous to national sellers and we believe that our West Coast location complements our private label partner’s eastern production facility.
Competition
We face a variety of competition in all of the markets in which we participate. This competition ranges from subsidiaries of large national or international corporations to small regional manufacturers. While price is an important factor, we also compete on the basis of quality, breadth of product line, service, field support and product innovation. Markets tend to differ by region and as a result, within each region we compete with companies of varying sizes, several of which also distribute their products nationally. Our competitors include a variety of manufacturers that have operations in the United States and Canada. Most of our competitors do not compete with all of our product lines and many have products with which we do not compete.
Raw Materials
Our animal care bedding, pet litter and industrial products are made from raw materials that are available from a number of suppliers. The cost of these raw materials varies widely based on the source and quality. These products are manufactured in our facilities located in Bellingham, Washington; Lynden, Washington; Ferndale, Washington; and Jesup, Georgia. The main component for our animal care bedding, pet litter and industrial products is a cellulose fiber by-product. Pulp and paper mills in British Columbia, Canada, the State of Washington, the State of Georgia, and the State of Florida provide this raw material. We do not have contracts for supply of all of our needed primary raw material, however, we believe that our production rates can be fully supported by combinations of fiber from various pulp and paper mills in all of our locations, although the cost of raw fiber stock for our east coast operations is currently higher than in Washington State, largely due to the product mix required. We believe that this diversification of raw material sources improves our ability to fill our fiber needs and improves the quality of our product.
The raw material used for hydro mulch is unprocessed wood chips. The chips are obtained from multiple vendors located in western Washington State and British Columbia. We believe there will be an adequate supply of this material available to meet our manufacturing needs for the foreseeable future.
We have recently converted our Georgia facility dryer from natural gas operation to a sawdust fired burner. We believe there will be an adequate supply of this material available to meet our fuel needs for the foreseeable future.
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
Marketing and Distribution
Manufacturing, marketing and distribution activities are carried out by our subsidiary Absorption and its wholesale distributors. During fiscal year 2006 we increased our investment in our sales and marketing efforts; if sales continue to increase, staffing will be adjusted to meet the demand.
Our animal care products are sold through approximately 50 wholesale pet supply distributions and direct buying retailers throughout North America. Our industrial products are sold in limited markets in the United States and through a master distributor agreement in Canada. Industrial products are also sold through distribution partners in Australia, Singapore, Japan, Taiwan, South Korea, Denmark, Israel and China.
Research and Development
Current research and development activities include refining existing products, as well as developing new pet products and related manufacturing processes for both the animal care industry and industrial markets. Our research and development department also analyzes and tests the competitive products to determine new applications for our existing products. Research and development expenses were $35,000, $85,000 and $30,000 during fiscal years 2006, 2005 and 2004, respectively.
Intellectual Property
Our intellectual property is important to our success. In general, we attempt to protect our intellectual property rights through patent, copyright, trademark and trade secret laws and contractual arrangements. However, there can be no assurance that our efforts will be effective to prevent misappropriation of our technology, or to prevent the development and design by others of products or technologies similar to or competitive with those developed by us.
Absorption has been issued two United States patents and has one pending and one provisional patent on various degradable particulate absorbent materials and our manufacturing process.
Number of Employees
As of March 2006, we had 135 employees, of which 117 are full-time employees and none of which are represented by labor unions. In addition, we employ a small number of temporary employees and contractors to provide management, administration, manufacturing, and marketing services.
Product Liability
We design and manufacture most of our standard products and expect that we will continue to do so. We employ engineers and designers to design and test our products under development and maintain a quality control system.
Environmental, Health and Safety Matters
We are subject to environmental laws and regulations governing emissions into the air, discharges into the water, generation, handling, storage, transportation, treatment, and disposal of waste materials. We are also subject to other federal and state laws and regulations regarding health and safety matters. In addition, we are subject to regulations governing our food products, including those promulgated by the U.S. Department of Agriculture. We believe that we have obtained all material licenses and permits required by environmental, health, and safety laws and regulations in connection with our operations and that our policies and procedures comply in all material respects with existing environmental, health and safety laws and regulations. Non-compliance with such standards could result in the closure of our particulate manufacturing operations, expenditures for necessary corrective actions or the possible imposition of fines.
Internet Website
All our filings with the Securities and Exchange Commission (the “SEC”) including our annual reports on Form 10-K,

quarterly reports on Form 10-Q, current reports on form 8-K and amendments to those reports, made pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge on our internet website, www.internationalabsorbents.com. Reports are posted as soon as reasonably practicable after such material is filed with, or furnished to, the SEC. They can be found through the investor relations section under the “SEC Filings” tab on our website.
ITEM 1A. RISK FACTORS
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
Our two largest customers accounted for approximately 23% (Petco) and 22% (Petsmart) of our net sales in fiscal year 2006, while the same customers accounted for approximately 22% and 21%, respectively, of our net sales in fiscal year 2005.
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
Our future growth may depend on our ability to penetrate new domestic and international markets, which could reduce our profitability.
Our current sales projections indicate that growth in sales will need to come from new products and new markets, including international markets. International small animal care customs, standards, techniques, and methods differ from those in the United States. Laws and regulations applicable in new markets may be unfamiliar to us. Compliance may be substantially more costly than we anticipate. As a result we may need to redesign products, or invent or design new products, to compete effectively and profitably in new markets. We expect that we will need significant time, which may be years, to generate substantial sales or profits in new markets.

Other significant challenges to conducting business in foreign countries include, among other factors, local acceptance of our products, political instability, currency controls, changes in import and export regulations, changes in tariff and freight rates, and fluctuations in foreign exchange rates. We might not be able to penetrate these markets and any market penetration that occurs might not be timely or profitable. If we do not penetrate these markets within a reasonable time, we will be unable to recoup part or all of the significant investments we may have made in attempting to do so.
We cannot be certain that our product innovations and marketing successes will continue.
As noted above, we believe that our future success will partially depend upon our ability to continue to improve our existing products through product innovation and to develop, market and produce new products. We cannot assure you that we will be successful in the introduction, marketing and production of any new products or product innovations, or develop and introduce in a timely manner innovations to our existing products which satisfy customer needs or achieve market acceptance. Our failure to develop new products and introduce them successfully and in a timely manner could harm our ability to grow our business and could have a material adverse effect on our business, results of operations and financial condition.
Competition in our industries may hinder our ability to execute our business strategy, maintain profitability, or maintain relationships with existing customers.
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
Competition could cause lower sales volumes, price reductions, reduced profits, losses, or loss of market share. Our inability to compete effectively could have a material adverse effect on our business, results of operations and financial condition.
Additional increases in our costs of goods sold, including the costs of raw materials, transportation costs or labor expenses, could have an adverse effect on our financial condition.
Our business places heavy reliance on raw materials being readily available. Although we believe that there are a number of pulp and paper mills in British Columbia, Canada, the State of Washington, the State of Georgia, and the State of Florida that can provide us with the raw materials necessary to conduct our business, any significant decreases in supplies, or any increase in costs or a greater increase in delivery costs for these materials, could result in a decrease in our margins, which would harm our financial condition. For example, in the second quarter of fiscal year 2005, we experienced a decreased availability of our main raw material, waste wood fiber, which resulted in downward pressure on our gross profits for the period. We currently do not have ideal raw material sources for our needed primary raw material, waste wood pulp, to be supplied to our Georgia facility. Although we believe we will be able to obtain the required material in the region, any significant shortfall of material would result in a significant increase in the cost of producing our primary products.
In addition, we have recently experienced exceedingly high energy and transportation expenses. Any further increases in these costs will continue to have an adverse effect on our financial results. Moreover, we face a risk of increased labor costs, including significant increases in worker’s compensation insurance premiums and health care benefits, which could further negatively impact our results of operations.
Our business is subject to many regulations and noncompliance could be costly.
The manufacture, marketing and sale of our products are subject to the rules and regulations of various federal, provincial, and state agencies, including, without limitation, regulations governing emissions into the air, discharges into the water, generation, handling, storage, transportation, treatment, and disposal of waste materials. We are also subject to other federal and state laws and regulations regarding health and safety matters.

If we do not obtain all material licenses and permits required by government, we may be subject to regulatory action by government authorities. Moreover, if our policies and procedures do not comply in all respects with existing laws and regulations, our activities may violate such laws and regulations. Even if our policies and procedures do comply, but our employees fail or neglect to follow them in all respects, we might incur similar liability. For example, if a regulatory authority finds that a current or future product or production run is not in compliance with any of these regulations, we may be fined, production may be stopped or a product may be pulled from the shelves, any of which could adversely affect our financial conditions and operations.
In addition, any adverse publicity associated with any noncompliance may damage our reputation and our ability to successfully market our products. Furthermore, the rules and regulations are subject to change from time to time and while we closely monitor developments in this area, we have no way of anticipating whether changes in these rules and regulations will be made that would impact our business adversely. Additional or revised regulatory requirements, whether labeling, environmental, health and safety, tax or otherwise, could have a material adverse effect on our financial condition and results of operations.
We have significant indebtedness, the nonpayment of which could harm our business.
As of January 31, 2006, we had total long-term and current indebtedness under our bonds of $7,263,000. We make interest payments (and principal payments on the taxable bond) on the indebtedness under our bonds, which are due in 2007 and 2019. We may incur substantial additional debt in the future. Our indebtedness could limit our ability to obtain necessary additional financing for working capital, capital expenditures, debt service requirements or other purposes in the future; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn. There is no guarantee that we will be able to meet our debt service obligations. If we are unable to generate sufficient cash flow or obtain funds for required payments, or if we fail to comply with covenants in our indebtedness, we will be in default. The indebtedness underlying our bonds is secured by a mortgage on our real property and a security interest in our assets. If we are in default under the agreements governing our indebtedness, the creditors may be able to foreclose on our property and assets, which would substantially harm our business and financial condition.
If we fail to maintain an effective system of internal and disclosure controls, we may not be able to accurately report our financial results or prevent fraud.
Effective internal and disclosure controls help us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our securities. We have in the past discovered deficiencies in our internal controls as defined under interim standards adopted by the Public Company Accounting Oversight Board (“PCAOB”) that require remediation. Furthermore, our independent auditor has, in the past, advised us that it had noted certain reportable conditions in our internal financial reporting and accounting controls. Additionally, it is possible that as we continue our ongoing review and analysis of internal control over financial reporting for compliance with the Sarbanes-Oxley Act of 2002, additional weaknesses in internal controls may be discovered.
If we need to raise additional capital for our operating plan, our business would be harmed if we were unable to do so on acceptable terms.
We currently anticipate that our existing capital resources and cash flows from operations will enable us to maintain our currently planned operations for the foreseeable future. However, our current operating plan may change as a result of many factors, including general economic conditions affecting the U.S. economy, which are beyond our control. If we are unable to generate and maintain positive operating cash flows and operating income in the future, we may need additional funding. We may also choose to raise additional capital due to market conditions or strategic considerations even if we believe that we have sufficient funds for our current or future operating plans. If additional capital were needed, our inability to raise capital on favorable terms would harm our business and financial condition. To the extent that we raise additional capital through the sale of equity or debt securities convertible into equity, the issuance of these securities could result in dilution to our shareholders.
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
Our success will depend, in part, on our ability to maintain protection for our products under U.S. patent laws, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. We have been issued two U.S. patents. Patent applications may not successfully result in an issued patent. Issued patents may be subject to challenges and infringements. Furthermore, others may independently develop similar products or otherwise circumvent our patent protection. Should we fail to obtain and protect our patents, our competitive advantage will be harmed.
The products that we manufacture could expose us to product liability claims, and our manufacturing process may pose additional risks.
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
Moreover, as part of our manufacturing process, we use complex and heavy machinery and equipment that can pose severe safety hazards, especially if not properly and carefully used.
Natural disasters could decrease our manufacturing capacity.
Most of our current and planned manufacturing facilities are located in geographic regions that have experienced major natural disasters, such as earthquakes, floods, and hurricanes. Our disaster recovery plan may not be adequate or effective. We do not carry earthquake or flood insurance. Other insurance that we carry is limited in the risks covered and the amount of coverage. Our insurance would not be adequate to cover all of our resulting costs, business interruption and lost profits when a major natural disaster occurs. A natural disaster rendering one or more of our manufacturing facilities totally or partially unusable, whether or not covered by insurance, would materially and adversely affect our business and financial condition.
The price for our common shares may continue to be volatile.
The market price of our common shares, like that of many other emerging companies, has been highly volatile, experiencing wide fluctuations not necessarily related to the operating performance of such companies. Factors such as our operating results, announcements by us or our competitors concerning innovations and new products or systems may have a significant impact on the market price of our securities. In addition, we have experienced limited trading volume in our common shares.
The liquidity of our stock depends in part on our continued listing with the American Stock Exchange.
In March 2003, we received official notice from the American Stock Exchange (“AMEX”) that our common stock had been approved for listing. In order to continue to have our common shares listed, we must remain in compliance with the AMEX listing standards, including standards related to stock price, market capitalization and corporate governance. If we are unable to do so, AMEX could de-list our stock, in which event the liquidity and the value of our shares could be adversely impacted.

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
FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements. They can be identified by the use of forward-looking words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates” or other comparable words, or by discussions of strategy, plans or goals that involve risks and uncertainties that could cause actual results to differ materially from those currently anticipated. You are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those set forth above under “Item 1A-Risk Factors” and as described from time to time in our reports filed with the SEC, including this Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q. Forward-looking statements include, but are not limited to, statements referring to our future growth strategies, prospects for the future, potential financial results, market and product line growth, abilities to enter new markets, ability to introduce new products, benefits from infrastructure improvements and our competitiveness and profitability as a result of new sales and marketing programs.

ITEM 2. PROPERTIES
Bellingham, Washington
Absorption leases approximately 0.7 acres of land from the Port of Bellingham in the State of Washington, where our absorbent manufacturing facility is situated. In calendar year 2005 we negotiated a two-year extension of the existing lease which will now expire on August 31, 2007. Under the terms of the lease extension, monthly lease payments will be waived in lieu of our agreement to remove all buildings and equipment from the property prior to the expiration of the lease. We believe that the cost of removal will approximately equal the waived lease payments. Under the lease, Absorption must maintain a performance bond and pay for all maintenance, taxes and insurance on the property.
We constructed our manufacturing facility on the Bellingham site in 1987, and it contains approximately 13,000 square feet of production and office space. We believe this facility, in combination with our Georgia facility described below, will be adequate for our manufacturing needs for products in both of our segments for the near future.
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
Jesup, Georgia
On August 20, 2003, we purchased 14 acres of land zoned light industrial in Jesup, Georgia for $140,000, which included a 41,000 square foot steel warehouse building. During fiscal year 2005, we constructed approximately 45,000 square feet of additional warehousing and manufacturing space on the property at a cost of $6,650,000. The construction was financed with cash on hand and a debt facility from Branch Banking &Trust Co. (“BB&T”). Pursuant to our letter of credit with BB&T and in connection with the issuance of certain tax exempt bonds by Wayne County Industrial Development Authority (“Wayne County IDA”), we sold our real property in Jesup, Georgia to Wayne County IDA and are currently leasing the real property back from Wayne County IDA. Upon repayment of the bonds in full, Wayne County IDA will transfer all right, title and interest in the real property and related production facility to Absorption for no additional consideration. While the bonds remain outstanding, as security for the indebtedness underlying the letter of credit, BB&T will hold a mortgage on the real property and a security interest in the equipment assets located on that property. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for additional information regarding this financing transaction. We manufacture and warehouse multiple product lines in both segments at this facility.
Vancouver, British Columbia, Canada
We also share 1,640 square feet of office space with a related party in North Vancouver, British Columbia, Canada. The terms of our rental agreement call for monthly payments of $500 towards the office space and include the use of office furniture and equipment (see Part III, Item 13 “Certain Relationships and Related Transactions”).
We believe that our existing properties are in good condition, are adequately insured in a manner consistent with other similarly situated companies and will meet our manufacturing and warehousing needs for the foreseeable future.
Our owned properties are subject to mortgages to secure the indebtedness under our bonds and long-term debt, which together amounted to $7,263,000 as of January 31, 2006.

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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
During the fourth quarter of fiscal year 2006 there were no matters submitted to a vote of our security holders.
PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS,AND ISSUER PURCHASES OF EQUITY SECURITIES
Market information
Our Common Shares are currently listed on the American Stock Exchange (since March 21, 2003), under the trading symbol IAX. Shown below are the high and low sale prices for the Common Shares for each of the fiscal years ending January 31, 2006 and 2005 as listed on the American Stock Exchange and the OTC Bulletin Board. The following quotations, as provided by the American Stock Exchange and the OTC Bulletin Board (Nasdaq Trading & Market Services), represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations may not represent actual transactions.

	FISCAL YEAR		FISCAL YEAR
	2006		2005
	HIGH	LOW	HIGH	LOW
First quarter	4.99	4.35	6.05	4.20
Second quarter	4.65	3.55	5.51	3.91
Third quarter	4.66	3.01	5.40	3.95
Fourth quarter	3.37	2.80	5.30	4.15
Shareholders
We had 478 holders of record of our Common Shares at January 31, 2006.
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
ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth our selected consolidated financial information for each of the five years ended January 31, 2006, 2005, 2004, 2003, and 2002 (presented in thousands of U.S. dollars, except per share amounts), derived from our audited Consolidated Financial Statements, the most recent three years of which appear elsewhere herein.

	Year Ended January 31,
	2006	2005	2004	2003	2002

Statement of Operations Data:
Sales, net	25,436	22,163	19,618	16,077	12,182
Cost of goods sold	17,788	13,716	12,162	9,278	6,626

Gross profit	7,648	8,447	7,456	6,799	5,556

Selling, general & administrative expenses	6,455	5,691	5,187	4,620	3,445

Income from operations	1,193	2,756	2,269	2,179	2,111

Interest expense	(326)	(173)	(92)	—	—
Interest income	73	75	43	48	137
Impairment of note receivable from affiliate	—	—	—	—	(667)

Income before provision for income taxes	940	2,658	2,220	2,227	1,581

Income tax provision	(285)	(868)	(785)	(724)	(533)

Net Income	655	1,790	1,435	1,503	1,048

Basic net income per share of common stock	0.10	0.30	0.25	0.27	0.19

Diluted net income per share of common stock	0.10	0.29	0.24	0.26	.018

Balance Sheet Data:
Working capital	4,974	5,140	2,982	4,911	5,766
Property, plant and equipment, net	16,430	15,846	10,348	3,971	1,341
Total assets	24,513	23,477	15,943	10,309	8,257
Long-term debt, including current portion	7,263	7,592	3,076	—	—
Total liabilities	10,359	10,131	5,440	1,490	1,101
Total stockholders, equity	14,154	13,346	10,503	8,819	7,156

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion is intended to further the reader’s understanding of the consolidated financial statements, financial condition, and results of operations of International Absorbents and Absorption. It should be read in conjunction with the consolidated financial statements, notes and tables which are included elsewhere in this annual report.
Some statements and information contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are not historical facts but are forward-looking statements. For a discussion of these forward-looking statements and important factors that could cause results to differ materially from the forward-looking statements, see “Item 1A — Risk Factors and — Forward-Looking Statements” above.
Overview
International Absorbents is the parent company of its wholly owned U.S. subsidiary, Absorption. International Absorbents is a holding company and Absorption is its operating entity. Management divides the activities of the operating company into two segments: the animal care industry and the industrial/commercial industry. We manufacture, distribute and sell products for these segments to both distributors and direct buying retailers.
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
Even though top line financial results from fiscal year 2006 met the expectations of management, bottom line results did not. As described below in “Net Sales” under “Results of Operations” sales growth was at the high end of our forecasted growth range. The source of the failure to meet expectations on bottom line results was mainly caused by items related to our cost of goods sold. These factors included: slower than expected commissioning times for our Georgia facility, higher than expected raw materials costs, and exceedingly high energy and transportation expenses resulting from economic strains on the energy market. All of these related factors were the driving force behind our reduction in gross profits as compared to the prior fiscal year. We discuss these issues and describe how we are changing the business in response, below in “Gross Profit” under “Results of Operations.”
During the second quarter of this fiscal year we introduced two new products to the animal care market: Healthy Pet ™ Cat Litter and CareFRESH® Colors. Healthy Pet ™ Cat Litter is a line of cat litters through which our distributors are offered a selection of five cat litters designed to be displayed together in one section of shelf space. They are all made of natural products in keeping with our corporate environmentally friendly philosophy. CareFRESH® Colors is a colored bedding offering designed to fit into our product line as a step up from CareFRESH® Ultra, our white small animal bedding offering. The roll-out process for both of these products continued through the third quarter of fiscal year 2006. Sales of CareFRESH® Colors exceeded expectations while sales of Healthy Pet ™ Cat Litter did not meet expectations during the last half of the year. Because these are new product lines, management believes it is too early in their respective sales life cycles to be able to predict if these trends will continue.
Even though we are currently experiencing significant infrastructure-related costs, we believe our progress with the sales of new product lines will continue to move us toward developing more diversified sources of income, which we anticipate will help reduce the risks associated with a substantial reliance on sales from a single product.

RESULTS OF OPERATIONS
The following table illustrates our financial results for the fiscal year 2006 as compared to the two prior fiscal years (U.S. dollars in thousands):

	Fiscal Year		Fiscal Year		Fiscal Year
	Ended	Percent	Ended	Percent	Ended	Percent
	Jan. 31, 2006	of Sales	Jan. 31, 2005	of Sales	Jan. 31, 2004	of Sales
Sales	25,436	100%	22,163	100%	19,618	100%
Costs of goods sold	17,788	70%	13,716	62%	12,162	62%

Gross Profit	7,648	30%	8,447	38%	7,456	38%

Selling, administrative, & general expenses	6,455	25%	5,691	26%	5,187	26%

Income from operations	1,193	5%	2,756	12%	2,269	12%

Interest Income	73	0%	75	0%	43	0%
Interest expense	(326)	-1%	(173)	-1%	(92)	0%

Income before provision for income tax	940	4%	2,658	12%	2,220	11%

Income taxes	(285)	-1%	(868)	-4%	(785)	-4%

Net Income	655	3%	1,790	8%	1,435	7%

Comparison of the years ended January 31, 2006 and 2005
Net Sales
Our net sales grew from $22,163,000 in fiscal year 2005 to $25,436,000 in fiscal year 2006, representing an increase of 15%. Net sales of our animal care products grew from $20,943,000 to $23,913,000 between January 31, 2005 and January 31, 2006. Net sales of our Industrial products grew from $1,220,000 to $1,523,000 between January 31, 2005 and January 31, 2006. Our core product line, CareFRESH®, continues to gain market share in the pet specialty market channel. Our strategy of diversification also showed some success with the continued growth of pet products such as CareFRESH® Ultra™ and Critter Care™, due to increased shelf facings and a reduction in the price of CareFRESH® Ultra™. Our strategy in regard to our industrial line of products has remained the same, which is to effectively service existing customers while focusing growth on consumer products.
During the balance of fiscal year 2007, sales of natural, non-colored CareFRESH® in pet specialty channels are expected to be approximately the same as they were in fiscal year 2006, because we have now reached significant levels of distribution throughout the United States, however, we have also introduced line extensions such CareFRESH Ultra™ and CareFRESH® Colors. Therefore, although we anticipate that natural CareFRESH® will continue to represent the majority of our sales through the 2007 fiscal year, we also see growth opportunities for all of our bedding products in the mass merchandiser and grocery market channels. Our products are selling well in these channels and are becoming more accepted by the consumer. We continue to expect revenue growth from our lines of cat litter but believe that the growth rate may be tempered by our regional roll-out strategy and production limitations. At this time we do not have plans to invest additional sales resources in our industrial line of products. We expect our fiscal year 2007 overall annual net sales to grow 6% to 12% over our fiscal year 2006 net sales levels.
Gross Profit
Our Georgia production facility continued to make progress during the fourth quarter of fiscal year 2006 at increasing its production rate and efficiencies. During the fourth fiscal quarter, the Georgia facility reached break-even as a stand alone gross profit center. All of our facilities are still working to overcome the additional burden of major increases in utility rates, increased depreciation, and increased fuel surcharges on freight, all of which contributed to the reduction of our gross profit margin during fiscal year 2006 as compared to the prior year. These increased production costs, combined with increased promotional expenses, which reduced our net revenue, resulted in a decreased gross margin (gross profit divided by sales) for the fiscal year just completed, as compared to fiscal year 2005. Specifically, our gross margin decreased from 38% in fiscal year 2005 to 30% in fiscal year 2006, while gross profit decreased from $8,447,000 for fiscal year 2005 to $7,648,000 for fiscal year 2006. One significant factor in the reduction of our gross profit was the increase in our depreciation as a result of our plant expansion that has taken place over the past three years. Depreciation, which we have attributed to plant and equipment, has grown from $712,000 in fiscal year 2005, to $1,048,000 in fiscal year 2006. Operating income before depreciation for our animal care product segment decreased from $3,619,000 in fiscal year 2005 to $2,580,000 in fiscal year 2006. Operating loss before depreciation for our industrial product segment increased from $71,000 in fiscal year 2005 to $77,000 in fiscal year 2006.
For fiscal year 2007 we will continue to expect that our gross margin will remain in the range of 28% to 33%. The reasons for this expectation are as follows. First, the cost savings we had projected from reduced transportation costs resulting from shipping to east coast customers from the Georgia production facility have been offset by the large increases in fuel charges. However, without this facility being located where it is, margin expectations would be even lower. Second, we are not achieving the overall reduced costs of raw materials that we had expected, due to our product mix, slow reaction of materials suppliers and increases in petroleum-based product prices, such as the cost of plastic bags and the lack of key low-cost raw material sources. We are also still studying whether to move our Bellingham, Washington production facility to our new Ferndale, Washington location. If this move occurs, it will begin during fiscal year 2007. If we decide to move we will incur relocation and commissioning costs, which could further reduce our gross margin. Additional depreciation charges, resulting from our new production facilities, will also have a negative effect on our gross margin. To offset the extreme increases in the cost of natural gas, we are in the process of installing new burners to heat our dryers at our Georgia facility that operate at less than one third the cost of our current natural gas burners. They are expected to be in operation sometime during the first quarter of fiscal year 2007. We plan to continue to make capital investments in technology to decrease the cost of production.
Selling, General and Administrative Expenses
During fiscal year 2006, our selling, general and administrative expenses increased to $6,455,000 as compared to $5,691,000 in fiscal year 2005.
Costs resulting from our compliance with SEC and AMEX requirements have started to have an impact on our general and administrative expenses. Moreover, we now have overhead expenses related to operating our Georgia facility, increased property taxes on both of our new facilities, and increased depreciation expense. We anticipate that these factors will continue to increase general and administrative expenses during fiscal year 2007.
During the fiscal year 2007, we intend to continue our marketing initiatives, though at a scaled down rate. We adjusted and completed our sales staff expansion plan during fiscal year 2006. We feel that with this plan in place we will be able to achieve our strategic objectives without significantly increasing the our selling expenses. This projection may change depending on the reaction of our competitors.
Interest Expense
Interest expense in fiscal year 2006 totaled $326,000 as compared to $173,000 in fiscal year 2005. This increase was due to interest charges for the debt facility for the Georgia plant. If we move our Bellingham, Washington facility during fiscal year 2007 we will incur interest charges related to the resulting financing. These additional financing charges are not expected to occur until the fourth quarter of fiscal year 2007.
Income Tax
Absorption incurred federal income taxes during fiscal year 2006 at an effective rate of 30.1%. Losses incurred in Canada by International Absorbents have been fully reserved through the recording of a valuation allowance as Canadian net operating losses and deferred tax assets are not expected to be utilized in future periods.
Net Income
Our net income for the year ended January 31, 2006 decreased to $655,000 as compared to $1,790,000 in the prior fiscal year. This decrease was the result of increased cost of goods sold (costs related to the commissioning of the Georgia production facility, increased depreciation, increased energy and higher freight charges), increased promotional expenses, increased marketing expenses, and increased general and administrative expenses related to our compliance with regulatory requirements. Selling, general and administrative expenses increased by $764,000, however, as a percentage of sales these expenses remained virtually flat and such increase was not as significant as the increase in cost of goods sold. As such we feel that the significant factors relating to our reduced net income are those related to our cost of goods sold. We feel that continued concentration on the implementation of the key components of our business plan that focus on production efficiencies and costs will provide us with continued increases in production rates, which should help us to service the increase in demand for our products and generate revenues.
We expect that the production efficiencies that we saw at our Georgia facility in the fourth quarter of fiscal year 2006 will continue. With these efficiencies now stabilized and moving in the right direction, we expect to be able to produce product at the higher end of our gross margin projections, unless there are downward pressures from the costs of raw materials or energy. We project that selling and administrative costs will continue to grow, but only marginally during the coming fiscal year. We will continue to invest in future marketing programs to offset competitive pressures as necessary and anticipate additional administrative costs resulting from regulatory requirements, all of which may continue to lead to increased expenses and lower net income. During fiscal year 2007 we are likely to add additional interest expense as a result of financing the move of our Bellingham, Washington production facility. In addition, we anticipate that increased depreciation resulting from our investment in plant and equipment will negatively affect our fiscal year 2007 net income.
Comparison of the years ended January 31, 2005 and 2004
Net Sales
Our sales grew from $19,618,000 in fiscal year 2004 to $22,163,000 in fiscal year 2005. This sales growth amounted to a 13% increase over the previous fiscal year. Net sales of our animal care products grew from $18,184,000 to $20,943,000 between January 31, 2004 and January 31, 2005. Net sales of our industrial products decreased from $1,434,000 to $1,220,000 between January 31, 2004 and January 31, 2005. Our core product, CareFRESH®, continued to gain market share in the pet specialty market channel. Our strategy of diversification also showed some success with the continued growth of pet products such as CareFRESH® Ultra™ and Critter Care™, due to increased shelf facings since mid-year. Our strategy in regard to our industrial line of products remained the same, which was to effectively service existing customers while focusing growth on consumer products. Consequently, industrial sales remained flat during fiscal year 2005 as compared to fiscal year 2004.
Gross Profit
By focusing on the operations portion of our business plan during fiscal year 2005, we were able to maintain the same gross margin (gross profit divided by sales) achieved in the prior fiscal year, even though we incurred additional expenses as a result of the start-up of our new production facility in Georgia. Three areas of focus were the primary factors for this improvement. First, by moving into our new Ferndale, Washington facility we eliminated approximately $450,000 in annual lease payments. Second, we successfully encouraged customers to purchase products in package sizes that utilize more labor-efficient methods and are more cost-effective to ship. Third, we continued to increase production rates while reducing some of the associated fixed costs. As a result, we maintained our gross margin at 38% in fiscal year 2005 as compared to 38% in fiscal year 2004, while gross profit increased to $8,447,000 for fiscal year 2005 from $7,456,000 for fiscal year 2004. As expected, the largest factor in the reduction of our gross margin, from the higher levels experienced during the first three quarters of fiscal year 2005 to the fiscal year end levels, was the cost associated with the start-up our our new production facility in Georgia. Our operating income before depreciation for our animal care product segment increase from $2,772,000 in fiscal year 2004 to $3,619,000 in fiscal year 2005. Our operating loss before depreciation for our industrial product segment increased from $71,000 in fiscal year 2005 to $77,000 in fiscal year 2006.
Selling, General and Administrative Expenses
During fiscal year 2005, our selling, general and administrative expenses increased to $5,691,000 as compared to $5,187,000 in fiscal year 2004. The entire increase was attributable to increased investment in sales and marketing. We continued to invest in marketing activities to support the diversification aspect of our business plan. We have also grown to the point that our competition has taken notice of us and our products. As such, we had to invest in marketing programs focused on protecting the growing market share of our core product.
Interest Expense
Interest expenses in fiscal year 2005 totaled $173,000 as compared to $92,000 in fiscal year 2004.

Income Taxes
Absorption, for its U.S. operations, fully utilized as of the second quarter of fiscal 2004 all of its U.S. tax net operating losses. During fiscal year 2005, we also recorded a valuation allowance in the amount of $429,000 for International Absorbent’s Canadian deferred income tax assets, as compared to $471,000 for fiscal year 2006.
Net Income
We believe that our strong results for the first nine months of fiscal year 2005 helped us absorb the significant start-up costs incurred in the fourth quarter of the fiscal year as a result of the initial commissioning of the Georgia production facility. Our net income for fiscal year 2005 increased to $1,790,000, as compared to $1,435,000 in fiscal year 2004, representing a 25% increase. This increase resulted from maintaining prior year gross margins on increased sales, even though we incurred the commissioning costs associated with the start-up of a new production facility. We also kept the growth rate of selling and administrative costs below that of sales, which helped to off set our increased interest expenses. Also, during fiscal year 2005 we put into place components of our business plan. These included investments in capital infrastructure, sales and marketing programs, and cost management controls. We believe the results for fiscal year 2005 reflected the effects of having successfully completed the implementation of these components of our business plan. We feel that implementation of the key components of our business plan resulted in the continued increases in net revenues, improvements in gross profits and continued controls over overhead expenses. These steps allowed us to continue to invest in sales and marketing activities and capital infrastructure.
LIQUIDITY AND CAPITAL RESOURCES
During fiscal year 2006 we completed the second phase of our three-phase capital expansion plan. This three-phase plan includes: the building of the new manufacturing and warehousing facility in Ferndale, Washington, which is now complete; the building of a new production facility in Georgia, which has also been completed; and the move of the Bellingham, Washington manufacturing facility to the Ferndale, Washington location. The final phase will occur only if our economic analysis concludes that it is an optimal choice. The intent of this capital expansion plan is first, to protect our core business by reducing our production costs and decreasing the cost of shipping product to our customers; second, to give us the ability to manufacture, warehouse and distribute a wider diversity of product; and third, to increase our production capacity.
The table below illustrates the effects this capital expansion plan has had on our financial statements (U.S. dollars in thousands):

	As of January	As of January
	31, 2006	31, 2005
Financial Condition
Total Assets	$24,513	$23,477
Total Liabilities	10,359	10,131
Total Stockholders’ Equity	$14,154	$13,346

Debt/equity ratio	0.73	0.76
Assets/debt ratio	2.37	2.32

Working Capital
Current assets	$7,822	$7,335
Current liabilities	$2,848	$2,195

Current ratio	2.75	3.34

Cash Position
Cash, restricted cash & investments	$2,807	$4,175
Cash generated from operations	$667	$3,693

Financial Condition
During fiscal year 2006, the value of our assets increased as we worked toward completion of the commissioning of our facility in Georgia, a portion of which was paid for through long-term debt and a portion through cash. Our total assets were $23,477,000 at January 31, 2005 compared to $24,513,000 at January 31, 2006. We also had a slight increase in total liabilities from $10,131,000 at January 31, 2005 to $10,359,000 at January 31, 2006 as a result of an increase in short-term accounts payable.
On September 2, 2004, Absorption entered into a Letter of Credit and Reimbursement Agreement with BB&T, pursuant to which we requested that (a) the Wayne County IDA issue $4,900,000 aggregate principal amount of Wayne County’s tax exempt bonds pursuant to an indenture by and between BB&T, as trustee, and Wayne County and (b) BB&T issue to Absorption an irrevocable letter of credit naming the trustee as beneficiary in the amount of $4,900,000. Of the total proceeds from the financing, $2,099,000 were used to pay off our prior indebtedness to BB&T, $98,000 was paid for costs of issuance and the remaining proceeds of $2,703,000 were placed in a trust account to be used to finish the construction of our new production facility located in Georgia. For the issued bonds to receive tax exempt status, Wayne County IDA purchased Absorption’s real property in Georgia from Absorption, and is leasing the real property back to Absorption at a lease rate equal to the bond payments, with the lease payments payable directly to BB&T. Upon repayment of the bonds in full, Wayne County IDA will transfer all right, title and interest in the real property and related production facility to Absorption for no additional consideration. While the bonds remain outstanding, as security for the indebtedness underlying the letter of credit, BB&T will hold a mortgage on the real property and a security interest in the equipment assets located on that property. The bond has a variable rate equal to BB&T’s Variable Rate Demand Bond “VRDB” rate (3.30% as of March 31, 2006), and Absorption is also required to pay an annual letter of credit fee equal to 0.95% of the initial amount of the letter of credit, an annual remarketing fee equal to 0.125% of the initial amount of the letter of credit and a $2,000 annual trustee fee. The term of the bonds is 15 years, maturing on September 1, 2019, and the term of the letter of credit is seven years, maturing on September 2, 2011. The equipment portion of the bonds is amortized over seven years and the real estate portion is amortized over 15 years. In addition, amounts owing under the letter of credit may be accelerated upon an event of default, including Absorption’s failure to pay any amount when due, or failure to perform any of its obligations or a breach of any of its representations or covenants under the agreement. In connection with this financing, International Absorbents agreed to unconditionally guarantee all of Absorption’s indebtedness to BB&T. At January 31, 2006, the balance outstanding was $4,700,000.
In March 2003, we completed a $2,910,000 bond financing, comprised of $2,355,000 as tax exempt and $555,000 as taxable. The bonds were issued through the Washington Economic Development Finance Authority in Washington State. The purchaser and holder of the bonds is GE Capital Public Finance. The tax exempt bonds have a fixed rate of 5.38%, with a term of 190 months, maturing February 2019, and with interest-only payments for the first 52 months. The taxable bonds have a fixed rate of 5.53%, with a term of 52 months, maturing August 2007. The indebtedness underlying the bonds is secured by a mortgage on our real property, and a security interest in our equipment assets, located in Whatcom County, Washington. At January 31, 2006, the balance outstanding was $2,355,000 on the tax-exempt and $208,000 on the taxable bonds, respectively.
Our main credit risk exposure in fiscal year 2007 will come from meeting the covenants attached to our debt facilities by our lenders. As of the end of fiscal year 2006 we were over minimum financial requirements (and under maximum requirements). The covenant related ratios that could have a potential risk in the future are those based on cash flow. As such, any significant decrease in our current cash flow could result in the breach of one or more of these loan covenants.
Working Capital
During fiscal year 2006, our working capital position remained relatively flat. Current assets increased from $7,335,000 at the end of fiscal year 2005 to $7,822,000 at the end of fiscal year 2006. The majority of the increase in current assets occurred due to an increase in accounts receivable and inventory, off-set by a decrease in cash. Accounts receivable increased with increasing sales, inventories increased because we now have two production facilities, and cash decreased because of investments in property, plant, and equipment. Current liabilities increased from $2,195,000 at January 31, 2005 to $2,848,000 at January 31, 2006. These changes resulted in our current ratio (current assets divided by current liabilities) decreasing from 3.34 at the end of fiscal year 2005 to 2.73 at the end of fiscal year 2006.
Cash Position
We believe that our existing cash on hand, long-term debt and available line of credit currently provide us with enough cash to meet our existing needs for the foreseeable future. Cash, restricted cash, and investments decreased during fiscal year

2006 from $4,175,000 at January 31, 2005 to $2,807,000 at January 31, 2006, primarily as a result of increases in accounts receivable and inventory and investments in property, plant, and equipment. We expect cash to remain near current levels during fiscal year 2007, if we move the Bellingham, Washington production facility. If we don’t elect to move our facility, then we expect cash to grow. We will continue to closely monitor both current liabilities and current assets as they relate to the generation of cash, with an emphasis on maximizing potential sources of cash.
On May 3, 2005 Absorption renewed its lease agreement with the Port of Bellingham, which extended the lease on our Bellingham, Washington production facility until August of 2007.
On May 23, 2005, Absorption renewed a bank line of credit agreement with BB&T for up to $2,000,000, which is secured by accounts receivable and inventory of Absorption. Interest is payable on funds advanced at the LIBOR rate plus 2.5%. The line of credit matures on May 23, 2007. As of January 31, 2006, no borrowings were outstanding under the line of credit.
Cash Generated from Operations
During the fiscal year 2006 we generated $667,000 in cash from operations, generated by income from operations offset by an increase in accounts receivable due to increased sales and an increase in inventory levels due to building inventory at our Georgia production facility. If our sales continue to increase and we are able to continue to profitably produce our products, we should be able to continue to generate cash from operating activities, although it cannot be assured that this will be the case.
Financing and Investing Activities
Cash used in financing activities during fiscal year 2006 was $184,000. This resulted from principal payments of $329,000 on long-term debt offset by cash received of $145,000 from the issuance of shares as a result of the exercise of stock options. Cash was used during fiscal year 2006 for investing activities resulting from our capital expansion plan. Cash used in investing activities for the fiscal year 2006 was approximately $1,305,000. The majority of the cash was used to purchase equipment for both of our main production facilities and to purchase software and related computer hardware for our new Enterprise Resource Planning (ERP) system.
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
Phase two of our production expansion plan was the commissioning of the facility located in Georgia. We purchased approximately fifteen acres of real property in Jesup, Georgia, with an existing 41,000 square foot facility, during August 2003 for $140,000, which we subsequently sold to, and leased back from, Wayne County IDA, as described above. We began construction during the fourth quarter of fiscal year 2004 on this property. The total project was completed at a cost of $6,650,000. Of the total cost, approximately $4,900,000 was financed through a long-term bank debt instrument and the balance was financed with cash on hand. The annual interest expense of the debt used to finance this facility is estimated to be approximately $149,000 a year. This plant is now fully functional.
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

Our contractual obligations for future payments are as follows:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1 - 3 years	3 - 5 years	5 years
Long-term debt obligations	$7,263,000	$537,000	$1,302,000	$1,339,000	$4,085,000
Operating lease obligations	$165,000	$75,000	$90,000	—	—
Total	$7,428,000	$612,000	$1,392,000	$1,339,000	$4,085,000
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
CRITICAL ACCOUNTING POLICIES
Introduction
In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States, judgments and estimates are made that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. We believe that the material estimates that are particularly susceptible to significant change relate to the determination of the allowance for doubtful accounts, income taxes, including deferred income taxes and the related valuation allowance, accrual for self-insured medical insurance plans and sales incentives. As part of the financial reporting process, our management collaborates to determine the necessary information on which to base judgments and develop estimates used to prepare the consolidated financial statements. Historical experience and available information is used to make these judgments and estimates. However, different amounts could be reported using different assumptions and in light of different facts and circumstances. Therefore, actual amounts could differ from the estimates reflected in the consolidated financial statements.
In addition to the significant accounting policies described in Note 1 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following discussion addresses our critical accounting policies.
Inventory
Finished goods inventory are valued at the lower of cost (determined on the first-in, first-out basis) or net realizable value. Cost includes direct materials, labor and overhead allocation. Raw materials and supplies are valued at the lower of cost (determined on the first-in, first-out basis) or net realizable value. Unexpected change in market demand or buyer preferences could reduce the rate of inventory turnover and require the Company to record a reserve for obsolescence.
Accounts Receivable and Allowance for Doubtful Accounts
We typically offer credit terms to our customers without collateral. We record accounts receivable at the face amount less an allowance for doubtful accounts. On a regular basis, we evaluate our accounts receivable and establish these allowances based on a combination of specific customer circumstances, as well as credit conditions and the history of write-offs and collections. Where appropriate, we obtain credit rating reports and financial statements of the customer to initiate and modify their credit limits. We obtain credit insurance for certain international accounts that qualify for coverage in order to minimize credit risk exposure. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. At January 31, 2006 and January 31, 2005, management considered accounts receivable in excess of the allowances for doubtful accounts to be fully collectible.
Property, Plant and Equipment
Property, plant and equipment assets are recorded at cost. Our building and equipment are located on owned and leased land. Buildings are depreciated on a straight line basis over a period of 40 years. Leasehold improvements are depreciated on a straight line basis over the life of the lease agreement for property located on leased land. Most of our equipment is depreciated over its estimated useful life using a 15% declining balance method, the remainder is depreciated using a straight line method over five years. We have chosen to use the 15% declining value method over a fixed period straight line method to better reflect the fair market value and useful life of equipment which is typically used in our facilities.
Revenue Recognition
Revenues from the sale of products are recognized at the time title passes to the purchaser, which is generally when the goods are conveyed to a carrier. When we sell F.O. B. destination point, title is transferred and we recognize revenue on delivery or customer acceptance, depending on terms of the sales of the agreement. Sales incentives are accounted for in accordance with the provisions of EITF 01-9 “Accounting for Consideration Given by a Vendor to a Customer.” If the actual costs of sales returns and incentives were to significantly exceed the recorded estimated allowance, the Company’s sales would be adversely affected.
Income Tax
We account for income tax on the liability method. The liability method recognizes the amount of tax payable at the date of the financial statements as a result of all events that have been recognized in the consolidated financial statements, as measured by the provisions of currently enacted tax laws and rates. The accumulated tax effect of all temporary differences is presented as deferred federal income tax assets and liabilities within the balance sheet.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for doubtful accounts, income taxes, deferred income taxes and the related valuation allowance, accrual for self-insured medical insurance plan, and sales incentives.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to market risk arising from changes in interest rates. We have outstanding variable rate demand bonds from which our primary market rate risk arises. The interest variability results from changes in BB&T’s Capital Markets Low Floater Rate, upon which our variable bond interest rate is based. Our potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 10% in the interest rate of our variable rate bond obligations would be approximately $20,000.
As of January 31, 2006, the outstanding principle of these bonds was $4,700,000. As of that date, the variable interest rate was 3.15%. The balance of our other outstanding bonds is subject to a fixed interest rate.
We currently are not subject to market risk arising from interest rate changes relating to our line of credit. We have a line of credit extended from BB&T, which has a variable interest rate based on the 30-day LIBOR rate. We have never drawn on this line of credit and currently have no intention to draw on it in the foreseeable future.

We do not use any derivative financial instruments in the management of our financial rate exposures. Interest rate exposure is monitored through regular communications with senior management. We would be exposed to higher interest rates through poor financial performance of BB&T as a result of BB&T supplying the irrevocable letter of credit attached to the bonds. This credit risk is minimized by maintaining relationships with alternative financial institutions who could replace the irrevocable letter of credit. We do not anticipate poor financial performance by our banking partner.
The Company does not use financial instruments for trading or other speculative purposes.
We believe that we do not have a material exposure to fluctuations in foreign currencies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
International Absorbents Inc. and Subsidiary
We have audited the accompanying consolidated balance sheets of International Absorbents Ind. and Subsidiary as of January 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholder’s equity, and cash flows for each of the years in the three-year period ended January 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Absorbents Inc. and Subsidiary as of January 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2006 in conformity with accounting principles generally accepted in the United States of America.
/s/ MOSS ADAMS llp
Bellingham, Washington
April 6, 2006

International Absorbents Inc. and Subsidiary
Consolidated Balance Sheets
As at January 31, 2006 and 2005
(in thousands of U.S. dollars)

	2006	2005
Assets
Current assets:
Cash and cash equivalents	$2,198	$3,020
Restricted cash	—	437
Investments	609	718
Accounts receivable, net	2,160	1,523
Inventories, net	2,646	1,408
Prepaid expenses	113	161
Income taxes receivable	—	28
Deferred income tax asset	96	40

Total current assets	7,822	7,335

Property, plant and equipment, net	16,430	15,846
Intangible assets, net	—	8
Other assets, net	261	288

Total assets	$24,513	$23,477

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$2,243	$1,861
Related party payable	6	5
Current portion of long-term debt	537	329
Income taxes payable	62	—

Total current liabilities	2,848	2,195

Deferred income tax liability	785	673
Long-term debt	6,726	7,263

Total liabilities	10,359	10,131

Stockholders’ equity:

Common stock, no par value — 100,000,000 shares authorized, 6,320,768 and 6,251,838 issued and outstanding at January 31, 2006 and 2005, respectively	8,299	8,154
Additional paid in capital	652	644
Retained earnings	5,203	4,548

Total stockholders’ equity	14,154	13,346

Total liabilities and stockholders’ equity	$24,513	$23,477

The accompanying notes are an integral part of these consolidated financial statements.

International Absorbents, Inc. and Subsidiary
Consolidated Statements of Earnings
For the years ended January 31, 2006, 2005 and 2004
(in thousands of U.S. dollars, except earnings per share amounts)

	2006	2005	2004
Sales, net	$25,436	$22,163	$19,618
Cost of goods sold	17,788	13,716	12,162

Gross Profit	7,648	8,447	7,456

Selling, general and administrative expenses	6,455	5,691	5,187

Income from operations	1,193	2,756	2,269
Interest expense	(326)	(173)	(92)
Interest income	73	75	43

Income before provision for income taxes	940	2,658	2,220

Income tax provision	(285)	(868)	(785)

Net income	$655	$1,790	$1,435

Basic earnings per share	$.10	$.30	$.25
Fully diluted earnings per share	$.10	$.29	$.24

Weighted average number of shares outstanding (in thousands)
Basic	6,263	5,973	5,710
Diluted	6,347	6,255	5,983
The accompanying notes are an integral part of these consolidated financial statements.

International Absorbents Inc. and Subsidiary
Consolidated Statement of changes in Stockholders’ Equity
For the years ended January 31, 2006, 2005 and 2004
(in thousands of U.S. dollars)

					Total
			Additional		Stock-
	Common		Paid in	Retained	Holders’
	Shares	Amount	Capital	Earnings	Equity
Balance as of January 31, 2003	5,667	$7,052	$444	$1,323	$8,819
Exercise of stock options	85	154	—	—	154
Exercise of warrants	22	50	—	—	50
Stock based compensation	—	—	10	—	10
Tax benefit from exercise of stock options	—	—	35	—	35
Net income	—	—	—	1,435	1,435

Balance as of January 31, 2004	5,774	$7,256	$489	$2,758	$10,503
Exercise of stock options	456	848	—	—	848
Exercise of warrants	22	50	—	—	50
Stock based compensation	—	—	38	—	38
Tax benefit from exercise of stock options	—	—	117	—	117
Net income	—	—	—	1,790	1,790

Balance as of January 31, 2005	6,252	8,154	644	4,548	13,346
Exercise of stock options	69	145	—	—	145
Stock based compensation	—	—	8	—	8
Net income	—	—	—	655	655

Balance as of January 31, 2006	6,321	$8,299	$652	$5,203	$14,154

The accompanying notes are an integral part of these consolidated financial statements.

International Absorbents Inc. and Subsidiary
Consolidated Statement of Cash Flows
For the years ended January 31, 2006, 2005 and 2004
(in thousands of U.S. dollars)

	2006	2005	2004
Cash flows from operating activities

Net income	$655	$1,790	$1,435
Adjustments to reconcile net income to net cash used for operating activities
Depreciation and amortization	1,310	792	430
Stock-based compensation	8	38	10
Tax benefit from exercise of stock options	—	117	35
Deferred taxes	56	280	464
Changes in operating assets and liabilities
Accounts receivable	(637)	2	(36)
Inventory	(1,238)	(73)	(293)
Prepaid expenses	48	(13)	3
Accounts payable and accrued liabilities	374	516	20
Income taxes receivable/payable	90	243	(299)
Due to related party	1	1	(1)
Interest receivable from related party	—	—	1

Net cash flows from operating activities	667	3,693	1,769

Cash flows from investing activities
Purchase of investments	(111)	(933)	(420)
Proceeds from investments	220	426	416
Purchase of property, plant and equipment	(1,851)	(7,139)	(6,110)
Proceeds from sale of property, plant and equipment	—	267	—
Purchase of other assets	—	(156)	(126)
Proceeds from related party	—	—	25
Investment in restricted cash	—	(4,900)	(2,910)
Proceeds from restricted cash	437	4,895	2,478

Net cash flows from investing activities	(1,305)	(7,540)	(6,647)

Cash flows from financing activities
Proceeds from long-term debt	—	6,728	3,171
Repayment of long-term debt	(329)	(2,212)	(95)
Proceeds from exercise of stock options	145	848	154
Proceeds from exercise of common stock warrants	—	50	50

Net cash flows from financing activities	(184)	5,414	3,280

Net change in cash	(822)	1,567	(1,598)
Cash and cash equivalents, beginning of period	3,020	1,453	3,051

Cash and cash equivalents, end of period	$2,198	$3,020	$1,453

Cash paid for interest	$320	$215	$138

Cash paid for income taxes	$130	$150	$592

Non-cash investing activities
Increase in property, plant and equipment and accounts payable for purchase of plant and equipment	$8	$30	$661

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
International Absorbents Inc. and Subsidiary
1	Operations

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

Basis of presentation

The consolidated financial statements include the accounts of IAX and its wholly-owned subsidiary, Absorption, a Nevada corporation doing business in the states of Washington and Georgia. All significant intercompany transactions are eliminated in consolidation.

Cash and cash equivalents

Cash and cash equivalents includes cash and highly liquid investments with original maturities of 90 days or less.

Investments

Investments consist of interest bearing Certificates of Deposit with maturities at the date of purchase of more than 90 days which are accounted for as held-to-maturity securities and municipal bonds with maturities at the date of purchase of more than 90 days which are accounted for as available for sale securities. The carrying amount of the certificates of deposits and municipal bonds is equivalent to the fair value at January 31, 2006 and 2005 due to the short-term nature and interest rates approximating market rates.

Accounts Receivable and Allowance for Doubtful Accounts

The Company typically offers credit terms to its customers without collateral. The Company records accounts receivable at the face amount less an allowance for doubtful accounts. On a regular basis, the Company evaluates its accounts receivable and establishes these allowances based on a combination of specific customer circumstances, as well as credit conditions and the history of write-offs and collections. Where appropriate, the Company obtains credit rating reports and financial statements of the customer to initiate and modify their credit limits. The Company obtains credit insurance for certain accounts that qualify for coverage in order to minimize credit risk exposure. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. At January 31, 2006 and 2005, management considered all accounts receivable in excess of the allowances for doubtful accounts to be fully collectible.

Inventories

Finished good inventories are valued at the lower of cost (determined on the first-in, first-out basis) or net realizable value. Cost includes direct materials, labor and overhead allocation. Raw materials and supplies are valued at the lower of cost (determined on the first-in, first-out basis) or net realizable value.

Property, plant and equipment

Property, plant and equipment assets are recorded at cost. The Company’s buildings and equipment are located on owned and leased land. Buildings located on land owned by the Company are depreciated on a straight line basis over a period of 40 years. Leasehold improvements are depreciated on a straight line basis over the shorter of the estimated useful life or the life of the lease agreement for property located on leased land. The Company’s manufacturing equipment is depreciated over the estimated useful life using a 15% declining balance method. The Company’s computer equipment, computer software and office equipment are depreciated on a straight-line basis over the estimated useful life of five, seven and ten years respectively. Maintenance and repairs are expensed as incurred.

Intangible assets

The Company accounts for intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under the provisions of SFAS 142, if an intangible asset is determined to have indefinite useful life, it will not be amortized until its useful life is determined no longer to be indefinite. An intangible asset that is not subject to amortization shall be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

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

Other Assets

Other assets include deferred financing fees, which represent costs incurred in connection with long-term debt (see Note 9). As of January 31, 2006 and 2005, the deferred financing fees were $261,000 and $288,000, respectively, which are net of accumulated amortization of $52,000 and $25,000, respectively. Amortization expense was $27,000, $19,000 and $6,000 for the years ended January 31, 2006, 2005 and 2004, respectively. The Company is amortizing into interest expense the deferred financing fees on a straight line basis which approximates the interest method over the term of the related debt.

Revenue recognition

Revenues from the sale of products are recognized at the time title passes to the purchaser, which is generally when the goods are conveyed to a carrier. When we sell F.O. B. destination point, title is transferred and we recognize revenue on delivery or customer acceptance, depending on terms of the sales of the agreement. Sales incentives are recorded as a reduction of sales, the recognition of which is determined in accordance with the provisions of Emerging Issues Task Force (“EITF”) 01-09 “Accounting for Consideration Given by a Vendor to a Customer.”

Shipping and Handling Costs

Shipping and handling costs are accounted for under EITF No. 00-10: “Accounting for Shipping and Handling Fees and Costs.” Revenues generated from shipping and handling costs charged to customers are included in sales and were $527,000, $462,000 and $465,000 in fiscal years 2006, 2005 and 2004, respectively. Shipping and handling costs for outbound and inbound shipping charges are included in cost of goods sold and were $3,019,000, $2,395,000 and $2,165,000 in fiscal years 2006, 2005 and 2004, respectively.

Foreign exchange

The Company’s reporting currency is the United States dollar. The Company considers the United States dollar to be the functional currency in foreign jurisdictions. Accordingly, amounts denominated in foreign currencies are re-measured to United States dollars at historical and current exchange rates as required under Statement of Financial Accounting Standards (“SFAS”) No. 52. Gains and losses resulting from foreign currency transactions are included in the consolidated statement of earnings.

Advertising

The Company accounts for advertising expenses under Statement of Position (“SOP”) No. 93-7. Advertising costs are expensed when incurred and were $403,000, $468,000 and $369,000 during fiscal years 2006, 2005 and 2004, respectively.

Research and development

The Company’s research and development costs are expensed in the period in which they are incurred. Research and development expenses were $35,000, $85,000 and $30,000 during fiscal years 2006, 2005 and 2004, respectively.

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

The Company accounts for stock-based employee and non-employee directors’ compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation,” and complies with the disclosure provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant, between the fair value of the Company’s common shares and the amount an employee and non-employee directors must pay to acquire the common shares. Compensation expense is recognized rateably over the option-vesting period.

Compensation expense recognized under APB No. 25 for the grant of options to employees and non-employee directors was $-0- during 2006, 2005 and 2004. Had the Company determined compensation costs based on fair value at the date of grant for its awards under the method prescribed by SFAS No. 123, the Company’s net income and earnings per share would be as follows (in thousands of U.S. dollars, except per share amounts):

	2006	2005	2004
Net income	$655	$1,790	$1,435
Stock based compensation recognized under APB No. 25, net of related tax effects	—	—	—
Compensation expense calculated in accordance with SFAS No.123, net of related tax effects	(292)	(438)	(285)

Pro forma net income	$363	$1,352	$1,150

Basic earnings per share
As reported	$0.10	$0.30	$0.25
Pro forma	$0.06	$0.23	$0.20

Diluted earnings per share
As reported	$0.10	$0.29	$0.24
Pro forma	$0.06	$0.22	$0.19
The remaining unvested compensation for the fair value of stock options to be recognized was $769,000, $432,000 and $66,000 at January 31, 2006, 2005 and 2004, respectively.
The pro forma compensation expense reflected above has been estimated using the Black-Scholes option-pricing model. Assumptions used in the pricing model included the following:

		2006	2005	2004
a)	risk free interest rate	3.94%	2.46%	2.00%

b)	expected volatility	114.08%	109.35%	103.50%

c)	expected dividend yield	0.00%	0.00%	0.00%

d)	estimated average life (in years)	5.67	5.34	3.00

Other stock-based compensation

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees and non-employee directors in accordance with SFAS No. 123 and the conclusions reached by the EITF in Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services” (“EITF 96-18”). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18. Stock-based compensation recognized under SFAS No. 123 and EITF 96-18 was $8,000, $38,000 and $10,000 during 2006, 2005 and 2004, respectively.

Comprehensive income

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in consolidated financial statements. The Statement requires only additional disclosures in the financial statements and it does not affect the Company’s financial position or results of operations. The Company has no material components of other comprehensive income or accumulated other comprehensive income.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for doubtful accounts, deferred income taxes valuation allowance, accrual for self-insured medical insurance plan, and sales incentives.

Comparative amounts

The Company reclassified $500,000 of cash to investments at January 31, 2005 on the balance sheet, and reclassified certain deferred tax assets and liabilities in the income tax footnote at January 31, 2005 to conform with the current year presentation. There was no effect on previously recorded net income or working capital.

New accounting pronouncements

In November 2005, the FASB issued FASB Staff Position No. 115-1 (“FSP 115-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than temporary, and measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosure about unrealized losses that have not been recognized as other-than- temporary impairments. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. Management does not believe FSP 115-1 will have a material effect on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion 20 and FASB Statement No. 3.” This Statement will be effective for accounting changes and corrections of errors made in 2007 and subsequent years. In the absence of explicit transition requirements specific to the newly adopted accounting principle, it establishes, unless not practicable, retrospective application as the required method for reporting a change in accounting principle. Management does not believe that the adoption of SFAS No. 154 on February 1, 2006 will have a material effect on the Company’s consolidated financials statements for its fiscal year 2007.

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations, An Interpretation of FASB Statement No. 143,” which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Company adopted this Interpretation and it did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2004, FASB issued SFAS No. 123R, Shared Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. Statement No. 123R supersedes APB No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB 25 intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. The adoption of SFAS No. 123R’s fair value method will have an impact on the Company’s result of operations, although it will have no impact on the overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123. Also, SFAS No. 123R requires the benefit of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. The SEC recently announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R for public companies. Under the Statement as issued by the FASB, fair-value accounting would have been mandatory for the first interim or annual reporting period beginning after June 15, 2005, for public companies that were not small business issuers; all other companies, including all nonpublic companies, were to begin using the new rules for reporting periods after December 15, 2005. The SEC’s new rule allows public companies to implement SFAS No. 123R at the beginning of the next fiscal year, instead of the next reporting period, after June 15 or December 15, 2005, as applicable. The SEC’s new rule does not change the accounting required by SFAS No. 123R, only the compliance deadlines have been altered. With the recent extension, the Company will adopt SFAS No. 123R on February 1, 2006. The Company has evaluated SFAS No. 123R and believes the adoption of the standard will have a material impact on the consolidated financial statements.

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

In October 2004, the FASB issued Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). FSP 109-2 provides guidance under SFAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. As of January 31, 2006, the Company believes the repatriation provisions of the Jobs Act will not have an effect on its consolidated results of operations or financial position.

3.	Balance sheet components (in thousands of U.S. dollars)

	2006	2005
Short-term investments
Certificates of deposit	$109	$218
Municipal bonds	500	500

	$609	$718

Accounts receivable
Trade	$2,211	$1,548
Allowance for doubtful accounts	(51)	(25)

	$2,160	$1,523

Inventories
Raw materials	$1,351	$831
Finished goods	1,295	577

	$2,646	$1,408

Accounts Payable and accrued liabilities
Accounts payable
Trade	$1,134	$993
Equipment and other	38	30
Accrued Liabilities
Payroll	333	263
Other	738	575

	$2,243	$1,861

4.	Property, Plant and Equipment

	2006	2005
Property, plant and equipment
Land	$1,547	$1,547
Buildings	8,474	8,420
Leashold improvements	630	629
Equipment	10,127	8,470
Construction in progress	147	—

	$20,925	$19,066
Less: Accumulated depreciation	(4,495)	(3,220)

	$16,430	$15,846

Depreciation expense for the fiscal years ended January 31, 2006, 2005 and 2004 was $1,275,000, $743,000 and $394,000, respectively.

On August 20, 2003, the Company purchased approximately fifteen acres of real property with an existing 41,000 square foot steel warehouse building, in Jesup, Georgia for $140,000. During the fiscal year 2005, the Company completed construction of a new production facility on this property. The Company received $4,900,000 bond financing from Wayne County Industrial Development Authority in the state of Georgia. These funds were placed in an escrow account during construction of the facilities. Funds were drawn on the account as construction took place. The escrow account balance (restricted cash) at January 31, 2006 and 2005 was $-0- and $437,000, respectively.

During the fiscal year 2004, the Company completed the construction of a new facility to house production lines and corporate offices located in Whatcom County, Washington. The Company received $2,910,000 bond financing from

GE Capital. These funds were placed in an escrow account during construction of facilities in Whatcom County, Washington. Funds were drawn on the account as construction took place. The escrow account balance (restricted cash) was released when the final occupancy permit was issued from Whatcom County.

The Company incurred interest costs of $326,000, $223,000 and $138,000 during the fiscal years 2006, 2005 and 2004, respectively, of which $-0-, $50,000 and $46,000 was capitalized as part of constructing the new facilities during fiscal years 2006, 2005 and 2004, respectively.

5.	Intangible assets

Intangible assets consist of patents, trademarks and designs. Upon adoption of SFAS 142, the Company reassessed the useful lives of intangible assets and determined the useful lives are appropriate in determining amortization expense. The balance of intangible assets as of January 31 was as follows (in thousands of U.S. dollars):

	2006	2005
Patents, trademarks, and designs	$137	$137

Less accumulated amortization	(137)	(129)

	$—	$8

Amortization expense for intangible assets for the fiscal years ended January 31, 2006, 2005 and 2004 was $8,000, $31,000 and $36,000, respectively. As of January 31, 2006 all intangible assets were fully amortized.

6.	Fair value of financial instruments

The fair value of cash and cash equivalents, restricted cash, investments, accounts receivable, accounts payable, and accrued liabilities, and amounts due to related parties approximate their carrying value due to the relatively short-term maturities of these instruments.

The fair value of the Company’s debt at January 31, 2006 approximates the carrying value. The fair value is based on management’s estimate of current rates available to the Company for similar debt with the same remaining maturity.

7.	Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, short-term investments and trade accounts receivable. Receivables arising from sales to customers are generally not significant individually and are not collateralized; as a result, management continually monitors the financial condition of its customers to reduce the risk of loss. The Company had two customers who individually exceeded 10% of sales, who accounted for 43% and 30% of total trade accounts receivable at January 31, 2006 and 2005, respectively and who accounted for 45%, 43% and 40% of total sales during January 31, 2006, 2005 and 2004, respectively.

The Company invests its cash and cash equivalents in high quality issuers. These cash balances may be insured by the Federal Deposit Insurance Corporation, the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation or through other private insurance purchased by the issuer. The Company maintains its cash in demand deposits and money market accounts held primarily by four banks and in the normal course of business, maintains cash balances in excess of these insurance limits.

8.	Operating line of credit

On May 23, 2005, Absorption renewed a bank line of credit with Branch Banking & Trust Co. that provides for up to $2,000,000 of cash borrowings for general corporate purposes which is secured by accounts receivable and inventory of Absorption. Interest is payable on funds advanced at the one-month London Interbank Offered Rate (“LIBOR”) plus 2.5%. The line of credit matures on May 23, 2007. At January 31, 2006, the Company had no borrowings outstanding.

9.	Long-term debt (in thousands of U.S. dollars)

	2006	2005
Tax-exempt bonds	$7,055	$7,255
Taxable bonds	208	337

Total debt	7,263	7,592
Less: current portion	(537)	(329)

Long-term debt	$6,726	$7,263

In March 2003, the Company completed a $2,910,000 bond financing, comprised of $2,355,000 as tax exempt and $555,000 as taxable. The bonds were issued through the Washington Economic Development Finance Authority in Washington State. The purchaser and holder of the bonds is GE Capital Public Finance. The tax exempt bonds have a fixed rate of 5.38% with a term of 190 months, maturing February 2019, and with interest-only payments for the first 52 months. The taxable bonds have a fixed rate of 5.53% a term of 52 months, with a maturity date of August 2007. The indebtedness underlying the bonds is secured by a mortgage on the real property, and a security interest in the equipment assets, located in Whatcom County, Washington. At January 31, 2006 and 2005, the balance outstanding was $2,355,000 and $2,355,000 on the tax-exempt and $208,000 and $337,000 on the taxable bonds, respectively.
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
In September of 2004, the Company completed a $4,900,000 tax-exempt bond financing. Of the total proceeds from the financing, $2,099,000 were used to pay off the loan held by Branch Banking &Trust Co., $98,000 was paid for costs of issuance and the remaining proceeds of $2,703,000 were placed in a trust account to be used to finish the construction of the new production facility located in Jesup, Georgia. The bonds were issued by Wayne County Industrial Development Authority in the state of Georgia. The bonds have a variable rate equal to Branch Banking & Trust Co.’s Variable Rate Demand Bond “VRDB” rate ( 3.30 % as of March 31, 2006) plus a letter of credit fee of 0.95%, a remarketing fee of 0.125% and a $2,000 annual trustee fee. The term of these bonds is seven years for the equipment portion and 15 years for the real estate portion. At January 31, 2006 and 2005, the balance outstanding was $4,700,000 and $4,900,000, respectively. At January 31, 2006 and 2005, $-0- and $437,000 remained in the trust account, respectively. The letter of credit expires September 2, 2011, at which time it will need to be renewed.
The aggregate principal maturities on long-term debt for each of the twelve-month periods subsequent to January 31, 2006 are as follows (in thousands of U.S. dollars):

Long-term
Debt
Fiscal Year ending January 31,:
2007	$537
2008	646
2009	656
2010	665
2011	674
Thereafter	4,085

$7,263

10.	Capital stock

Common Shares

Holders of Common Shares are entitled to one vote per share and to share equally in any dividends declared and in distributions on liquidation.

During fiscal years 2006, 2005 and 2004, 68,930, 445,648 and 84,725 common stock options, respectively, were exercised for proceeds of $144,753, $848,000 and $154,000, respectively. In addition, during fiscal years 2006, 2005 and 2004, warrants were exercised into -0-, 22,220 and 21,900 Common Shares for proceeds of $-0-, $50,000 and $50,000, respectively.

Stock options

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

The exercise price of stock options under the 2003 Omnibus Plan will be at least equal to the fair market value of the Common Shares on the date of grant for each incentive stock option or an amount equal to no less than 85% of fair market value for each non-qualified stock option, or the acceptable discount amount allowed under the defining securities laws. The exercise price of options granted under the 2003 Omnibus Plan must be paid in cash, property, qualifying services or under a qualifying deferred payment arrangement. In addition, subject to applicable law, the Company may make loans to individual grantees on such terms as may be approved by the Board of Directors for the purpose of financing the exercise of options granted under the 2003 Omnibus Plan and the payment of any taxes that may be due in respect of such exercise. The Compensation Committee will fix the term of each option, but no option under the 2003 Omnibus Plan will be exercisable more than ten years after the option is granted. Each option will be exercisable at such time or times as determined by the Compensation Committee, provided, however, that no stock option granted under the 2003 Omnibus Plan, or any portion thereof, to any grantee who is subject to Section 16 of the Exchange Act shall be exercisable prior to seven (7) months after the grant date of the option; and stock options, or any portion thereof, granted to grantees who are not subject to Section 16 of the Exchange Act shall not be exercisable prior to ninety (90) days after the grant date of the option. Upon a grantee’s termination of employment with the Company or its subsidiary (other than as a result of death), the 2003 Omnibus Plan provides for an expiration of any outstanding options expire immediately or within a period of 12 months or less, depending upon the cause of termination. No option shall be transferable by the option holder otherwise than by will or the laws of descent.

The following table summarizes the Company’s stock option activity for the years ended January 31, 2006, 2005 and 2004:

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Price	Shares	Price	Shares	Price
Outstanding — beginning of year	441,290	$3.62	679,088	$2.06	515,233	$1.80
Granted	184,150	4.29	239,400	4.70	265,600	2.44
Exercised	(68,930)	2.10	(455,648)	1.85	(84,725)	1.18
Repurchased, surrendered or expired	(10,150)	4.47	(21,550)	3.37	(17,020)	2.03

Outstanding — end of year	546,360	$4.02	441,290	$3.62	679,088	$2.06

Vested	260,460	$3.56	253,190	$2.81	540,268	$1.89

The following table summarizes information about options outstanding at January 31, 2006:

		Weighted
	Number	average	Outstanding	Number	Exercisable
	outstanding at	remaining	weighted	exercisable at	weighted
	January 31,	contractual life	average	January 31,	average
Range of exercise prices	2006	(months)	exercise price	2006	exercise price
$ 2.10	92,860	1	$2.10	92,860	$2.10
3.15	40,000	35	3.15	—	3.15
3.59	40,000	9	3.59	40,000	3.59
3.63	10,000	5	3.63	10,000	3.63
4.60	144,150	68	4.60	—	4.60
4.70	219,350	24	4.70	117,600	4.70

$2.10 — 4.70	46,360	31	$4.02	260,460	$3.56

At January 31, 2006, the Company had 636,500 remaining Common Shares available to be granted under the 2003 Omnibus Plan.
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
There were outstanding options to purchase 11,000 Common Shares issued to individuals who are not employees or directors of the Company as of January 31, 2006.

Warrants
The following table summarizes the Company’s warrant activity for the years ended January 31, 2006, 2005 and 2004.

Number of
	underlying	Exercise
	shares	prices
Outstanding — January 31, 2003	44,120	$2.25 to $2.29
Issued	—
Exercised	(21,900)	$2.25 to $2.29
Surrendered or expired	—

Outstanding — January 31, 2004	22,220	$2.25
Issued	—
Exercised	(22,220)	$2.25
Surrendered or expired	—	—

Outstanding — January 31, 2005	—	—
Issued	—	—
Exercised	—	—
Surrendered or expired	—	—

Outstanding — January 31, 2006	—	—

11.	Related party transactions

General and administrative expenses for 2006, 2005 and 2004 included $62,000, $68,000 and $54,000, respectively, each year for office rent and related services which were incurred on a cost reimbursement basis from a corporation owned and controlled by an officer and director of the Company. At January 31, 2006, 2005 and 2004, $6,000, $5,000 and $4,000, respectively, were owing to this related party.

During 2003, the Company loaned $25,000 to an officer of the Company. This note accumulated interest at the prime rate (as per the Bank of Montreal), non-compounding, commencing May 9, 2002. The note plus interest was repaid in full during the second quarter of fiscal 2004.

12.	Income taxes

The components of income before income taxes are as follows (in thousands of U.S. dollars):

	2006	2005	2004
U.S.	$1,078	$2,856	$2,410
Canada	(138)	(198)	(190)

	$940	$2,658	$2,220

The components of the provision for current income taxes consist of the following (in thousands of U.S. dollars):

	2006	2005	2004
U.S.	$229	$586	$321
Canada	—	—	—

	$229	$586	$321

The components of the provision for deferred income taxes consist of the following (in thousands of U.S. dollars):

	2006	2005	2004
U.S.	$56	$282	$464
Canada	—	—	—

	$56	$282	$464

The 2004 provision for income taxes reflects a benefit from the utilization of a U.S. net operating loss carry forward of $385,000.
The provision for income taxes differs from the amount computed by applying the statutory income tax rate to net income before taxes as follows (in thousands of U.S. dollars):

	2006	2005	2004
Income tax at statutory rate (Canada)	$335	$946	$921
Difference in foreign tax rate	(14)	(43)	(181)
Permanent differences	(7)	(25)	(4)
Change in valuation allowance	42	(142)	(213)
Net operating losses expired	72	240	301
Effect from remeasurement from Canadian currency	(120)	(77)	—
Other differences	(23)	(31)	(39)

	$285	$868	$785

Deferred income taxes are provided for temporary differences. Deferred income tax assets and liabilities are comprised of the following (in thousands of U.S. dollars):

	2006	2005
Deferred income tax assets
Net operating loss carryforward	$212	$285
Intangibles	29	24
Non-deductible liabilities and other	97	40
Foreign tax credit carryforward	39	18
Unrealized loss	192	99
Valuation allowance	(471)	(429)

	$98	$37

Deferred income tax liabilities
Property, plant and equipment	(787)	(671)

	$(787)	$(671)

The Company has Canadian tax losses from prior years which are available to offset taxable income of future years. These tax losses expire as follows (in thousands of U.S. dollars):

	Canadian operations
	Loss
Year incurred	carryforward	Expiry date
2000	$275	January 31, 2007
2001	237	January 31, 2008
2003	1	January 31, 2010
2004	49	January 31, 2011
2005	33	January 31, 2015

	$595

The Company has recorded a valuation allowance against deferred tax assets which relates to uncertainties related to utilization of Canadian Net Operating Loss Carry Forwards and other Canadian deferred tax assets. The valuation allowance increased by $42,000 during the year ended January 31, 2006 and decreased by $142,000 and $213,000 during the years ended January 31, 2005 and 2004, respectively.

13.	Commitments and Contingencies

Operating Leases

The Company’s Bellingham, Washington plant is leased from the Port of Bellingham under a lease that expires in August 2007. The terms and conditions of the lease require monthly payments of the excise tax only. The normal monthly lease payments were waived in lieu of Absorption agreeing to remove the building and associated utilities at the expiration of the lease. The estimated cost for this work is $120,000 as has been accounted for in accordance with FIN 47, “Accounting for Conditional Asset Retirement Obligation.” The removal of the building is required to commence six months prior to the lease expiring.

During the year ended January 31, 2005, the Company moved its corporate office, warehouse and a production facility from leased facilities to its newly completed facilities located in Whatcom County, Washington.

The Company has entered into various operating lease agreements for equipment that expire in 2006 to 2009. Rental expenses for the year ended January 31, 2006, 2005 and 2004 were $202,000, $134,000 and $300,000, respectively. Minimum annual rental payments under noncancellable operating leases are approximately $75,000, $66,000 and $24,000 for the years ending January 31, 2007, 2008, and 2009, respectively.

Manufacturing contract

During fiscal year 2003, Absorption signed a manufacturing contract with Mat, Inc. The contract calls for the production of 21 tons of hydro mulch product over the three year life of the contract, with Mat, Inc. purchasing all of the product. The contract expired in January 2006.

Legal matters

On February 23, 2004, an arbitration demand was filed against Absorption seeking damages in the amount of approximately $1,000,000. This arbitration demand relates to a lawsuit that was filed on June 22, 1995 in the Boone Circuit Court of the Commonwealth of Kentucky against Absorption seeking damages in an immaterial amount. The lawsuit is captioned Wilder et.al. v. Absorption Corp., Civil Action No. 95-CI-547, and alleges breach of contract, fraud, violation of the Kentucky Unfair Trade Practices Act and other related claims. Absorption disputes the allegations of the arbitration demand and lawsuit and will vigorously defend against the actions, and, although the Company cannot predict the outcome of pending proceedings, either in favor of Absorption as a recovery of legal fees or against Absorption, Absorption expects that any outcome in this matter will not have a material adverse effect on our financial condition. As of the filing of this Annual Report, Absorption does expect that the outcome of this arbitration will be known as early as the second quarter of fiscal year 2007.

Except as described above and for ordinary routine litigation incidental to the Company’s business, there are no material legal proceedings pending to which the Company is a party, or of which any of the Company’s properties is the subject.

Self Insurance

Since January 2004, Absorption has been self-insured for medical insurance through a third party administrator. Claims exceeding $30,000 for any one individual or $250,000 for the group are covered under a stop loss insurance policy. As of January 31, 2006 and 2005, the Company accrued $101,000 and $69,000, respectively, for the self-insured medical insurance.

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

Business segment data (in thousands of U.S. dollars)

	2006
	Animal
	Care	Industrial	Consolidated
Sales, net	$23,913	$1,523	$25,436
Operating cost and expenses	21,333	1,600	22,933

Operating income (loss) before depreciation and amortization	2,580	(77)	2,503
Depreciation and amortization			(1,310)
Interest expense			(326)
Interest Income			73

Net income before taxes			$940

	2005
	Animal
	Care	Industrial	Consolidated
Sales, net	$20,943	$1,220	$22,163
Operating cost and expenses	17,324	1,291	18,615

Operating income (loss) before depreciation and amortization	3,619	(71)	3,548
Depreciation and amortization			(792)
Interest expense			(173)
Interest Income			75

Net income before taxes			$2,658

	2004
	Animal
	Care	Industrial	Consolidated
Sales, net	$18,184	$1,434	$19,618
Operating cost and expenses	15,412	1,507	16,919

Operating income (loss) before depreciation and amortization	2,772	(73)	2,699
Depreciation and amortization			(430)
Interest expense			(92)
Interest Income			43

Net income before taxes			$2,220

Sales revenues by geographic areas are as follows:

	2006	2005	2004
United States	$24,471	$21,065	$18,751
Canada	413	585	353
Other countries	552	513	514

	$25,436	$22,163	$19,618

Two customers from the Animal Care segment represent 10% or more of the Company’s sales.

	2006	2005	2004
Customer A	$5,981	$4,856	$4,424
Customer B	5,504	4,616	3,489

	$11,485	$9,472	$7,913

15. Earnings per share (in thousands of U.S. dollars, except per share amounts)

	2006
	Net Income	Shares	Per share
	(numerator)	(denominator)	amount
Basic earnings per share
Net income available to stockholders	$655,000	6,263,000	$0.10
Effect of dilutive securities
Stock options to purchase common stock	—	84,000

Diluted earnings per shares
Net income available to stockholders	$655,000	6,347,000	$0.10

	2005
	Net Income	Shares	Per share
	(numerator)	(denominator)	amount
Basic earnings per share
Net income available to stockholders	$1,790,000	5,973,000	$0.30
Effect of dilutive securities
Warrants to purchase common stock	—	198
Stock options to purchase common stock	—	281,901

Diluted earnings per shares
Net income available to stockholders	$1,790,000	6,255,099	$0.29

	2004
	Net Income	Shares	Per share
	(numerator)	(denominator)	amount
Basic earnings per share
Net income available to stockholders	$1,435,000	5,710,000	$0.25
Effect of dilutive securities
Warrants to purchase common stock	—	14,000
Stock options to purchase common stock	—	259,000

Diluted earnings per shares
Net income available to stockholders	$1,435,000	5,983,000	$0.24

16. Selected Quarterly Financial Data (in thousands of U.S. dollars, except per share amounts)
     The following table sets forth selected quarterly financial data for each of the quarters in 2006 and 2005:

	2006
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
Sales, net	$6,719	$6,751	$6,074	$5,892
Cost of goods sold	4,666	4,842	4,347	3,933

Gross Profit	2,053	1,909	1,727	1,959

Selling, general and administrative expenses	1,642	1,584	1,558	1,671

Income from operations	411	325	169	288
Interest expense	(85)	(80)	(83)	(78)
Interest income	17	23	17	16

Income before provision for income taxes	343	268	103	226

Income tax provision	(90)	(80)	(55)	(60)

Net income	$253	$188	$48	$166

Basic earnings per share	$.04	$.03	$.01	$.03
Fully diluted earnings per share	$.04	$.03	$.01	$.03

Weighted average number of shares outstanding (in thousands)
Basic	6,277	6,261	6,261	6,254
Diluted	6,322	6,332	6,346	6,360

	2005
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
Sales, net	$5,168	$5,999	$5,495	$5,501
Cost of goods sold	3,644	3,568	3,348	3,156

Gross Profit	1,524	2,431	2,147	2,345

Selling, general and administrative expenses	1,483	1,319	1,526	1,363

Income from operations	41	1,112	621	982
Interest expense	(60)	(37)	(38)	(38)
Interest income	60	9	3	3

Income before provision for income taxes	41	1,084	586	947

Income tax provision	(36)	(348)	(139)	(345)

Net income	$5	$736	$447	$602

Basic earnings per share	$.00	$.12	$.08	$.10
Fully diluted earnings per share	$.00	$.12	$.07	$.10

Weighted average number of shares outstanding (in thousands)
Basic	6,146	6,011	5,931	5,802
Diluted	6,230	6,269	6,172	6,146

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
ITEM 9A. CONTROLS AND PROCEDURES
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
Except as discussed below, there has been no change in our internal control over financial reporting during fiscal year 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
As part of our preliminary assessment under criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to comply with the Section 404 of the Sarbanes-Oxley Act of 2002, management has identified certain internal control reportable conditions relating to specific functions and procedures that management believes are not material weaknesses. These conditions, which include matters related to computer access and significant adjusting journal entries, have been remediated.
We are committed to strengthening our internal control over financial reporting and are currently documenting and testing our internal controls and considering whether any additional improvements are necessary for maintaining an effective control environment at our company. The evaluation of our internal controls is being conducted under the direction of our senior management. In addition, our management is regularly discussing the results of our testing and any proposed improvements to our control environment with our audit committee. We expect to assess our controls and procedures on a regular basis and we may identify additional shortcomings in our system of internal controls that either individually or in the aggregate may represent a material weakness requiring additional remediation efforts. We will continue to work to improve our controls and procedures, and to educate and train our employees on our existing controls and procedures in connection with our efforts to maintain an effective controls infrastructure at our company.
ITEM 9B. OTHER INFORMATION
Any information required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal 2006 was so reported.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
For information with respect to our officers and directors, including information relating to our audit committee and “audit committee financial expert,” see “Election of Directors” in our definitive Proxy Statement (“Proxy Statement”) for our Annual General and Special Meeting of Shareholders to be held on June 8, 2006 (“Annual Meeting”), which information is incorporated herein by reference.
Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 by our directors and executive officers and holders of ten percent of a registered class of our equity securities is incorporated in this item by reference to the section titled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.
We have adopted a Code of Business Conduct and Ethics in compliance with the applicable rules of the SEC that applies to our principal executive officer, our principal financial officer and our principal accounting officer or controller, or persons performing similar functions. A copy of this policy is available free of charge on our website at www.internationalabsorbents.com under the “Governance” tab. We intend to disclose any amendment to, or a waiver from, a provision of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of the code of ethics enumerated in applicable rules of the SEC on our website at www.internationalabsorbents.com under the “Governance” tab.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item regarding compensation of executive officers and directors is incorporated herein by reference to the section titled “Compensation of Directors and Executive Officers” in our Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
For information with respect to the security ownership of certain beneficial owners and management, see the section titled “Security Ownership of Certain Beneficial Owners and Managment” in our Proxy Statement, which information is incorporated herein by reference.
The information required by this item regarding equity compensation plan information is incorporated herein by reference to the section titled “Equity Compensation Plan Information” in our Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
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
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:
1. Financial Statements.
The following Financial Statements are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm	Page 23

Consolidated Balance Sheets at January 31, 2006 and 2005	Page 24

Consolidated Statements of Earnings for the Fiscal Years ended January 31, 2006, 2005 and 2004	Page 25

Consolidated Statements of Stockholders’ Equity for the Fiscal Years ended January 31, 2006, 2005 and 2004	Page 26

Consolidated Statements of Cash Flows for the Fiscal Years ending January 31, 2006, 2005 and 2004	Page 27

Notes to Consolidated Financial Statements, January 31, 2006 and 2005	Page 28
2. Financial Statement Schedules.
Financial Statement Schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.
3. Exhibits.

The exhibits listed in the accompanying Index to Exhibits on pages 55 are filed or incorporated by reference as part of this Annual Report on Form 10-K.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INTERNATIONAL ABSORBENTS INC., a
British Columbia, Canada corporation

Signature	Title	Date

/s/ Gordon L. Ellis	Chairman of the Board of Directors,	April 5, 2006

Gordon L. Ellis	President and Chief Executive Officer
(Principal Executive Officer)
Dated: April 5, 2006
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

Signature	Title	Date

/s/ Gordon L. Ellis	Chairman of the Board of Directors,	April 5, 2006

Gordon L. Ellis	President and Chief Executive Officer
(Principal Executive Officer)

/s/ John J. Sutherland	Director	April 5, 2006

John J. Sutherland

/s/ Daniel J. Whittle	Director	April 5, 2006

Daniel J. Whittle

	Director	April 5, 2006
/s/ Lionel G. Dodd

Lionel G. Dodd

	Director	April 5, 2006
/s/ Michael P. Bentley

Michael P. Bentley

/s/ David H. Thompson	Chief Financial Officer Secretary	April 5, 2006

David H. Thompson	(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit 3.	Articles of Incorporation and By-laws

3.1[3]	Altered Memorandum of Company (Amended)

3.2[1]	Articles of the Company

Exhibit 10.	Material Contracts

10.1[1]	Lease for Bellingham, WA plant between Port of Bellingham and Absorption Corp dated October 8, 1985 (with modifications and renewals).

10.2[1]	Rental contracts between the Company, Absorption Corp, Canadian Absorption Corp and ABE (1980) Industries Inc. dated December 1, 1989.

10.3[1]	Office Services Agreement between the Company and ABE (1980) Industries Inc. dated November 10, 1988.

10.4[1]	Office Services Agreement between the Company and ABE (1980) Industries Inc. dated September 1, 1998.

10.5[2]	Manufacturing Agreement between Mat, Inc. and Absorption Corp dated January 15, 2002.

10.6[4]	Employment Agreement between the Company and Gordon L. Ellis, CEO and President dated October, 1, 1998.

10.7[5]	Employment Agreement between the Company and David H. Thompson, CFO and Secretary dated February 1, 2002.

10.8[14]	Services Agreement between the Company and Doug Ellis, President of Absorption Corp dated May 1, 2003.

10.9[15]	Employment Agreement between the Company and Shawn Dooley, Vice President for Sales and Marketing of Absorption Corp. dated December 18, 2003.

10.10[6]	Tax Exempt Loan Agreement Among GE Capital Public Finance, Inc., as Lender, and Washington Economic Development Finance Authority, as Issuer, and Absorption Corp., as Borrower, dated as of March 1, 2003.

10.11[7]	Taxable Rate Loan Agreement Between GE Capital Public Finance, Inc., as Lender, and Absorption Corp, as Borrower, dated as of March 1, 2003

10.12[8]	The Commercial Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing made as of March 1, 2003, by the Grantor, Absorption Corp, to the Trustee, First American Title Insurance Company, as Trustee for the benefit of the Beneficiary, GE Capital Public Finance, Inc.

10.13[18]	Loan Agreement among BB&T and Absorption Corp. dated August 20, 2003.

10.14[16]	1993 Stock Option Plan – U.S. Participants, as amended and 1993 Equity Stock Option Plan, as amended

10.15[17]	2003 Omnibus Incentive Plan

10.16[9]	Wayne County Industrial Development Authority Tax-Exempt Industrial Development Revenue Bonds (Absorption Corp Project), Series 2004 dated September 2, 2004.

10.17[10]	Letter of Credit and Reimbursement Agreement between Absorption Corp and Branch Banking and Trust Company dated September 1, 2004.

10.18[11]	BB&T Security Agreement dated September 1, 2004 between Absorption Corp and Branch Banking and Trust Company.

10.19[12]	BB&T Guaranty Agreement between Branch Banking and Trust Company and International Absorbents Inc. dated September 1, 2004.

10.20[13]	Lease Agreement dated as September 1, 2004 by and between Wayne County Industrial Development Authority and Absorption Corp.

10.21[19]	Employment Agreement dated August 26, 2004 between Absorption Corp and Douglas Ellis, Chief Operations Officer for the Company.

Exhibit 21.	Subsidiaries of the Registrant

21.1[20]	List of Subsidiaries of the Company.

Exhibit 23.	Consent of Experts and Counsel

23.1[20]	Consent of Moss Adams, LLP

Exhibit 24.	Power of Attorney

24.1	The power of attorney can be located on the signature page of this Form 10-K.

Exhibit 31.	Rule 13a-14(a)/15d-14(a) Certifications

31.1[20]	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14.

31.2[20]	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14.

1

Exhibit 32.	Section 1350 Certifications

32.1[20]	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2[20]	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

[1]	Incorporated by reference to Exhibit 3.2 filed with the Company’s Registration Statement on Form F-1 (No. 33-45919) as amended.

[2]	Incorporated by reference to Exhibit 10.5 filed with the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2002.

[3]	Incorporated by reference to Exhibit 3.1 filed with the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2003.

[4]	Incorporated by reference to Exhibit 10.3 filed with the Company’s Annual Report on form 10-KSB for the fiscal year ended January 31, 2003.

[5]	Incorporated by reference to Exhibit 10.6 filed with the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2003.

[6]	Incorporated by reference to Exhibit 10.7 filed with the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2003.

[7]	Incorporated by reference to Exhibit 10.8 filed with the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2003.

[8]	Incorporated by reference to Exhibit 10.9 filed with the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2003.

[9]	Incorporated by reference to Exhibit 10.14 filed with the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2004.

[10]	Incorporated by reference to Exhibit 10.15 filed with the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2004.

[11]	Incorporated by reference to Exhibit 10.16 filed with the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2004.

[12]	Incorporated by reference to Exhibit 10.17 filed with the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2004.

[13]	Incorporated by reference to Exhibit 10.18 filed with the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2004.

[14]	Incorporated by reference to Exhibit 10.7 filed with the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2004.

[15]	Incorporated by reference to Exhibit 10.8 filed with the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2004.

[16]	Incorporated by reference to Exhibits 99.1 and 99.2 to the Company’s Registration Statement on Form S-8 filed on April 16, 2004.

[17]	Incorporated by reference to Exhibit 99.1 to Amendment No. 1 to Company’s Registration Statement on Form S-8 filed on September 21, 2004.

[18]	Incorporated by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2004.

[19]	Incorporated by reference to Exhibit 10.19 filed with the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2005.

[20]	Filed herewith.

2