Form 10-Q
period 2006-04-30
INTERNATIONAL ABSORBENTS INC
filed 2006-06-09
CIK 813634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                to
Commission file number: 1-31642
INTERNATIONAL ABSORBENTS INC.
(Exact name of registrant as specified in its charter)

Province of British Columbia, Canada (State or other jurisdiction of incorporation or organization)	None (I.R.S. Employer Identification No.)

1569 Dempsey Road North Vancouver, British Columbia, Canada (Address of principal executive offices)	V7K 1S8 (Zip Code)
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
Yes ☑                      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Check one:
Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 3, 2006

Common Shares, no par value per share	6,410,328 shares

PART I     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
INTERNATIONAL ABSORBENTS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars, in thousands)

	April 30,	January 31,
	2006	2006
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$2,314	$2,198
Short term investments	610	609
Accounts receivable, net	2,273	2,160
Inventories	2,746	2,646
Prepaid expenses	188	113
Deferred income tax asset	96	96

Total current assets	8,227	7,822
Property, plant and equipment, net	16,847	16,430
Other assets, net	242	261

Total assets	$25,316	$24,513

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$2,602	$2,243
Related party payable	10	6
Current portion of long-term debt	539	537
Income taxes payable	59	62

Total current liabilities	3,210	2,848
Deferred income tax liability	830	785
Long-term debt	6,691	6,726

Total liabilities	10,731	10,359

Stockholders’ equity:

Common stock, no par value;
100,000,000 shares authorized, 6,410,328 and 6,320,768 issued and outstanding at April 30, 2006 and January 31, 2006, respectively	8,487	8,299

Additional paid in capital	753	652

Retained earnings	5,345	5,203

Total stockholders’ equity	14,585	14,154

Total liabilities and stockholders’ equity	$25,316	$24,513

INTERNATIONAL ABSORBENTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars, in thousands, except for per share amounts)

	Three Months Ended
	April 30,	April 30,
	2006	2005
	(unaudited)	(unaudited)
Sales, net	$6,621	$5,892
Cost of goods sold	4,566	3,933

	2,055	1,959

Selling, general and administrative expenses	1,714	1,671

Income from operations	341	288
Interest expense	(86)	(78)
Interest income	18	16

Income before provision for income tax	273	226

Income tax provision	(131)	(60)

Net income	$142	$166

Basic earnings per share	$.02	$.03
Fully diluted earnings per share	$.02	$.03

Weighted average number of shares outstanding (in thousands)
Basic	6,384	6,254
Diluted	6,393	6,360

INTERNATIONAL ABSORBENTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars, in thousands)

	Three Months Ended
	April 30,	April 30,
	2006	2005
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$142	$166
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	347	312
Stock-based compensation	101	4
Deferred tax	45	12
Changes in operating assets and liabilities
Accounts receivable	(113)	(432)
Inventory	(100)	(655)
Prepaid expenses	(75)	(77)
Accounts payable and accrued liabilities	278	72
Income tax receivable/payable	(3)	48
Due to related party	4	1

Net cash flows from operating activities	626	(549)

Cash flows from investing activities
Purchase of short-term investments	(1)	(108)
Proceeds from short-term investments	—	107
Purchase of property, plant and equipment	(664)	(364)
Changes in restricted cash	—	(2)

Net cash flows from investing activities	(665)	(367)

Cash flows from financing activities
Repayment of long-term debt	(33)	(32)
Proceeds from exercise of stock options	188	11

Net cash flows from financing activities	155	(21)

Net change in cash	116	(937)
Cash and cash equivalents, beginning of period	2,198	3,520

Cash and cash equivalents, end of period	$2,314	$2,583

Supplemental Cash flow Information
Cash paid for interest	$73	$63

Cash paid for income taxes	$79	$—

Non-cash investing activities
Change in property, plant and equipment and accounts payable and accrued liabilities for purchase of plant and equipment	$81	$(33)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.   Significant Accounting Policies
Basis of consolidation and presentation
The consolidated financial statements include the accounts of International Absorbents Inc. (the “Company” or “International Absorbents”) and its wholly owned subsidiary Absorption Corp (“Absorption”), a Nevada corporation doing business in the states of Washington and Georgia.
These unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States and include the accounts of the Company and its wholly owned subsidiary. All significant inter-company transactions and balances have been eliminated upon consolidation. The accompanying interim condensed consolidated financial statements do not include all notes normally included in our audited annual consolidated financial statements and 10-K and therefore should be read in conjunction with our annual consolidated financial statements. The accompanying consolidated financial statements include all normal recurring adjustments which, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at April 30, 2006 and January 31, 2006, its results of operations for the three months ended April 30, 2006 and 2005 and the statement of cash flows for the three months ended April 30, 2006 and 2005.
Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for doubtful accounts and finance charges, income taxes, deferred income taxes and the related tax valuation allowance, accrual for the self-insured medical insurance plan and sales incentives.
New Accounting Pronouncements
In November 2005, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position No. FAS123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). Under the provisions of FSP123(R)-3, entities may follow either the transition guidance for the additional paid-in capital pool as prescribed by SFAS No. 123(R), or elect to use the alternative transition method as described in FSP 123(R)-3. An entity that adopts SFAS No. 123(R) using the modified prospective application method may make a one-time election to adopt the transition method described in FSP 123(R)-3. The Company is currently evaluating the available transition alternatives and has until November 2006, which is one year from the effective date of FSP 123(R)-3, to finalize the one-time election.
Stock-based employee compensation
Prior to February 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”) and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Accordingly, no stock-based compensation expense was recognized in the income statement for the three-month period ended April 30, 2005, as all unvested options granted under the Company’s stock-based employee compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant. As permitted by SFAS No. 123, stock-based compensation was included as a pro forma disclosure in the notes to the Company’s consolidated financial statements for the three month period ended April 30, 2005.
Effective February 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (“SFAS No. 123(R)”) using the modified prospective transition method. Under that transition method, compensation cost recognized in the three months ended April 30, 2006 includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based payments granted subsequent to February 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated, as provided for under the modified-prospective method.
Total stock-based compensation expense recognized in the income statement for the three months ended April 30, 2006 was $99,000 before income taxes, of which $10,000 was recognized in cost of goods sold and $89,000 was recognized in selling, general and administrative expenses. Related total deferred tax benefit was nil for the three months ended April 30, 2006. Total unrecognized compensation costs related to stock options at April 30, 2006 was $969,000, net of estimated forfeitures. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of approximately 38 months.
Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. SFAS No. 123(R) requires the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified and reported as both an operating cash outflow and a financing cash inflow on a prospective basis upon adoption.
The following table shows the effect on net income and basic and diluted earnings per share for the three months ended April 30, 2005 had compensation cost been recognized based upon the estimated fair value on the grant date of stock options in accordance with SFAS No. 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure”:
(U.S. dollars, in thousands, except for per share amounts)

Three months ended
April 30,
2005
Net income	$166
Stock-based compensation recognized under APB No. 25, net of related tax effects	—
Compensation expense calculated in accordance with SFAS 123, net of related tax effects	(84)

Pro forma net income	$82

Basic earnings per share
As reported	$0.03
Pro forma	$0.01

Diluted earnings per share
As reported	$0.03
Pro forma	$0.01
Disclosures for the period ended April 30, 2006 are not presented because the amounts are recognized in the consolidated financial statements in connection with the adoption of SFAS No. 123(R).
SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes-Merton (“BSM”) option valuation model, which incorporates various assumptions including volatility, expected life, and interest rates. The assumptions used for the three-month periods ended April 30, 2006 and April 30, 2005 and the resulting estimates of weighted-average fair value per share of options granted during those periods are as follows:

	2007	2006
a) risk free interest rate	4.93%	3.70%
b) expected volatility	128.5%	126.1%
c) expected dividend yield	0.00%	0.00%
d) estimated average life (in years)	5.8	7.00
e) weighted-average fair value per share	$2.87	$4.22
The expected life of the options represents a weighted average of the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For 2006, expected stock price volatility is based on the historical volatility of the Company’s stock, for the related vesting periods. The risk-free interest rate is based on the implied yield currently available in U.S. Treasury securities at maturity with an equivalent term. The Company has not paid dividends in the past and does not plan to pay any dividends in the near future.
Other stock-based compensation
The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees and non-employee directors in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services” (“EITF 96-18”). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18. Stock-based compensation recognized under SFAS No. 123 and EITF 96-18 was $2,000 and $4,000 during the three-month periods ended April 30, 2006 and 2005, respectively.
2.   Share Capital
Common Shares (U.S. dollars, in thousands)

	Shares	Capital
Common shares outstanding, January 31, 2006	6,321	$8,299
Common shares outstanding, April 30, 2006	6,410	$8,487
Options
Stock options outstanding at April 30, 2006 and January 31, 2006 were 552,400 and 546,360, respectively. During the three months ended April 30, 2006, 89,560 options were exercised, 4,400 options were forfeited, and 100,000 options were granted.
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

Business Segment Data — Three Months Ended April 30, 2006

	Animal
(U.S. dollars, in thousands)	Care	Industrial	Consolidated
Revenues	$6,376	$245	$6,621
Operating cost and expenses	5,657	276	5,933

Operating income (loss) before depreciation and amortization	719	(31)	688
Depreciation and amortization			(347)
Interest expense			(86)
Interest income			18

Net income before taxes			$273

Business Segment Data — Three Months Ended April 30, 2005

	Animal
(U.S. dollars, in thousands)	Care	Industrial	Consolidated
Revenues	$5,548	$344	$5,892
Operating cost and expenses	4,880	374	5,254

Operating income (loss) before depreciation and amortization	668	(30)	638
Depreciation and amortization			(350)
Interest expense			(78)
Interest income			16

Net income before taxes			$226

4.   Inventories components

	April 30,	January 31,
(U.S. dollars, in thousands)	2006	2006
Raw materials and supplies	$1,334	$1,351
Finished goods	1,412	1,295

	$2,746	$2,646

5.   Property, Plant and Equipment

	April 30,	January 31,
(U.S. dollars, in thousands)	2006	2006
Property, plant and equipment
Land	$1,547	$1,547
Buildings	8,482	8,474
Leasehold improvements	695	630
Equipment	10,165	10,127
Construction in progress	781	147

	$21,670	$20,925
Less: Accumulated depreciation	(4,823)	(4,495)

	$16,847	$16,430

6.   Credit arrangements
On May 23, 2005, Absorption renewed a bank line of credit with Branch Banking & Trust Co. that provides for up to $2,000,000 of cash borrowings for general corporate purposes which is secured by accounts receivable and inventories of Absorption. Interest is payable on funds advanced at the one-month London Interbank Offered Rate (“LIBOR”) plus 2.5%. The line of credit matures on May 23, 2007. At April 30, 2006, the Company had no borrowings outstanding.
7.   Long-term debt
In March 2003, the Company completed a $2,910,000 bond financing, comprised of $2,355,000 as tax exempt and $555,000 as taxable. The bonds were issued through the Washington Economic Development Finance Authority in Washington State. The purchaser and holder of the bonds is GE Capital Public Finance. The tax exempt bonds have a fixed rate of 5.38% with a term of 190 months, maturing February 2019, and with interest-only payments for the first 52 months. The taxable bonds have a fixed rate of 5.53%, with a term of 52 months, maturing August 2007. The indebtedness underlying the bonds is secured by a mortgage on the real property, and a security interest in the equipment assets, located in Whatcom County, Washington. At April 30, 2006, the balance outstanding was $2,355,000 on the tax-exempt and $175,000 on the taxable bonds, respectively. At January 31, 2006, the balance outstanding was $2,355,000 on the tax-exempt and $208,000 on the taxable bonds, respectively.
In September 2004, the Company completed a $4,900,000 tax-exempt bond financing. Of the total proceeds from the financing, $2,099,000 were used to refinance a loan held by Branch Banking &Trust Co., $98,000 was paid for costs of issuance and the remaining proceeds of $2,703,000 were placed in a trust account to be used to finish the construction of the new production facility located in Jesup, Georgia. The bonds were issued by Wayne County Industrial Development Authority in the State of Georgia. The bonds have a variable rate equal to Branch Banking & Trust Co.’s Variable Rate Demand Bond “VRDB” rate ( 3.59 % as of May 25, 2006) plus a letter of credit fee of 0.95%, a remarketing fee of 0.125% and a $2,000 annual trustee fee. The term of these bonds is seven years for the equipment portion and 15 years for the real estate portion. At both April 30, 2006 and January 31, 2006, the debt outstanding was $4,700,000.
8.   Legal Matters
On February 23, 2004, an arbitration demand was filed against Absorption seeking damages in the amount of approximately $1,000,000. This arbitration demand relates to a lawsuit that was filed on June 22, 1995 in the Boone Circuit Court of the Commonwealth of Kentucky against Absorption seeking damages in an immaterial amount. The lawsuit is captioned Wilder et.al. v. Absorption Corp., Civil Action No. 95-CI-547, and alleges breach of contract, fraud, violation of the Kentucky Unfair Trade Practices Act and other related claims. Absorption disputes the allegations of the arbitration demand and lawsuit and will vigorously defend against the actions, and, although Absorption cannot predict the outcome of pending proceedings, either in favor of Absorption as a recovery of legal fees or against Absorption, Absorption expects that any outcome in this matter will not have a material effect on our consolidated financial condition. However, Absorption does expect that the outcome of this arbitration will be known as early as the fourth quarter of fiscal year 2007.

9.   Earnings per share

	For the three months ended
	April 30, 2006
	Net Income	Shares	Per share
	(numerator)	(denominator)	amount
Basic earnings per share
Net income available to stockholders	$142,000	6,383,806	$0.02
Effect of dilutive securities
Stock options to purchase common stock	—	9,633

Diluted earnings per shares
Net income available to stockholders	$142,000	6,393,439	$0.02

	For the three months ended
	April 30, 2005
	Net Income	Shares	Per share
	(numerator)	(denominator)	amount
Basic earnings per share
Net income available to stockholders	$166,000	6,253,598	$0.03
Effect of dilutive securities
Stock options to purchase common stock	—	106,744

Diluted earnings per shares
Net income available to stockholders	$166,000	6,360,342	$0.03

The Company excludes all potentially dilutive securities from its diluted net income per share computation when their effect would be anti-dilutive. The following common stock equivalents were excluded from the earnings per share computation because the exercise prices of the stock options and rights were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive:

	Three Months Ended
	March 31,
	2006	2005
Stock options excluded from the computation of diluted net income per share, other than those used in the determination of common stock equivalents disclosed above	512,400	0
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
Some statements and information contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are not historical facts but are forward-looking statements. For a discussion of these forward-looking statements and important factors that could cause results to differ materially from the forward-looking statements, see “Forward-Looking Statements” below.

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
Absorption is a leading manufacturer and seller of premium small animal bedding in North America. The primary product that we sell in this market is small animal bedding sold under the brand name CareFRESH®. We consider the activities that surround the manufacture and distribution of CareFRESH® to be our core business. Our business strategy is to promote and grow our core business and to create diversification in our market channels, our production methods, and our product lines in an effort to add strength and breadth to our business structure. As a result, we are dedicating significant resources to both building infrastructure for the support of our core business, and creating more product and customer diversification. We believe that this strategy has started to provide results. Specifically, we continue to grow sales in our core business and improve the production process of our core CareFRESH® product while expanding sales of new products and existing products in new market channels.
The financial results of the first quarter of fiscal year 2007 met the expectations of management. We met or slightly exceeded both top line sales (see “Net Sales” below) and bottom line profits (see “Net Income” below). As described in the “Gross Profits” comments below, part of our success was our ability to maintain the production efficiencies we achieved during the final quarter of fiscal year 2006. We were also able to reduce our sales, general and administrative expenses, net of stock based compensation, which we were required to account for the first time during the first quarter of fiscal year 2007.
During the current fiscal year we are focusing our sales and marketing efforts on our market leading CareFRESH®, CareFRESH® Ultra, and CareFRESH® Colors brands of small animal bedding products. We are focusing these efforts on the current high level of excitement about our CareFRESH® Colors products. CareFRESH® Colors is a colored bedding offering designed to fit into our product line as a step up from CareFRESH® Ultra, our white small animal bedding offering. We are also continue to aggressively sell our Healthy Pet ™ Cat Litter line. Healthy Pet ™ Cat Litter is a line of cat litters in which our distributors are offered a selection of five cat litters designed to be displayed together in one section of shelf space. They are all made of natural products in keeping with our corporate philosophy of being environmentally friendly. Because these are new product lines, management believes it is too early to be able to predict if these trends will continue.
Even though we are currently experiencing significant infrastructure-related costs, we believe our progress with the sales of new product lines will continue to move us toward developing more diversified sources of income, which we anticipate will help reduce the risks associated with a substantial reliance on sales from a single product.
RESULTS OF OPERATIONS
The following table illustrates our financial results for the first quarter of fiscal year 2007 as compared to the same quarter in fiscal year 2006. (U.S. dollars, in thousands):

	April 30,	Percent	April 30,	Percent	Percentage
	2006	of Sales	2005	of Sales	Change
Sales, net	$6,621	100%	$5,892	100%	12%
Costs of goods sold	4,566	69%	3,933	67%	16%

Gross Profit	2,055	31%	1,959	33%	5%
Selling, administrative and general expenses	1,714	26%	1,671	28%	3%

Income from operations	341	5%	288	5%	18%
Interest income	(18)	0%	(16)	0%	13%
Interest expense	86	1%	78	1%	10%

Income before provision for income tax	273	4%	226	4%	21%
Income taxes	(131)	-2%	(60)	-1%	118%

Net income	$142	2%	$166	3%	-14%

Net Sales
Our net sales grew from $5,892,000 in the first quarter of fiscal year 2006 to $6,621,000 in the first quarter of fiscal year 2007, representing an increase of 12%. Net sales of our animal care products grew from $5,548,000 to $6,418,000 comparing the quarters ended April 30, 2005 and April 30, 2006, respectively. Net sales of our industrial products fell from $344,000 to $203,000 between the quarters ended April 30, 2005 and April 30, 2006, respectively. Our core product line, CareFRESH®, continues to gain market share in the pet specialty market channel. Our strategy of diversification continues to show success with the growth of pet bedding products such as CareFRESH® Ultra™ and Critter Care™, due to increased shelf facings. Our strategy in regard to our industrial line of products has remained the same, which is to effectively service existing customers while focusing growth on consumer products.
During the balance of fiscal year 2007, sales of natural, non-colored CareFRESH® in pet specialty channels are expected to be approximately the same as they were in fiscal year 2006. We have now reached significant levels of distribution throughout the United States, however, we have also introduced line extensions such CareFRESH Ultra™ and CareFRESH® Colors. Therefore, although we anticipate that natural CareFRESH® will continue to represent the majority of our sales through the 2007 fiscal year, we also see growth opportunities for all of our bedding products in the mass merchandiser and grocery market channels. Our products are selling well in these channels and are becoming more accepted by the consumer. We continue to expect revenue growth from our lines of cat litter but believe that the growth rate may be tempered by our regional roll-out strategy and production limitations. At this time we do not have plans to invest additional sales resources in our industrial line of products. We expect our fiscal year 2007 overall annual net sales to grow 6% to 12% over our fiscal year 2006 net sales levels.
Gross Profit
Our Georgia production facility continued to make progress at increasing its production rate and efficiencies during the first quarter of fiscal year 2007. Our facilities continue to work towards overcoming the additional burdens of major increases in utility rates, increased depreciation, and increased fuel surcharges on freight, all of which contributed to the reduction of our gross profit margin during prior years. These increased production costs resulted in a decreased gross margin (gross profit divided by sales) from 33% in the first quarter of fiscal year 2006 to 31% in the first quarter of fiscal year 2007, while gross profit increased from $1,959,000 for the first quarter of fiscal year 2006 to $2,055,000 for the first quarter of fiscal year 2007. The high cost of energy and transportation continue to be the leading factors placing downward pressure on our gross margin. Operating income before depreciation for our animal care product segment increased from $668,000 in the first quarter of fiscal year 2006 to $719,000 in the first quarter of fiscal year 2007. Operating loss before depreciation for our industrial product segment increased from $30,000 in the first quarter of fiscal year 2006 to $31,000 in the first quarter of fiscal year 2007.
For fiscal year 2007 we continue to expect that our gross margin will remain in the range of 28% to 33%. The reasons for this expectation are as follows. First, the cost savings we had projected from reduced transportation costs resulting from shipping to east coast customers from the Georgia production facility have been offset by the large increases in fuel charges. However, without this facility being located where it is, margin expectations would be even lower. Second, we are not achieving the overall reduced costs of raw materials that we had expected due to our product mix, slow reaction of materials suppliers and increases in petroleum-based product prices, such as the cost of plastic bags and the lack of key low-cost raw material sources. Starting the second quarter of the current fiscal year we will be moving the Bellingham plant to the Ferndale facility. We will incur relocation and commissioning costs, which could further reduce our gross margin. Additional depreciation charges resulting from our new production facilities will also have a negative effect on our gross margin. To offset the significant increases in the cost of natural gas, we have installed new burners to heat our dryers at our Georgia facility that operate at less than one-third the cost of our current natural gas burners. They are expected to be fully operational during the second quarter of fiscal year 2007. We plan to continue to make capital investments in technology to decrease the cost of production.

Selling, General and Administrative Expenses
During the first quarter of fiscal year 2007, our selling, general and administrative expenses increased to $1,714,000 as compared to $1,671,000 in the same quarter of fiscal year 2006.
The first quarter of the current fiscal year was the first period under which we were required to account for stock based compensation under SFAS No. 123(R). As a result, we incurred $99,000 in stock-based compensation for the first quarter of fiscal 2007, which was not incurred in the same quarter of the prior year. Of this amount, $89,000 was included in selling, general and administrative expenses. Without this additional expense we would have actually decreased our selling, general and administrative expenses by $46,000 ($1,714,000 expense reported in the first quarter of fiscal year 2007 minus $89,000 stock-based compensation expense minus $1,671,000 expenses reported for the first quarter of fiscal year 2006). Costs resulting from our compliance with requirements of the Securities and Exchange Commission (“SEC”) and the American Stock Exchange (“AMEX”) continue to have an impact on our general and administrative expenses. Moreover, we now have overhead expenses related to operating our Georgia facility, increased property taxes on both of our new facilities, and increased depreciation expense. We anticipate that these factors, along with our new stock-based compensation expenses, will continue to increase general and administrative expenses during fiscal year 2007.
During fiscal year 2007, we intend to continue our marketing initiatives, though at a scaled down rate. We adjusted and completed our sales staff expansion plan during fiscal year 2006. We feel that with this plan in place we will be able to achieve our strategic objectives without significantly increasing our selling expenses. This projection may change depending on the reaction of our competitors.
Interest Expense
Interest expense in the first quarter of fiscal year 2007 totaled $86,000 as compared to $78,000 in fiscal year 2006. This increase was due to interest rate increases for our variable interest rate bonds that constitute the debt facility for the Georgia plant. If we move our Bellingham, Washington facility during fiscal year 2007 we will incur interest charges related to the resulting financing. These additional financing charges are not expected to occur until the third or fourth quarter of fiscal year 2007.
Income Tax
Absorption incurred federal income taxes during the first quarter of fiscal year 2007 at an effective rate of 48%. The effective rate is higher due to the recognition in the current quarter of stock-based compensation expenses from stock options that are not deductible for federal income taxes. We anticipate that we will have a higher effective rate going forward, although the rate itself will be higher or lower depending on the ratio of net income before taxes to stock-based compensation recognized in a particular period. Losses incurred in Canada by International Absorbents have been fully reserved through the recording of a valuation allowance as Canadian net operating losses and deferred tax assets are not expected to be utilized in future periods.
Net Income
Our income before the provision for income tax increased from $226,000 at the end of the first quarter of fiscal year 2006 to $273,000 at the end of the first quarter of fiscal year 2007. Our net income for the quarter ended April 30, 2006 decreased to $142,000 as compared to $166,000 in the prior year fiscal quarter. The decrease in net income was primarily caused by a higher effective tax rate which we incurred in the current fiscal year. In the first quarter of fiscal year 2006 we had one-time tax planning opportunities which we were able to take advantage of and which were not available during the first quarter of the current fiscal year. The majority of this increase in tax rate resulted due to stock-based compensation expenses being non-tax deductible. As a result of our adjusted expectations in regard to higher energy, materials, and transportation costs as well as meeting projected production efficiencies at our Georgia facility, we were able to achieve our gross profit projections. These factors combined with being able to reduce selling, general and administrative expenses, net of stock-based compensation, assisted us in meeting our net income projections. We feel that continued concentration on the implementation of the key components of our business plan that focus on production efficiencies and costs will provide us with continued increases in production rates, which should help us to service the increase in demand for our products and generate additional revenues.
We expect that the production efficiencies that we saw at our Georgia facility in the fourth quarter of fiscal year 2006 will continue, as has been demonstrated by the results of the first quarter of fiscal year 2007. With these efficiencies now stabilized and moving in the right direction, we expect to be able to produce product at the higher end of our gross margin projections, unless there are additional downward pressures from the costs of raw materials or energy. We project that selling and administrative costs will continue to grow, but only marginally during the coming fiscal year. We will continue to invest in future marketing programs to offset competitive pressures as necessary and anticipate additional administrative costs resulting from regulatory requirements, all of which may continue to lead to increased expenses and lower net income. During fiscal year 2007 we are likely to add additional interest expense as a result of financing the move of our Bellingham, Washington production facility. In addition, we anticipate that increased depreciation resulting from our investment in plant and equipment will negatively affect our fiscal year 2007 net income.

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
The table below illustrates the effects this capital expansion plan has had on our financial statements (U.S. dollars, in thousands):

	As of	As of
	April 30, 2006	January 31, 2006
Financial Condition
Total Assets	$25,316	$24,513
Total Liabilities	10,731	10,359
Total Equity	$14,585	$14,154
Debt/equity ratio	0.74	0.73
Assets/debt ratio	2.36	2.37

Working Capital
Current assets	$8,227	$7,822
Current liabilities	$3,210	$2,848
Current ratio	2.56	2.75

Cash Position
Cash and short term investments	$2,924	$2,807
Cash generated from operations	$626	$667	*
* for the entire year ended January 31, 2006
Financial Condition
During the first quarter of fiscal year 2007, the value of our assets remained relatively flat. We are currently between the completion of phase two and the start of phase three of our long term capital expansion plan. Phase two was the construction of our production facility in Jesup, Georgia and phase three would be the move of our Bellingham, Washington facility to Ferndale, Washington. Our total assets were $25,316,000 at April 30, 2006 compared to $24,513,000 at January 31, 2006. We also had a slight increase in total liabilities from $10,359,000 at January 31, 2006 to $10,731,000 at April 30, 2006 as a result of an increase in accounts payable.
As discussed under Note 7 of the attached consolidated financial statements, we currently have two long-term debt facilities.
Our main credit risk exposure in fiscal year 2007 will come from meeting the covenants attached to our debt facilities by our lenders. As of the end of fiscal year 2006 we were over minimum financial requirements (and under maximum requirements). The covenant-related ratios that could have a potential risk in the future are those based on cash flow. As such, any significant decrease in our current cash flow could result in the breach of one or more of these loan covenants. If we fail to satisfy the financial covenants and other requirements contained in our debt facilities, our debts could become immediately payable at a time when we are unable to pay them, which could adversely affect our liquidity and financial condition.

Working Capital
During the first quarter of fiscal year 2007, our working capital position remained relatively flat. Current assets increased from $7,822,000 at the end of fiscal year 2006 to $8,227,000 at the end of the first quarter of fiscal year 2007. The majority of the increase in current assets occurred due to an increase in cash, resulting from positive cash flow from operations; an increase in accounts receivable due to higher sales; and larger inventories due to the fact that we now have two production facilities. Current liabilities increased from $2,848,000 at January 31, 2006 to $3,210,000 at April 30, 2006, primarily due to increases in accounts payable. These changes resulted in our current ratio (current assets divided by current liabilities) decreasing from 2.75 at the end of fiscal year 2006 to 2.56 at the end of the first quarter of fiscal year 2007.
Cash Position
We believe that our existing cash on hand, long-term debt and available line of credit currently provide us with enough cash to meet our existing needs for the foreseeable future. Cash and investments increased during the first quarter of fiscal year 2007 from $2,807,000 at January 31, 2006 to $2,924,000 at April 30, 2006, primarily as a result of a positive cash flow from operations. We expect cash to remain near current levels during fiscal year 2007 if we move the Bellingham, Washington production facility. If we don’t elect to move our facility, then we expect cash to grow. We will continue to closely monitor both current liabilities and current assets as they relate to the generation of cash, with an emphasis on maximizing potential sources of cash.
On May 3, 2005, Absorption renewed its lease agreement with the Port of Bellingham, which extended the lease on our Bellingham, Washington production facility until August 2007.
On May 23, 2005, Absorption renewed a bank line of credit agreement with Branch Banking & Trust Co. for up to $2,000,000, which is secured by accounts receivable and inventory of Absorption. Interest is payable on funds advanced at the LIBOR rate plus 2.5%. The line of credit matures on May 23, 2007. As of April 30, 2006, no borrowings were outstanding under the line of credit.
Cash Generated from Operations
During the first quarter of fiscal year 2007 we generated $626,000 in cash from operations. If our sales continue to increase and we are able to continue to profitably produce our products, we should be able to continue to generate cash from operating activities, although it cannot be assured that this will be the case.
Financing and Investing Activities
Cash generated from financing activities during the first quarter of fiscal year 2007 was $155,000. This resulted from $188,000 received from the issuance of common shares as a result of the exercise of stock options, off-set by principal payments on long-term debt of $33,000. Cash was used during the first quarter of fiscal year 2007 for investing activities mainly related to the installation of our new burners at our Georgia facility. Cash used in investing activities during the quarter ended April 30, 2006 was approximately $665,000.
The first phase of our production expansion plan was substantially completed during the third quarter of fiscal year 2004. This was the construction of our new west coast facility located in Ferndale, Washington. We had previously been operating in five separate long-term leased facilities in Whatcom County, Washington. This new facility, which was financed approximately half through debt and half through cash, has consolidated four of these leased facilities, resulting in annual savings of approximately $450,000 in lease payments. The consolidation of these facilities has also provided us with savings in other expenses caused by inefficient logistics. The annual interest expense of the debt used to finance this facility is approximately $144,000 per year.
Phase two of our production expansion plan was the commissioning of the facility located in Georgia. We purchased approximately fifteen acres of real property in Jesup, Georgia, with an existing 41,000 square foot facility, during August 2003 for $140,000, which we subsequently sold to, and leased back from, Wayne County IDA, as described in more detail in our Annual Report on Form 10-K for the fiscal year ended January 31, 2006. We began construction during the fourth quarter of fiscal year 2004 on this property. The total project was completed at a cost of $6,650,000. Of the total cost, approximately $4,900,000 was financed through a long-term bank debt instrument and the balance was financed with cash on hand. The annual interest expense of the debt used to finance this facility is approximately $149,000 a year. This plant is now fully functional.

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
Environmental Matters
We are committed to being an environmentally friendly company and to manufacturing products which benefit the quality of the environment. Hazardous wastes are not produced, treated, or stored at any company-owned or operated facilities. State, federal, and local laws all have jurisdiction over production activities. We believe we are currently in compliance with these laws and expect to remain so in the foreseeable future.
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
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated condensed financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. The SEC has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. For additional information, see the notes to consolidated condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q and also please refer to our Annual Report on Form 10-K for the year ended January 31, 2006 for a more detailed discussion of our critical accounting policies. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions or conditions.
During the quarter ended April 30, 2006, we did not make any material changes in or to our critical accounting policies.
FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements. They can be identified by the use of forward-looking words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates” or other comparable words, or by discussions of strategy, plans or goals that involve risks and uncertainties that could cause actual results to differ materially from those currently anticipated. You are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those set forth in our Annual Report on Form 10-K for the year ended January 31, 2006 and as described from time to time in our reports filed with the SEC, including this Quarterly Report on Form 10-Q. Forward-looking statements include, but are not limited to, statements referring to our future growth strategies, prospects for the future, potential financial results, market and product line growth, abilities to enter new markets, ability to introduce new products, benefits from infrastructure improvements and our competitiveness and profitability as a result of new sales and marketing programs.

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
PART II — OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS
See “Note 8 — Legal Matters” in the notes to consolidated condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for a full description of legal proceedings.
We are subject to other claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these other pending claims or legal actions will have a material effect on our business, financial position or results of operations.
ITEM 1A.   RISK FACTORS
Please see our Annual Report on Form 10-K for the year ended January 31, 2006 for a detailed description of some of the risks and uncertainties that we face. There have been no material changes in our risk factors from those described in that Annual Report. If any of those risks were to occur, our business, operating results and financial condition could be seriously harmed.
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

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL ABSORBENTS INC. (Registrant)
Date: June 9, 2006	/s/ GORDON L. ELLIS
Gordon L. Ellis
President and Chief Executive Officer (Principal Executive Officer)

Date: June 9, 2006	/s/ DAVID H. THOMPSON
David H. Thompson
Secretary and Chief Financial Officer (Principal Financial Officer)