Form 10-Q
period 2006-07-31
INTERNATIONAL ABSORBENTS INC
filed 2006-09-11
CIK 813634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission file number: 1-31642
INTERNATIONAL ABSORBENTS INC.
(Exact name of registrant as specified in its charter)

Province of British Columbia, Canada	98-0487410
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1569 Dempsey Road
North Vancouver, British Columbia, Canada	V7K 1S8
(Address of principal executive offices)	(Zip Code)
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 31, 2006
Common Shares, no par value per share	6,410,328 shares

PART I  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERNATIONAL ABSORBENTS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars, in thousands)

	As at	As at
	July 31,	January 31,
	2006	2006
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$2,518	$2,198
Short term investments	611	609
Accounts receivable, net	2,111	2,160
Inventories	2,766	2,646
Prepaid expenses	159	113
Deferred income tax asset	96	96

Total current assets	8,261	7,822

Property, plant and equipment, net	16,883	16,430
Other assets, net	267	261

Total assets	$25,411	$24,513

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$2,262	$2,243
Related party payable	6	6
Current portion of long-term debt	541	537
Income taxes payable	149	62

Total current liabilities	2,958	2,848

Deferred income tax liability	850	785
Long-term debt	6,655	6,726

Total liabilities	10,463	10,359

Stockholders’ equity:

Common stock, no par value; 100,000,000 shares authorized, 6,410,328 and 6,320,768 issued and outstanding at July 31, 2006 and January 31, 2006, respectively	8,487	8,299

Additional paid in capital	854	652

Retained earnings	5,607	5,203

Total stockholders’ equity	14,948	14,154

Total liabilities and stockholders’ equity	$25,411	$24,513

INTERNATIONAL ABSORBENTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars, in thousands, except for per share amounts)

	Six Months Ended		Three Months Ended
	July 31,	July 31,	July 31,	July 31,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Sales, net	$13,921	$11,966	$7,300	$6,074
Cost of goods sold	9,708	8,280	5,142	4,347

	4,213	3,686	2,158	1,727

Selling, general and administrative expenses	3,370	3,229	1,656	1,558

Income from operations	843	457	502	169
Interest expense	(177)	(161)	(91)	(83)
Interest income	53	33	35	17

Income before provision for income tax	719	329	446	103

Income tax provision	(315)	(115)	(184)	(55)

Net income	$404	$214	$262	$48

Basic earnings per share	$.06	$.03	$.04	$.01
Fully diluted earnings per share	$.06	$.03	$.04	$.01

Weighted average number of shares outstanding (in thousands)
Basic	6,397	6,257	6,410	6,261
Diluted	6,401	6,351	6,410	6,346

INTERNATIONAL ABSORBENTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars, in thousands)

	Six Months Ended
	July 31,	July 31,
	2006	2005
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$404	$214
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	743	638
Stock-based compensation	202	4
Deferred tax	65	22
Changes in operating assets and liabilities
Accounts receivable	49	(301)
Inventory	(120)	(1,162)
Prepaid expenses	(46)	21
Accounts payable and accrued liabilities	12	(278)
Income tax receivable/payable	87	(37)
Due to related party	—	1

Net cash flows from operating activities	1,396	(878)

Cash flows from investing activities
Purchase of short-term investments	(2)	(109)
Proceeds from short-term investments	—	220
Purchase of property, plant and equipment	(1,176)	(1,108)
Purchase of other assets	(19)
Proceeds from restricted cash	—	437

Net cash flows from investing activities	(1,197)	(560)

Cash flows from financing activities
Proceeds from long-term debt	—	—
Repayment of long-term debt	(67)	(63)
Proceeds from exercise of stock options	188	19

Net cash flows from financing activities	121	(44)

Net change in cash	320	(1,482)
Cash and cash equivalents, beginning of period	2,198	3,520

Cash and cash equivalents, end of period	$2,518	$2,038

Supplemental Cash flow Information
Cash paid for interest	$78	$71

Cash paid for income taxes	$154	$130

Non-cash investing activities
Change in property, plant and equipment and accounts payable for purchase of plant and equipment	$7	$33

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Significant Accounting Policies
Basis of consolidation and presentation
The consolidated financial statements include the accounts of International Absorbents Inc. (the “Company” or “International Absorbents”) and its wholly owned subsidiary Absorption Corp (“Absorption”), a Nevada corporation doing business in the states of Washington and Georgia. All significant inter-company transactions and balances have been eliminated upon consolidation.
These unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States and the rules and regulations of the securities and exchange commission regarding interim financial statements. The accompanying interim condensed consolidated financial statements do not include all notes normally included in our audited annual consolidated financial statements and 10-K and therefore should be read in conjunction with our annual consolidated financial statements and notes thereto for the year ended January 31, 2007 included in the Company’s annual report on Form 10-K. The accompanying condensed consolidated financial statements include all normal recurring adjustments which, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at July 31, 2006 and January 31, 2006, its results of operations for the six and three months ended July 31, 2006 and 2005 and the statement of cash flows for the six months ended July 31, 2006 and 2005. The results of operations for the six months ended July 31, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year or future periods.
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
New Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The accounting provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. This Interpretation will become effective for the Company during the first fiscal quarter of 2008. The Company is in the process of determining the effect, if any, the adoption of FIN No. 48 will have on its financial statements
In November 2005, the FASB issued FASB Staff Position No. FAS123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). Under the provisions of FSP123(R)-3, entities may follow either the transition guidance for the additional paid-in capital pool as prescribed by SFAS No. 123(R), as described below, or elect to use the alternative transition method as described in FSP 123(R)-3. An entity that adopts SFAS No. 123(R) using the modified prospective application method may make a one-time election to adopt the transition method described in FSP 123(R)-3. The Company is currently evaluating the available transition alternatives and has until November 2006, which is one year from the effective date of FSP 123(R)-3, to finalize the one-time election.
Stock-based employee compensation
Prior to February 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”) and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Accordingly, no stock-based compensation expense was recognized in the income statement for the six and three-month period ended July 31, 2005, as all unvested options granted under the Company’s stock-based employee compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant. As permitted by SFAS No. 123, stock-based compensation was included as a pro forma disclosure in the notes to the Company’s consolidated financial statements for the six and three month period ended July 31, 2005.
Effective February 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (“SFAS No. 123(R)”) using the modified prospective transition method. Under that transition method, compensation cost recognized in the six months ended July 31, 2006 includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based payments granted subsequent to February 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated, as provided for under the modified-prospective method.
Total stock-based compensation expense recognized in the income statement for the six months ended July 31, 2006 and three months ended July 31, 2006 was $197,000 and $98,000, respectively, before income taxes, of which $20,000 and $10,000 was recognized in cost of goods sold and $177,000 and $88,000 was recognized in selling, general and administrative expenses, respectively. Related total deferred tax benefit was nil for the six months and three months ended July 31, 2006. Total unrecognized compensation costs related to stock options at July 31, 2006 was $866,000, net of estimated forfeitures. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of approximately 38 months.
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
The following table shows the effect on net income and basic and diluted earnings per share for the six months and three months ended July 31, 2005 had compensation cost been recognized based upon the estimated fair value on the grant date of stock options in accordance with SFAS No. 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure”:
(U.S. dollars, in thousands, except for per share amounts)

	Six months ended	Three months ended
	July 31,	July 31,
	2005	2005
Net income	$214	$48
Stock-based compensation recognized under APB No. 25, net of related tax effects	—	—
Compensation expense calculated in accordance with SFAS 123, net of related tax effects	(127)	(43)

Pro forma net income	$87	$5

Basic earnings per share
As reported	$0.03	$0.01
Pro forma	$0.01	$0.00

Diluted earnings per share
As reported	$0.03	$0.01
Pro forma	$0.01	$0.00
Disclosures for the period ended July 31, 2006 are not presented because the amounts are recognized in the consolidated financial statements in connection with the adoption of SFAS No. 123(R).
SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes-Merton (“BSM”) option valuation model, which incorporates various assumptions including volatility, expected life, and interest rates. The assumptions used for the six-month periods ended July 31, 2006 and July 31, 2005 and the resulting estimates of weighted-average fair value per share of options granted during those periods are as follows:

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
Other stock-based compensation
The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees and non-employee directors in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services” (“EITF 96-18”). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18. Stock-based compensation recognized under SFAS No. 123 and EITF 96-18 was $5,000 and $4,000 during the six-month periods ended July 31, 2006 and 2005, respectively.
Options
Stock options outstanding at July 31, 2006 and January 31, 2006 were 539,450 and 546,360, respectively. During the six months ended July 31, 2006, 89,560 options were exercised, 17,350 options were forfeited, and 100,000 options were granted.
2. Segmented Information
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

Business Segment Data — Six Months Ended July 31, 2006

(U.S. dollars, in thousands)	Animal
	Care	Industrial	Consolidated
Revenues	$13,314	$607	$13,921
Operating cost and expenses	11,707	628	12,335

Operating income (loss) before depreciation and amortization	1,607	(21)	1,586
Depreciation and amortization			(743)
Interest expense			(177)
Interest Income			53

Net income before taxes			$719

Business Segment Data — Six Months Ended July 31, 2005

(U.S. dollars, in thousands)	Animal
	Care	Industrial	Consolidated
Revenues	$11,361	$605	$11,966
Operating cost and expenses	10,211	660	10,871

Operating income (loss) before depreciation and amortization	1,150	(55)	1,095
Depreciation and amortization			(638)
Interest expense			(161)
Interest Income			33

Net income before taxes			$329

Business Segment Data — Three Months Ended July 31, 2006

(U.S. dollars, in thousands)	Animal
	Care	Industrial	Consolidated
Revenues	$6,938	$362	$7,300
Operating cost and expenses	6,050	352	6,402

Operating income (loss) before depreciation and amortization	888	10	898
Depreciation and amortization			(396)
Interest expense			(91)
Interest income			35

Net income before taxes			$446

Business Segment Data — Three Months Ended July 31, 2005

(U.S. dollars, in thousands)	Animal
	Care	Industrial	Consolidated
Revenues	$5,813	$261	$6,074
Operating cost and expenses	5,293	286	5,579

Operating income (loss) before depreciation and amortization	520	(25)	495
Depreciation and amortization			(326)
Interest Expense			(83)
Interest Income			17

Net income before taxes			$103

3. Inventories components

(U.S. dollars, in thousands)	July 31,	January 31,
	2006	2006
Raw materials and supplies	$1,438	$1,351
Finished goods	1,328	1,295

	$2,766	$2,646

4. Property, Plant and Equipment

(U.S. dollars, in thousands)	July 31,	January 31,
	2006	2006
Property, plant and equipment
Land	$1,547	$1,547
Buildings	8,506	8,474
Leashold improvements	630	630
Equipment	10,921	10,127
Construction in progress	504	147

	$22,108	$20,925
Less: Accumulated depreciation	(5,225)	(4,495)

	$16,883	$16,430

5. Credit arrangements
On May 23, 2005, Absorption renewed a bank line of credit with Branch Banking & Trust Co. that provides for up to $2,000,000 of cash borrowings for general corporate purposes which is secured by accounts receivable and inventories of Absorption. Interest is payable on funds advanced at the one-month London Interbank Offered Rate (“LIBOR”) plus 2.5%. The line of credit matures on May 23, 2007. At July 31, 2006, the Company had no borrowings outstanding.
6. Long-term debt
In March 2003, the Company completed a $2,910,000 bond financing, comprised of $2,355,000 as tax exempt and $555,000 as taxable. The bonds were issued through the Washington Economic Development Finance Authority in Washington State.

The purchaser and holder of the bonds is GE Capital Public Finance. The tax exempt bonds have a fixed rate of 5.38% with a term of 190 months, maturing February 2019, and with interest-only payments for the first 52 months. The taxable bonds have a fixed rate of 5.53%, with a term of 52 months, maturing August 2007. The indebtedness underlying the bonds is secured by a mortgage on the real property, and a security interest in the equipment assets, located in Whatcom County, Washington. At July 31, 2006, the balance outstanding was $2,355,000 on the tax-exempt and $141,000 on the taxable bonds, respectively. At January 31, 2006, the balance outstanding was $2,355,000 on the tax-exempt and $208,000 on the taxable bonds, respectively.
In September 2004, the Company completed a $4,900,000 tax-exempt bond financing. Of the total proceeds from the financing, $2,099,000 were used to refinance a loan held by Branch Banking &Trust Co., $98,000 was paid for costs of issuance and the remaining proceeds of $2,703,000 were used to finish the construction of the new production facility located in Jesup, Georgia. The bonds were issued by Wayne County Industrial Development Authority in the State of Georgia. The bonds have a variable rate equal to Branch Banking & Trust Co.’s Variable Rate Demand Bond “VRDB” rate ( 3.63 % as of August 24, 2006) plus a letter of credit fee of 0.95%, a remarketing fee of 0.125% and a $2,000 annual trustee fee. The term of these bonds is seven years for the equipment portion and 15 years for the real estate portion. At both July 31, 2006 and January 31, 2006, the debt outstanding was $4,700,000.
7. Legal Matters
On February 23, 2004, an arbitration demand was filed against Absorption seeking damages in the amount of approximately $1,000,000. This arbitration demand relates to a lawsuit that was filed on June 22, 1995 in the Boone Circuit Court of the Commonwealth of Kentucky against Absorption seeking damages in an immaterial amount. The lawsuit is captioned Wilder et.al. v. Absorption Corp., Civil Action No. 95-CI-547, and alleges breach of contract, fraud, violation of the Kentucky Unfair Trade Practices Act and other related claims. Absorption disputes the allegations of the arbitration demand and lawsuit and will vigorously defend against the actions, and, although Absorption cannot predict the outcome of pending proceedings, either in favor of Absorption as a recovery of legal fees or against Absorption, Absorption expects that any outcome in this matter will not have a material effect on our consolidated financial condition. However, Absorption does expect that the outcome of this arbitration will be known as early as the third or fourth quarter of fiscal year 2007.
8. Earnings per share

(U.S. dollars)	For the six months ended
	July 31, 2006
	Net Income	Shares	Per share
	(numerator)	(denominator)	amount
Basic earnings per share
Net income available to stockholders	$404,000	6,397,287	$0.06
Effect of dilutive securities
Stock options to purchase common stock	—	4,024

Diluted earnings per shares
Net income available to stockholders	$404,000	6,401,311	$0.06

	For the six months ended
	July 31, 2005
	Net Income	Shares	Per share
	(numerator)	(denominator)	amount
Basic earnings per share
Net income available to stockholders	$214,000	6,257,063	$0.03
Effect of dilutive securities
Warrants to purchase common stock	—	—
Stock options to purchase common stock	—	94,105

Diluted earnings per shares
Net income available to stockholders	$214,000	6,351,168	$0.03

(U.S. dollars)	For the three months ended
	July 31, 2006
	Net Income	Shares	Per share
	(numerator)	(denominator)	amount
Basic earnings per share
Net income available to stockholders	$262,000	6,410,328	$0.04
Effect of dilutive securities
Stock options to purchase common stock	—	—

Diluted earnings per shares
Net income available to stockholders	$262,000	6,410,328	$0.04

	For the three months ended
	July 31, 2005
	Net Income	Shares	Per share
	(numerator)	(denominator)	amount
Basic earnings per share
Net income available to stockholders	$48,000	6,260,527	$0.01
Effect of dilutive securities
Stock options to purchase common stock	—	85,311

Diluted earnings per shares
Net income available to stockholders	$48,000	6,345,838	$0.01

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

	For the six months ended
	July 31,
	2006	2005
Stock options excluded from the computation of diluted net income per share, other than those used in the determination of common stock equivalents disclosed above	539,450	318,250

	For the three months ended
	July 31,
	2006	2005
Stock options excluded from the computation of diluted net income per share, other than those used in the determination of common stock equivalents disclosed above	539,450	318,250

9. Subsequent event
In August 2006, the Company made a $10,000 deposit for $1,600,000 of tax-exempt bond financing pursuant to a non-binding letter of intent. If consummated the bond financing is expected to be completed during September 2006.
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
The financial results of the second quarter and first six months of fiscal year 2007 met the expectations of management. We met our projections for both top line sales (see “Net Sales” below) and bottom line profits (see “Net Income” below). As described in the “Gross Profits” comments below, part of our success was our ability to maintain the production efficiencies we achieved during the final quarter of fiscal year 2006. We were also able to reduce our sales, general and administrative expenses, net of stock based compensation, which we were required to account for the first time during the first quarter of fiscal year 2007.
During the current fiscal year we are focusing our sales and marketing efforts on our market leading CareFRESH®, CareFRESH® Ultra, and CareFRESH® Colors brands of small animal bedding products. We are focusing these efforts on the current high level of excitement about our CareFRESH® Colors products. CareFRESH® Colors is a colored bedding offering designed to fit into our product line as a step up from CareFRESH® Ultra, our white small animal bedding offering. Our CareFRESH® Colors products were recently named the best new product of the year by Petco Animal Supplies, one of the nation’s largest pet specialty retail chains. We also continue to aggressively sell our Healthy Pet ™ Cat Litter line. Healthy Pet ™ Cat Litter is a line of cat litters in which our distributors are offered a selection of five cat litters designed to be displayed together in one section of shelf space. They are all made of natural products in keeping with our corporate philosophy of being environmentally friendly. Because these are new product lines, management believes it is too early to be able to predict if these growth trends will continue.
Even though we are currently experiencing significant infrastructure-related costs, we believe our progress with the sales of new product lines will continue to move us toward developing more diversified sources of income, which we anticipate will help reduce the risks associated with a substantial reliance on sales from a single product.

RESULTS OF OPERATIONS
The following table illustrates our financial results for the second quarter of fiscal year 2007 as compared to the same quarter in fiscal year 2006. (U.S. dollars, in thousands):

	July 31,	Percent	July 31,	Percent	Percentage
	2006	of Sales	2005	of Sales	Change
Sales, net	$7,300	100%	$6,074	100%	20%
Costs of goods sold	5,142	70%	4,347	72%	18%

Gross Profit	2,158	30%	1,727	28%	25%

Selling, administrative and general expenses	1,656	23%	1,558	26%	6%

Income from operations	502	7%	169	3%	197%

Interest income	35	0%	17	0%	106%
Interest expense	(91)	-1%	(83)	-1%	10%

Income before provision for income tax	446	6%	103	2%	333%

Income taxes	(184)	-3%	(55)	-1%	235%

Net income	$262	3%	$48	1%	446%

The following table illustrates our financial results for the first six months of fiscal year 2007 as compared to the first six months of fiscal year 2006 (U.S. dollars in thousands):

	July 31,	Percent	July 31,	Percent	Percentage
	2006	of Sales	2005	of Sales	Change
Sales, net	$13,921	100%	$11,966	100%	16%
Costs of goods sold	9,708	70%	8,280	69%	17%

Gross Profit	4,213	30%	3,686	31%	14%

Selling, administrative and general expenses	3,370	24%	3,229	27%	4%

Income from operations	843	6%	457	4%	84%

Interest income	53	0%	33	0%	61%
Interest expense	(177)	-1%	(161)	-1%	10%

Income before provision for income tax	719	5%	329	3%	119%

Income taxes	(315)	-2%	(115)	-1%	174%

Net income	$404	3%	$214	2%	89%

Net Sales
Our net sales grew from $6,074,000 in the second quarter of fiscal year 2006 to $7,300,000 in the second quarter of fiscal year 2007, representing an increase of 20%. Net sales of our animal care products grew from $5,813,000 to $6,938,000 comparing the quarters ended July 31, 2005 and July 31, 2006, respectively. Net sales of our industrial products grew from $261,000 to $362,000 between the quarters ended July 31, 2005 and July 31, 2006, respectively. For the six months ended July 31, 2006 our net sales grew from $11,966,000 in fiscal year 2006 to $13,921,000 in fiscal year 2007, representing an increase of 16%. Net sales of our animal care products grew from $11,361,000 to $13,314,000 comparing the six months ended July 31, 2005 and July 31, 2006, respectively. Net sales of our industrial products grew from $605,000 to $607,000 between the six months ended July 31, 2005 and July 31, 2006, respectively. During the second quarter of the year we announced a general price increase, which took effect in July 2006. As a result, many of our significant customers ordered prior to the effective date of the price increase, which increased sales growth for the second quarter above previous guidance. Our core product line, CareFRESH®, continues to gain market share in the pet specialty market channel. Our strategy of diversification continues to show success with the growth of pet bedding products such as CareFRESH® Ultra™ and Critter Care™, due to increased shelf facings. Our strategy in regard to our industrial line of products has remained the same, which is to effectively service existing customers while focusing growth on consumer products.
During the balance of fiscal year 2007, sales of natural, non-colored CareFRESH® in pet specialty channels are expected to be approximately the same as they were in fiscal year 2006 as we have now reached significant levels of distribution throughout the United States. However, we have also introduced line extensions such as CareFRESH Ultra™ and CareFRESH® Colors. Therefore, although we anticipate that natural CareFRESH® will continue to represent the majority of our sales through the 2007 fiscal year, we also see growth opportunities for all of our bedding products in the mass merchandiser and grocery market channels. Our products are selling well in these channels and are becoming more accepted by the consumer. We continue to expect revenue growth from our lines of cat litter products but believe that the growth rate may be tempered by our regional roll-out strategy and production limitations. At this time we do not have plans to invest additional sales resources in our industrial line of products. In sum, although we had sales growth rates above projections in the second quarter of the current fiscal year, we continue to expect our fiscal year 2007 overall annual net sales to grow 6% to 12% over our fiscal year 2006 net sales levels.
Gross Profit
Our Georgia production facility continued to make progress at increasing its production rate and efficiencies during the second quarter of fiscal year 2007. Our facilities continue to work towards overcoming the additional burdens of increases in utility rates, increased depreciation, and increased fuel surcharges on freight. Mostly as a result of improvements in production efficiencies at our Jesup, Georgia facility as compared to the prior year, our gross margin (gross profit divided by sales) improved from 28% in the second quarter of fiscal year 2006 to 30% in the second quarter of fiscal year 2007, while gross profit increased from $1,727,000 for the second quarter of fiscal year 2006 to $2,158,000 for the second quarter of fiscal year 2007. For the first six months of fiscal year 2007 our gross profit increased to $4,213,000 (gross margin of 30%) as compared to $3,686,000 (gross margin of 31%) for the first six months of fiscal year 2006. The high cost of energy and transportation continue to be the leading factors placing downward pressure on our gross margin. Operating income before depreciation for our animal care product segment increased from $520,000 in the second quarter of fiscal year 2006 to $888,000 in the second quarter of fiscal year 2007. Operating income before depreciation for our animal care product segment increased from $1,150,000 in the first six months of fiscal year 2006 to $1,607,000 in the first six months of fiscal year 2007. Operating income before depreciation for our industrial product segment improved from a $25,000 loss in the second quarter of fiscal year 2006 to $10,000 income in the second quarter of fiscal year 2007. Operating loss before depreciation for our industrial product segment decreased from $55,000 in the first six months of fiscal year 2006 to $21,000 in the first six months of fiscal year 2007.
For fiscal year 2007 we continue to expect that our gross margin will remain in the range of 28% to 33%. The reasons for this expectation are as follows. First, the cost savings we had projected from reduced transportation costs resulting from shipping to east coast customers from the Georgia production facility have been offset by the large increases in fuel charges. However, without this facility being located where it is, margin expectations would be even lower. Second, we are not achieving the overall reduced costs of raw materials that we had expected due to our product mix, slow reaction of materials suppliers and increases in petroleum-based product prices, such as the cost of plastic bags and the lack of key low-cost raw material sources. Third, starting the second quarter of the current fiscal year we began moving our Bellingham, Washington plant to our new Ferndale, Washington facility. We will continue to incur relocation and commissioning costs, which could further reduce our gross margin. Fourth, additional depreciation charges resulting from our new production facilities will also have a negative effect on our gross margin.
To offset the significant increases in the cost of natural gas, we have installed new burners to heat our dryers at our Georgia facility that operate at less than one-third the cost of our current natural gas burners. They are expected to be fully operational during the third quarter of fiscal year 2007. We plan to continue to make capital investments in technology to decrease the cost of production.
Selling, General and Administrative Expenses
During the second quarter of fiscal year 2007, our selling, general and administrative expenses increased to $1,656,000 as compared to $1,558,000 in the same quarter of fiscal year 2006. For the six months ended July 31, 2006 our selling, general and administrative expenses increased to $3,370,000 as compare to $3,229,000 for the six months ended July 31, 2005.

The first quarter of the current fiscal year was the first period under which we were required to account for stock based compensation under SFAS No. 123(R). As a result, we incurred $98,000 in stock-based compensation for the second quarter of fiscal 2007 and $197,000 for the first six months of the current fiscal year, which was not incurred in the same quarter of the prior year. Of this amount, $177,000 was included in selling, general and administrative expenses. Without this additional expense we would have actually decreased our selling, general and administrative expenses by $36,000 for the six months ended July 31, 2006 ($3,370,000 expense reported in the six months ended July 31, 2006, minus $177,000 stock-based compensation expense minus $3,229,000 expenses reported for the six months ended July 31, 2005). Costs resulting from our compliance with requirements of the Securities and Exchange Commission (“SEC”) and the American Stock Exchange (“AMEX”) continue to have an impact on our general and administrative expenses. Moreover, we now have overhead expenses related to operating our Georgia facility, increased property taxes on both of our new facilities, and increased depreciation expense. We anticipate that these factors, along with our new stock-based compensation expenses, will continue to increase general and administrative expenses during fiscal year 2007.
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
Interest Expense
Interest expense in the second quarter of fiscal year 2007 totaled $91,000 as compared to $83,000 during the same period in fiscal year 2006. For the six months ended July 31, 2006 interest expenses were $177,000 as compared to the six-month period ended July 31, 2005, which were $161,000. These increases were due to interest rate increases for our variable interest rate bonds that constitute the debt facility for the Georgia plant. The move of our Bellingham, Washington facility during fiscal year 2007 will result in additional interest charges related to the resulting financing. These additional financing charges are not expected to occur until the third quarter of fiscal year 2007.
Income Tax
Absorption incurred federal income taxes during the second quarter of fiscal year 2007 at an effective rate of 44%. The effective rate is higher due to the recognition in the current quarter of stock-based compensation expenses from stock options that are not deductible for federal income taxes. We anticipate that we will have a higher effective rate going forward, although the rate itself will be higher or lower depending on the ratio of net income before taxes to stock-based compensation recognized in a particular period. Losses incurred in Canada by International Absorbents have been fully reserved through the recording of a valuation allowance as Canadian net operating losses and deferred tax assets are not expected to be utilized in future periods.
Net Income
Our net income for the quarter ended July 31, 2006 increased to $262,000 as compared to $48,000 for the same period in the prior fiscal year. For the six months ended July 31, 2006 our net income increased to $404,000 as compared to $214,000 for the six months ended July 31, 2005. This increase in net income was primarily caused by increasing sales and maintaining both gross margins and selling, administrative and general expenses. These factors, combined with a reduction in selling, general and administrative expenses, net of stock-based compensation, as a percentage of sales, assisted us in meeting our net income projections. We feel that continued concentration on the implementation of the key components of our business plan that focus on production efficiencies and costs will provide us with continued increases in production rates, which should help us to service the increase in demand for our products and generate additional revenues.
We expect that the production efficiencies that we saw at our Georgia facility in our most recent fiscal quarters will continue, as has been demonstrated by the results of the second quarter of fiscal year 2007. With these efficiencies now stabilized and moving in the right direction, we expect to be able to produce product at the higher end of our gross margin projections, unless there are additional downward pressures from the costs of raw materials or energy. We project that selling and administrative costs will continue to grow, but only marginally during the coming fiscal year. We will continue to invest in future marketing programs to offset competitive pressures as necessary and anticipate additional administrative costs resulting from regulatory requirements, all of which may continue to lead to increased expenses and lower net income. During fiscal year 2007 we will incur additional interest expense as a result of financing the move of our Bellingham, Washington production facility. In addition, we anticipate that increased depreciation resulting from our investment in plant and equipment will negatively affect our fiscal year 2007 net income.

LIQUIDITY AND CAPITAL RESOURCES
During fiscal year 2006 we completed the second phase of our three-phase capital expansion plan. This three-phase plan includes: the building of the new manufacturing and warehousing facility in Ferndale, Washington, which is now complete; the building of a new production facility in Georgia, which has also been completed; and the move of the Bellingham, Washington manufacturing facility to the Ferndale, Washington location, which we commenced during the second quarter of fiscal year 2007. The intent of this capital expansion plan is first, to protect our core business by reducing our production costs and decreasing the cost of shipping product to our customers; second, to give us the ability to manufacture, warehouse and distribute a wider diversity of product; and third, to increase our production capacity.
The table below illustrates the effects this capital expansion plan has had on our financial statements (U.S. dollars, in thousands):

	As of July 31,	As of January 31,
	2006	2006
Financial Condition
Total Assets	$25,411	$24,513
Total Liabilities	10,463	10,359
Total Equity	$14,948	$14,154

Debt/equity ratio	0.70	0.73
Assets/debt ratio	2.43	2.37

Working Capital
Current assets	$8,261	$7,822
Current liabilities	$2,958	$2,848

Current ratio	2.79	2.75
Cash Position
Cash and short term investments	$3,129	$2,807
Cash generated from operations	$1,396	$667 *

*	for the entire year ended January 31, 2006
Financial Condition
During the first six months of fiscal year 2007, the value of our assets increased slightly. We have completed phase two and are in process of starting phase three of our long term capital expansion plan. Phase two was the construction of our production facility in Jesup, Georgia and phase three is the move of our Bellingham, Washington facility to Ferndale, Washington. Our total assets were $25,411,000 at July 31, 2006 compared to $24,513,000 at January 31, 2006. We also had a slight increase in total liabilities from $10,359,000 at January 31, 2006 to $10,463,000 at July 31, 2006 as a result of an increase in accounts payable.
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
Working Capital
During the six months of fiscal year 2007, our working capital position remained relatively flat. Current assets increased from $7,822,000 at the end of fiscal year 2006 to $8,261,000 at the end of the second quarter of fiscal year 2007. The majority of the increase in current assets occurred due to an increase in cash, resulting from positive cash flow from operations; an increase in accounts receivable due to higher sales; and larger inventories due to the fact that we now building inventory to be able to service our customers while the Bellingham, Washington facility is being moved. Current liabilities increased from $2,848,000 at January 31, 2006 to $2,958,000 at July 31, 2006, primarily due to increases in accounts payable. These changes resulted in our current ratio (current assets divided by current liabilities) increasing from 2.75 at the end of fiscal year 2006 to 2.79 at the end of the second quarter of fiscal year 2007.
Cash Position
We believe that our existing cash on hand, long-term debt (including the additional debt we intend to incur during the third quarter of fiscal year 2007) and available line of credit currently provide us with enough cash to meet our existing needs for the foreseeable future. Cash and investments increased during the second quarter of fiscal year 2007 from $2,807,000 at January 31, 2006 to $3,129,000 at July 31, 2006, primarily as a result of a positive cash flow from operations. We expect cash to decrease during fiscal year 2007 since we have determined to invest approximately $2,000,000 from cash in our move of the Bellingham, Washington production facility. The anticipated cost for the move is $3,600,000, the remaining balance after the cash investment will be $1,600,000, which we intend to finance through additional long-term debt. We will continue to closely monitor both current liabilities and current assets as they relate to the generation of cash, with an emphasis on maximizing potential sources of cash.
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
Cash Generated from Operations
During the first six months of fiscal year 2007 we generated $1,396,000 in cash from operations. If our sales continue to increase and we are able to continue to profitably produce our products, we should be able to continue to generate cash from operating activities, although it cannot be assured that this will be the case.
Financing and Investing Activities
Cash generated from financing activities during the first six months of fiscal year 2007 was $121,000. This resulted from $188,000 received from the issuance of common shares as a result of the exercise of stock options, off-set by principal payments on long-term debt of $67,000. Cash was used during the first six months of fiscal year 2007 for investing activities mainly related to the installation of our new burners at our Georgia facility and the installation of a new burner and rotary dryer system at our Ferndale, Washington facility. Cash used in investing activities during the six months ended July 31, 2006 was approximately $1,197,000.
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
The third phase of our production expansion plan is the relocation of our Bellingham, Washington production facility to our new Ferndale, Washington facility. This phase began during the second quarter of the current fiscal year and is estimated to cost approximately $3,600,000. $2,000,000 will come from cash and we expect the remaining $1,600,000 to come from the issuance of an Industrial Revenue Bond. We anticipate the bond to have an interest fixed rate of 5.70% and be amortized over 90 months, with interest only payments during the six-month construction period.
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
During the six month period ended July 31, 2006, we did not make any material changes in or to our critical accounting policies.
FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements. They can be identified by the use of forward-looking words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates” or other comparable words, or by discussions of strategy, plans or goals that involve risks and uncertainties that could cause actual results to differ materially from those currently anticipated. You are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those set forth in our Annual Report on Form 10-K for the year ended January 31, 2006 and as described from time to time in our reports filed with the SEC, including this Quarterly Report on Form 10-Q. Forward-looking statements include, but are not limited to, statements referring to our future growth strategies, requirements for additional capital, prospects for the future, potential financial results, market and product line growth, abilities to enter new markets, ability to introduce new products, benefits from infrastructure improvements and our competitiveness and profitability as a result of new sales and marketing programs.

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
As of July 31, 2006, the outstanding principle of these bonds was $4,700,000. As of that date, the variable interest rate was 3.78%. The balance of our other outstanding bonds is subject to a fixed interest rate.
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See “Note 8 — Legal Matters” in the notes to consolidated condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for a full description of legal proceedings, the text of which is incorporated by reference into this item.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the annual and special meeting of shareholders held on June 8, 2006, the following proposals were adopted by the margins indicated.

1.	The election of the following directors, who will serve until their successors are elected and qualified, or their earlier death or resignation:

	Number of Shares
	For	Withheld
Gordon L. Ellis	5,592,647	233,818
Michael P .Bentley	5,592,647	233,818
The Company’s other directors include Lionel G. Dodd, John J. Sutherland and Daniel J. Whittle, each of whose terms will expire in 2007 unless re-elected.

2.	The selection of Moss Adams, LLP to continue as the auditors for International Absorbents, Inc., was ratified by the following vote: For —5,751,210; Withheld — 75,255.

3.	A special resolution to alter the Company’s Notice of Articles by increasing the Number authorized Common Shares of the Company from 100,000 Common Shares without par value to an unlimited number of Common Shares without par value was passed by the following vote: For — 4,943,153; Against — 850,819; Withheld — 32,492.

4.	A special resolution that the Company’s Notice of Articles be altered to remove the application of the Pre-existing Company provisions and the new Articles be adopted as the Articles of the Company was passed by the following vote: For — 2,024,863; Against — 495,057; Withheld — 137,106; Not Voted — 3,169,439.

5.	A proposal to ratify the adoption by the Company of the Shareholder Rights Plan dated May 1, 2006, an agreement entered into between the Company and Pacific Corporate Trust Company, of which share purchase rights were issued as of the close of business on May 1, 2006 to holders of Common Shares of the Company at the rate of one Right for each share outstanding, was passed by the following vote: For — 1,876,210; Against — 756,961; Withheld — 23,855; Not Voted — 3,169,439.

ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Description

3.1	Notice of Articles of the Company

3.2	Articles of the Company

4.1	Shareholder Rights Plan dated May 1, 2006 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 4, 2006)

31.1	Certification of Gordon Ellis, President and Chief Executive Officer of International Absorbents Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of David Thompson, Chief Financial Officer of International Absorbents Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Gordon Ellis, President and Chief Executive Officer of International Absorbents Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of David Thompson, Chief Financial Officer of International Absorbents Inc., pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL ABSORBENTS INC.
(Registrant)

Date: September 11, 2006	/s/ GORDON L. ELLIS
Gordon L. Ellis
President and Chief Executive Officer
(Principal Executive Officer)

Date: September 11, 2006	/s/ DAVID H. THOMPSON
David H. Thompson
Secretary and Chief Financial Officer
(Principal Financial Officer)