Form 10-Q
period 2006-10-31
INTERNATIONAL ABSORBENTS INC
filed 2006-12-08
CIK 813634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2006
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 30, 2006

Common Shares, no par value per share	6,410,328 shares

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERNATIONAL ABSORBENTS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars, in thousands)

	As at	As at
	October 31,	January 31,
	2006	2006
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$2,805	$2,198
Restricted cash	1,600	—
Short term investments	500	609
Accounts receivable, net	2,739	2,160
Inventories	2,639	2,646
Prepaid expenses	199	113
Deferred income tax asset	125	96

Total current assets	10,607	7,822

Property, plant and equipment, net	17,204	16,430
Other assets, net	271	261

Total assets	$28,082	$24,513

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$3,621	$2,243
Related party payable	5	6
Current portion of long-term debt	643	537
Income taxes payable	214	62

Total current liabilities	4,483	2,848

Deferred income tax liability	796	785
Long-term debt	7,718	6,726

Total liabilities	12,997	10,359

Stockholders’ equity:

Common stock, no par value; 100,000,000 shares authorized, 6,410,328 and 6,320,768 issued and outstanding at October 31, 2006 and January 31, 2006, respectively	8,487	8,299

Additional paid in capital	922	652

Retained earnings	5,676	5,203

Total stockholders’ equity	15,085	14,154

Total liabilities and stockholders’ equity	$28,082	$24,513

INTERNATIONAL ABSORBENTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars, in thousands, except for per share amounts)

	Nine Months Ended		Three Months Ended
	October 31,	October 31,	October 31,	October 31,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Sales, net	$22,536	$18,717	$8,615	$6,751
Cost of goods sold	15,254	13,122	5,546	4,842

	7,282	5,595	3,069	1,909

Selling, general and administrative expenses	6,294	4,813	2,924	1,584

Income from operations	988	782	145	325
Interest expense	(272)	(241)	(95)	(80)
Interest income	88	56	35	23

Income before provision for income tax	804	597	85	268

Income tax provision	(331)	(195)	(16)	(80)

Net income	$473	$402	$69	$188

Basic earnings per share	$.07	$.06	$.01	$.03
Fully diluted earnings per share	$.07	$.06	$.01	$.03

Weighted average number of shares outstanding (in thousands)
Basic	6,402	6,258	6,410	6,261
Diluted	6,404	6,345	6,410	6,332

INTERNATIONAL ABSORBENTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars, in thousands)

	Nine Months Ended
	October 31,	October 31,
	2006	2005
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$473	$402
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	1,108	975
Stock-based compensation	270	6
Deferred tax	(18)	128
Changes in operating assets and liabilities
Accounts receivable	(579)	(404)
Inventory	7	(775)
Prepaid expenses	(86)	(11)
Accounts payable and accrued liabilities	1,402	32
Income tax receivable/payable	152	(70)
Due to related party	(1)	—

Net cash flows from operating activities	2,728	283

Cash flows from investing activities
Purchase of short-term investments	—	(110)
Proceeds from short-term investments	109	220
Purchase of property, plant and equipment	(1,887)	(1,560)
Purchase of other assets	(29)
Increase in restricted cash	(1,600)
Proceeds from restricted cash	—	437

Net cash flows from investing activities	(3,407)	(1,013)

Cash flows from financing activities
Proceeds from long-term debt	1,600	—
Repayment of long-term debt	(502)	(296)
Proceeds from exercise of stock options	188	19

Net cash flows from financing activities	1,286	(277)

Net change in cash	607	(1,007)
Cash and cash equivalents, beginning of period	2,198	3,520

Cash and cash equivalents, end of period	$2,805	$2,513

Supplemental Cash flow Information
Cash paid for interest	$135	$248

Cash paid for income taxes	$188	$130

Non-cash investing activities
Change in property, plant and equipment and accounts payable for purchase of plant and equipment	$(24)	$64

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
These unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States and the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial statements. The accompanying interim condensed consolidated financial statements do not include all notes normally included in our audited annual consolidated financial statements and 10-K and therefore should be read in conjunction with our annual consolidated financial statements and notes thereto for the year ended January 31, 2006 included in the Company’s annual report on Form 10-K. The accompanying condensed consolidated financial statements include all normal recurring adjustments which, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at October 31, 2006 and January 31, 2006, its results of operations for the nine and three months ended October 31, 2006 and 2005 and the statement of cash flows for the nine months ended October 31, 2006 and 2005. The results of operations for the nine months ended October 31, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year or future periods.
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
New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to increase consistency in how fair value determinations are made under various existing accounting standards that permit, or in some cases require, estimates of fair market value. SFAS No. 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial position and results of operations.
In September 2006, the SEC staff published Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. This statement is effective for fiscal years ending after November 15, 2006. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial position and results of operations.
In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The accounting provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. This Interpretation will become effective for the Company during the first quarter of fiscal year 2008. The Company is in the process of determining the effect, if any, the adoption of FIN No. 48 will have on its financial statements.
Stock-based employee compensation

In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). Under the provisions of FSP 123(R)-3, entities may follow either the transition guidance for the additional paid-in capital pool as prescribed by SFAS No. 123(R), as described below, or elect to use the alternative transition method as described in FSP 123(R)-3. An entity that adopts SFAS No. 123(R) using the modified prospective application method may make a one-time election to adopt the transition method described in FSP 123(R)-3. The Company is currently evaluating the available transition alternatives and has until February 2007, which is one year from the Company’s initial adoption of SFAS No. 123(R), to finalize the one-time election.
Prior to February 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”) and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Accordingly, no stock-based compensation expense was recognized in the income statement for the nine and three-month period ended October 31, 2005, as all unvested options granted under the Company’s stock-based employee compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant. As permitted by SFAS No. 123, stock-based compensation was included as a pro forma disclosure in the notes to the Company’s consolidated financial statements for the nine- and three-month period ended October 31, 2005.
Effective February 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective transition method. Under that transition method, compensation cost recognized in the nine months ended October 31, 2006 includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based payments granted subsequent to February 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated, as provided for under the modified-prospective method.
Total stock-based compensation expense recognized in the income statement for the nine months and three months ended October 31, 2006 was $263,000 and $67,000, respectively, before income taxes, of which $28,000 and $8,000 was recognized in cost of goods sold and $177,000 and $88,000 was recognized in selling, general and administrative expenses, respectively. Related total deferred tax benefit was nil for the nine months and three months ended October 31, 2006. Total unrecognized compensation costs related to stock options at October 31, 2006 was $800,000, net of estimated forfeitures. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of approximately 35 months.
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
The following table shows the effect on net income and basic and diluted earnings per share for the nine months and three months ended October 31, 2005 had compensation cost been recognized based upon the estimated fair value on the grant date of stock options in accordance with SFAS No. 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure”:

	Nine months ended	Three months ended
	October 31,	October 31,
(U.S. dollars, in thousands, except for per share amounts)	2005	2005
Net income	$402	$188
Stock-based compensation recognized under APB No. 25, net of related tax effects	—	—
Compensation expense calculated in accordance with SFAS 123, net of related tax effects	(194)	(67)

Pro forma net income	$208	$121

Basic earnings per share
As reported	$0.06	$0.03
Pro forma	$0.03	$0.02

Diluted earnings per share
As reported	$0.06	$0.03
Pro forma	$0.03	$0.02
Disclosures for the period ended October 31, 2006 are not presented because the amounts are recognized in the consolidated financial statements in connection with the adoption of SFAS No. 123(R).
SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes-Merton (“BSM”) option valuation model, which incorporates various assumptions including volatility, expected life, and interest rates. The assumptions used for the nine-month periods ended October 31, 2006 and October 31, 2005 and the resulting estimates of weighted-average fair value per share of options granted during those periods are as follows:

	Fiscal Year	Fiscal Year
	2007	2006
a) risk free interest rate	4.93%	3.81%
b) expected volatility	128.5%	124.2%
c) expected dividend yield	0.00%	0.00%
d) estimated average life (in years)	5.8	6.43
e) weighted-average fair value per share	$2.87	$4.22
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
Other stock-based compensation
The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees and non-employee directors in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services” (“EITF 96-18”). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18. Stock-based compensation recognized under SFAS No. 123 and EITF 96-18 was $6,000 during both the nine-month periods ended October 31, 2006 and 2005.
Options
Stock options outstanding at October 31, 2006 and January 31, 2006 were 497,150 and 546,360, respectively. During the nine months ended October 31, 2006, 89,560 options were exercised, 59,650 options were forfeited, and 100,000 options were granted.
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
Business Segment Data – Nine Months Ended October 31, 2006

	Animal
(U.S. dollars, in thousands)	Care	Industrial	Consolidated
Revenues	$21,570	$966	$22,536
Operating cost and expenses	19,444	996	20,440

Operating income (loss) before depreciation and amortization	2,126	(30)	2,096
Depreciation and amortization			(1,108)
Interest expense			(272)
Interest Income			88

Net income before taxes			$804

Business Segment Data – Nine Months Ended October 31, 2005

	Animal
(U.S. dollars, in thousands)	Care	Industrial	Consolidated
Revenues	$17,524	$1,193	$18,717
Operating cost and expenses	15,736	1,224	16,960

Operating income (loss) before depreciation and amortization	1,788	(31)	1,757
Depreciation and amortization			(975)
Interest expense			(241)
Interest Income			56

Net income before taxes			$597

Business Segment Data – Three Months Ended October 31, 2006

	Animal
(U.S. dollars, in thousands)	Care	Industrial	Consolidated
Revenues	$8,256	$359	$8,615
Operating cost and expenses	7,737	368	8,105

Operating income (loss) before depreciation and amortization	519	(9)	510
Depreciation and amortization			(365)
Interest expense			(95)
Interest income			35

Net income before taxes			$85

Business Segment Data – Three Months Ended October 31, 2005

	Animal
(U.S. dollars, in thousands)	Care	Industrial	Consolidated
Revenues	$6,163	$588	$6,751
Operating cost and expenses	5,525	564	6,089

Operating income (loss) before depreciation and amortization	638	24	662
Depreciation and amortization			(337)
Interest Expense			(80)
Interest Income			23

Net income before taxes			$268

3. Inventories components

	October 31,	January 31,
(U.S. dollars, in thousands)	2006	2006
Raw materials and supplies	$1,292	$1,351
Finished goods	1,347	1,295

	$2,639	$2,646

4. Property, Plant and Equipment

	October 31,	January 31,
(U.S. dollars, in thousands)	2006	2006
Property, plant and equipment
Land	$1,547	$1,547
Buildings	8,521	8,474
Leasehold improvements	630	630
Equipment	10,965	10,127
Construction in progress	1,125	147

	$22,788	$20,925
Less: Accumulated depreciation	(5,584)	(4,495)

	$17,204	$16,430

5. Selling, general and administration expenses

	Nine Months Ended		Three Months Ended
	October 31,	October 31,	October 31,	October 31,
(U.S. dollars, in thousands)	2006	2005	2006	2005
Selling, general and administrative expenses	$5,108	$4,813	$1,738	$1,584
Arbitration award	1,186	—	1,186	—

	$6,294	$4,813	$2,924	$1,584

As described below under “Note 8 – Legal Matters,” the Company was ordered to pay $1,186,435 for damages and fees in the Wilder Arbitration. This amount was expensed as selling, general and administrative expenses as of October 10, 2006.
6. Credit arrangements
On May 23, 2005, Absorption renewed a bank line of credit with Branch Banking & Trust Co. (“BB&T”) that provides for up to $2,000,000 of cash borrowings for general corporate purposes which is secured by accounts receivable and inventories of Absorption. Interest is payable on funds advanced at the one-month London Interbank Offered Rate (“LIBOR”) plus 2.5%. The line of credit matures on May 23, 2007. At October 31, 2006, the Company had no borrowings outstanding.
7. Long-term debt
On September 14, 2006, the Company entered into a bond financing agreement in the amount of $1,600,000 with GE Capital Public Finance, Inc. (“GECPF”) to fund the purchase and installation of manufacturing equipment to be used when it relocates the Bellingham, Washington production facility to the new Ferndale, Washington manufacturing and warehouse facility. GECPF agreed to fund and guarantee the Economic Development Revenue Bond issued by the Washington State Economic Finance Authority at a fixed interest rate of 5.70%, amortized over 90 months with interest-only payments during the six months of construction. If Absorption defaults under the terms of the loan agreement, including failure to pay any amount when due or violating any of the financial and other covenants, GECPF may accelerate all amounts then-owing under the bond. Costs incurred in issuing the bond were estimated to be approximately $65,000, which included fees of $23,000 and a deposit of $10,000 (that was made in August 2006). The bond is secured by the equipment financed. At October 31, 2006 the balance outstanding was $1,600,000.
In March 2003, the Company completed a $2,910,000 bond financing, comprised of $2,355,000 as tax exempt and $555,000 as taxable. The bonds were issued through the Washington Economic Development Finance Authority in Washington State. The purchaser and holder of the bonds is GECPF. The tax exempt bonds have a fixed rate of 5.38% with a term of 190 months, maturing February 2019, and with interest-only payments for the first 52 months. The taxable bonds have a fixed rate of 5.53%, with a term of 52 months, maturing August 2007. The indebtedness underlying the bonds is secured by a mortgage on the real property, and a security interest in the equipment assets, located in Whatcom County, Washington. At October 31, 2006, the balance outstanding was $2,355,000 on the tax-exempt and $106,000 on the taxable bonds, respectively. At January 31, 2006, the balance outstanding was $2,355,000 on the tax-exempt and $208,000 on the taxable bonds, respectively.
In September 2004, the Company completed a $4,900,000 tax-exempt bond financing. Of the total proceeds from the financing, $2,099,000 were used to refinance a loan held by BB&T, $98,000 was paid for costs of issuance and the remaining proceeds of $2,703,000 were used to finish the construction of the new production facility located in Jesup, Georgia. The bonds were issued by Wayne County Industrial Development Authority in the State of Georgia. The bonds have a variable rate equal to BB&T’s Variable Rate Demand Bond “VRDB” rate ( 3.62 % as of November 30, 2006) plus a letter of credit fee of 0.95%, a remarketing fee of 0.125% and a $2,000 annual trustee fee. The term of these bonds is seven years for the equipment portion and 15 years for the real estate portion. At October 31, 2006 and January 31, 2006, the debt outstanding was $4,300,000 and $4,700,000, respectively.
8. Legal Matters
On October 10, 2006, the Company was notified that the American Arbitration Association (the “Arbitrator”) had issued a decision in the arbitration between R. Wilder Sales, R&D Midwest Pet Supply (the “Claimants”) and the Company (the “Wilder Arbitration”). As previously disclosed in the Company’s filings with the SEC, the Wilder Arbitration demand was filed against Absorption on February 23, 2004. At that time, the Claimants were seeking damages in the amount of approximately $1,000,000. The Wilder Arbitration demand related to a lawsuit that was filed on June 22, 1995 in the Boone Circuit Court of the Commonwealth of Kentucky against Absorption. The lawsuit was captioned Wilder et.al. v. Absorption Corp., Civil Action No. 95-CI-547, and alleged breach of contract, fraud, violation of the Kentucky Unfair Trade Practices Act and other related claims.
The Arbitrator ruled in favor of the Claimants and ordered the Company to pay to the Claimants an aggregate amount totaling $1,186,435 for damages and recovery of attorney fees and expenses as well as the administrative fees, compensation and expenses of the Arbitrator. The Company expensed this amount as selling, general and administrative expenses as of October 10, 2006 and paid the award and fees to the Claimants on November 10, 2006.
9. Earnings per share

	For the nine months ended
	October 31, 2006
	Net Income	Shares	Per share
(U.S. dollars)	(numerator)	(denominator)	amount
Basic earnings per share
Net income available to stockholders	$473,000	6,401,682	$0.07
Effect of dilutive securities
Stock options to purchase common stock	—	2,483

Diluted earnings per shares
Net income available to stockholders	$473,000	6,404,165	$0.07

	For the nine months ended
	October 31, 2005
	Net Income	Shares	Per share
	(numerator)	(denominator)	amount
Basic earnings per share
Net income available to stockholders	$402,000	6,258,231	$0.06
Effect of dilutive securities
Stock options to purchase common stock	—	87,019

Diluted earnings per shares
Net income available to stockholders	$402,000	6,345,250	$0.06

	For the three months ended
	October 31, 2006
	Net Income	Shares	Per share
(U.S. dollars)	(numerator)	(denominator)	amount
Basic earnings per share
Net income available to stockholders	$69,000	6,410,328	$0.01
Effect of dilutive securities
Stock options to purchase common stock	—	—

Diluted earnings per shares
Net income available to stockholders	$69,000	6,410,328	$0.01

	For the three months ended
	October 31, 2005
	Net Income	Shares	Per share
	(numerator)	(denominator)	amount
Basic earnings per share
Net income available to stockholders	$188,000	6,260,568	$0.03
Effect of dilutive securities
Stock options to purchase common stock	—	71,185

Diluted earnings per shares
Net income available to stockholders	$188,000	6,331,753	$0.03

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

	For the nine months ended
	October 31,
	2006	2005
Stock options excluded from the computation of diluted net income per share, other than those used in the determination of common stock equivalents disclosed above	497,150	317,530

	For the three months ended
	October 31,
	2006	2005
Stock options excluded from the computation of diluted net income per share, other than those used in the determination of common stock equivalents disclosed above	497,150	317,530
10. Subsequent event
On November 10, 2006, the Company paid in full the amount awarded in the Wilder Arbitration as described above in “Note 8 – Legal Matters”. The final amount paid was $1,186,435.
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
The financial results of the third quarter and first nine months of fiscal year 2007 met the expectations of management, net of the arbitration award. We met our projections for both top line sales (see “Net Sales” below) and bottom line profits (see “Net Income” below), with the exception of the arbitration ruling issued on October 10, 2006 in the Wilder Arbitration. As described in the “Gross Profits” discussion below, part of our success was our ability to maintain and improve on the production efficiencies we achieved during the fourth quarter of fiscal year 2006. We were also able to reduce our sales, general and administrative expenses, net of stock based compensation, which we were required to account for the first time during the first quarter of fiscal year 2007.
During the current fiscal year we are focusing our sales and marketing efforts on our market leading CareFRESH®, CareFRESH® Ultra, and CareFRESH® Colors brands of small animal bedding products. We are focusing these efforts on the current high level of excitement about our CareFRESH® Colors products. CareFRESH® Colors is a colored bedding offering designed to fit into our product line as a step up from CareFRESH® Ultra, our white small animal bedding offering. Our CareFRESH® Colors products were named the best new product of the year for 2006 by Petco Animal Supplies, one of the nation’s largest pet specialty retail chains. We also continue to aggressively sell our Healthy Pet ™ Cat Litter line. Healthy Pet ™ Cat Litter is a line of cat litters in which our distributors are offered a selection of five cat litters designed to be displayed together in one section of shelf space. They are all made of natural products in keeping with our corporate philosophy of being environmentally friendly. Because these are relatively new product lines, management believes it is too early to be able to predict if these growth trends will continue.
Even though we are currently experiencing significant infrastructure-related costs, we believe our progress with the sales of new product lines will continue to move us toward developing more diversified sources of income, which we anticipate will help reduce the risks associated with a substantial reliance on sales from a single product.
RESULTS OF OPERATIONS
The following table illustrates our financial results for the third quarter of fiscal year 2007 as compared to the same quarter in fiscal year 2006. (U.S. dollars, in thousands):

	October 31,	Percent	October 31,	Percent	Percentage
	2006	of Sales	2005	of Sales	Change
Sales, net	$8,615	100%	$6,751	100%	28%
Costs of goods sold	5,546	64%	4,842	72%	15%

Gross Profit	3,069	36%	1,909	28%	61%

Selling, administrative and general expenses	2,924	34%	1,584	23%	85%

Income from operations	145	2%	325	5%	-55%

Interest income	35	0%	23	0%	52%
Interest expense	(95)	-1%	(80)	-1%	19%

Income before provision for income tax	85	1%	268	4%	-68%

Income taxes	(16)	0%	(80)	-1%	-80%

Net income	$69	1%	$188	3%	-63%

The following table illustrates our financial results for the first nine months of fiscal year 2007 as compared to the first nine months of fiscal year 2006 (U.S. dollars in thousands):

	October 31,	Percent	October 31,	Percent	Percentage
	2006	of Sales	2005	of Sales	Change
Sales, net	$22,536	100%	$18,717	100%	20%
Costs of goods sold	15,254	68%	13,122	70%	16%

Gross Profit	7,282	32%	5,595	30%	30%

Selling, administrative and general expenses	6,294	28%	4,813	26%	31%

Income from operations	988	4%	782	4%	26%

Interest income	88	0%	56	0%	57%
Interest expense	(272)	-1%	(241)	-1%	13%

Income before provision for income tax	804	4%	597	3%	35%

Income taxes	(331)	-1%	(195)	-1%	70%

Net income	$473	2%	$402	2%	1%

Percentage changes in financial results as described below in “Net Sales,” “Gross Profits,” “Selling, General and Administrative Expenses,” “Interest Expenses,” “Income Tax,” and “Net Income,” refer to the amounts in the two tables above.
Net Sales
In the third quarter of fiscal year 2007, our net sales increased by 28% over the third quarter of fiscal year 2006. For the nine months ended October 31, 2006, net sales grew by 20% as compared to the nine months ended October 31, 2005. The majority of this growth in net sales during both periods was a result of the growth in sales of our animal care products. During the first nine months of the current year, net sales for animal care products grew from $17,524,000 to $21,570,000, as compared to the same nine-month period of fiscal year 2006. Net sales of our animal care products grew from $6,163,000 to $8,256,000 for the quarters ended October 31, 2005 and October 31, 2006, respectively. Net sales of our industrial products decreased from $588,000 to $359,000 between the quarters ended October 31, 2005 and October 31, 2006, respectively. For the corresponding nine months net sales of our industrial products decreased from $1,193,000 to $966,000. There were four key sources of growth in our animal care product lines. First, the price increase which was implemented in the second quarter of the current fiscal year, had a full quarter of effect on financial results. Second, we had strong seasonal promotional activity in preparation for the holiday season. Third, we had strong sales growth for both our CareFRESH® Ultra™ and CareFRESH® Colors products. Fourth, we reversed certain amounts we had been accruing as a result of less-than-anticipated off-invoice promotional activity, which increased our net sales. Our strategy in regard to our industrial line of products has remained the same, which is to effectively service existing customers while focusing growth on consumer products.
During the balance of fiscal year 2007, sales of natural, non-colored CareFRESH® in pet specialty channels are expected to be approximately the same as they were in fiscal year 2006 as we have now reached significant levels of distribution throughout the United States. However, we have also introduced line extensions such as CareFRESH Ultra™ and CareFRESH® Colors. Therefore, although we anticipate that natural CareFRESH® will continue to represent the majority of our sales through the 2007 fiscal year, we also see growth opportunities for all of our bedding products in the mass merchandiser and grocery market channels. Our products are selling well in these channels and are becoming more accepted by the consumer. Sales during the fourth quarter of the current fiscal year are not expected to be as strong as those in the prior quarter, do to the seasonality effect on sales during that third quarter. We continue to expect revenue growth from our lines of cat litter products but believe that the growth rate may be tempered by our regional roll-out strategy and production limitations. At this time we do not have plans to invest additional sales resources in our industrial line of products. In sum, although we had sales growth rates above projections in the third quarter of the current fiscal year, we continue to expect our fiscal year 2007 overall annual net sales to grow approximately 12% to 20% over our fiscal year 2006 net sales levels.
Gross Profit
Our Georgia production facility continued to make progress at increasing its production rate and efficiencies during the third quarter of fiscal year 2007 by achieving record production rates. Our facilities continue to work towards overcoming the additional burdens of increases in utility rates, increased depreciation, and increased fuel surcharges on freight. Mostly as a result of improvements in production efficiencies at our Jesup, Georgia facility as compared to the prior year, our gross margin (gross profit divided by sales) improved from 28% in the third quarter of fiscal year 2006 to 34% in the third quarter of fiscal year 2007. For the first nine months of fiscal year 2007, our gross margin increased to 32% as compared to 30% for the first nine months of fiscal year 2006. The high cost of energy, transportation, and raw materials were leading factors placing downward pressure on our gross margin.
As discussed in Note 2 (“Segmented Information”) of our financial statements, operating income including selling, general and administrative expenses, but before depreciation for our animal care product segment, decreased by 19% in the third quarter of fiscal year 2006 as compared to the third quarter of fiscal year 2007 and increased by 20% comparing the first nine months of the current fiscal year to the first nine months of the prior fiscal year. Operating loss, including selling, general and administrative expenses, but before depreciation for our animal care product segment, increased from by 3% comparing the first nine months of fiscal year 2006 to the first nine months of fiscal year 2007. Operating income (loss) before depreciation for our industrial product segment decreased by 138% comparing the third quarter of fiscal year 2006 to the third quarter of fiscal year 2007.
For fiscal year 2007 we continue to expect that our gross margin will remain in the range of 29% to 33%. The reasons for this expectation are as follows. First, the cost savings we had projected from reduced transportation costs resulting from shipping to east coast customers from the Georgia production facility have been offset by increases in fuel charges. However, without this facility being located where it is, margin expectations would be even lower. Second, we are not achieving the overall reduced costs of raw materials that we had expected due to our product mix, slow reaction of materials suppliers and increases in petroleum-based product prices, such as the cost of plastic bags and the lack of key low-cost raw material sources. Third, in the third quarter of the current fiscal year we began moving our Bellingham, Washington plant to our new Ferndale, Washington facility. During the fourth quarter of the current fiscal year and the first quarter of next fiscal year, we expect to continue to incur relocation and commissioning costs, which could further reduce our gross margin. Fourth, additional depreciation charges resulting from our new production facilities will also have a negative effect on our gross margin.
To offset the significant increases in the cost of natural gas, we have installed new burners to heat our dryers at our Georgia facility that operate at less than one-third the cost of our current natural gas burners. They are expected to be fully operational during the fourth quarter of fiscal year 2007. We plan to continue to make capital investments in technology to help decrease the cost of production.
Selling, General and Administrative Expenses
During the third quarter of fiscal year 2007, our selling, general and administrative expenses increased by 85% as compared to the same quarter of fiscal year 2006. For the nine months ended October 31, 2006, our selling, general and administrative expenses increased by 31% as compared to the same nine months of the prior fiscal year.
The first quarter of the current fiscal year was the first period under which we were required to account for stock-based compensation under SFAS No. 123(R). As a result, we incurred $67,000 in stock-based compensation for the third quarter of fiscal 2007 and $263,000 for the first nine months of the current fiscal year, which was not incurred during the same periods of the prior year. Of this amount, $60,000 was included in selling, general and administrative expenses. Costs resulting from our compliance with requirements of the SEC and the American Stock Exchange (“AMEX”) continue to have an impact on our general and administrative expenses. Moreover, we now have overhead expenses related to operating our Georgia facility, increased property taxes on both of our new facilities, and increased depreciation expense. We anticipate that these factors, along with our new stock-based compensation expenses, will continue to increase general and administrative expenses during fiscal year 2007.
On October 10, 2006, we were notified that the American Arbitration Association had issued a decision in the Wilder Arbitration. As previously disclosed in the Company’s filings with the SEC, the Wilder Arbitration demand was filed against Absorption on February 23, 2004. At that time, the Claimants were seeking damages in the amount of approximately $1,000,000. The Wilder Arbitration demand related to a lawsuit that was filed on June 22, 1995 in the Boone Circuit Court of the Commonwealth of Kentucky against Absorption. The lawsuit was captioned Wilder et.al. v. Absorption Corp., Civil Action No. 95-CI-547, and alleged breach of contract, fraud, violation of the Kentucky Unfair Trade Practices Act and other related claims. The Arbitrator ruled in favor of the Claimants and ordered us to pay to the Claimants an aggregate amount totaling $1,186,435 for damages and recovery of attorney fees and expenses as well as the administrative fees, compensation and expenses of the Arbitrator. This amount was expensed as selling, general and administrative expenses as of October 10, 2006. We paid the full amount of the award on November 10, 2006.
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
Interest Expense
Interest expense in the third quarter of fiscal year 2007 totaled $95,000 as compared to $80,000 during the same period in fiscal year 2006. For the nine months ended October 31, 2006 interest expenses were $272,000 as compared to the nine-month period ended October 31, 2005, which were $241,000. These increases were due to interest rate increases for our variable interest rate bonds that constitute the debt facility for the Georgia plant. The move of our Bellingham, Washington facility during fiscal year 2007 has resulted in additional interest charges, which will be capitalized, until the new facility is in operation.
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
Net Income
Our net income for the quarter ended October 31, 2006 decreased by 63% as compared to the same period in the prior fiscal year. For the nine months ended October 31, 2006 our net income increased by 18% as compared to the nine months ended October 31, 2005. This increase in net income over the first nine months of the fiscal year was primarily caused by increasing sales, improving gross margins, and controlling selling, administrative and general expenses. We feel that continued concentration on the implementation of the key components of our business plan that focus on production efficiencies and controlled costs should provide us with continued increases in production rates, which should help us to service the increase in demand for our products and generate additional revenues.
We expect that the production efficiencies that we saw at our Georgia facility in our most recent fiscal quarters will continue, as has been demonstrated by the results of the third quarter of fiscal year 2007. With these efficiencies now stabilized and moving in the right direction, we expect to be able to produce product at the higher end of our gross margin projections, unless there are additional downward pressures from the costs of raw materials or energy. We project that selling and administrative costs will continue to grow, but only marginally during the coming fiscal year. We will continue to invest in future marketing programs to offset competitive pressures as necessary and anticipate additional administrative costs resulting from regulatory requirements, all of which may continue to lead to increased expenses and lower net income. During fiscal year 2008 we will incur additional interest expense as a result of financing the move of our Bellingham, Washington production facility. In addition, we anticipate that increased depreciation resulting from our investment in plant and equipment will negatively affect our fiscal year 2007 net income.
Earnings Before Interest, Taxes, Depreciation, and Amortization (EBITDA)
We believe that one of our key financial and operating performance metrics is Earnings before Interest, Taxes, Depreciation, and Amortization (EBITDA). Our EBITDA decreased by 13% during the third quarter of fiscal year 2007 as compared to the same quarter in the fiscal year 2006, and increased by 26% for the first nine months of fiscal year 2007 as compared to the same period in the prior year. The decrease in the third quarter of the current fiscal year was primarily the result of the Wilder Arbitration decision, pursuant to which we were ordered to make a payment of $1,183,435 in damages. This amount was expensed in selling, general and administrative expenses as of October 10, 2006, which was the date of the decision.
EBITDA is not a measure of financial performance under generally accepted accounting principles (GAAP) in the United States. Accordingly, it should not be considered a substitute for net income (loss), cash flow provided by operating activities, or other income or cash flow data prepared in accordance with GAAP. However, we believe that EBITDA may provide additional information with respect to our financial performance and our ability to meet our future debt service, capital expenditures and working capital requirements. This measure is widely used by investors and rating agencies in the valuation, comparison, rating, and investment recommendations of companies. In addition, we use EBITDA as one of several factors when determining the compensation for our executive officers. Because EBITDA excludes some, but not all items that affect net income (loss) and may vary among companies, the EBITDA presented by us may not be comparable to similarly titled measures of other companies. The following schedule reconciles EBITDA to net income (loss) reported on our Condensed Consolidated Statement of Operations, which we believe is the most directly comparable GAAP measure:

	For the quarter ended
(U.S. dollars in thousands)	October 31, 2007	October 31, 2006	Percentage Change
Net Income (Loss) (as reported on Condensed Consolidated Statement of Operations)	$69	$188

Interest expense	95	80
Interest income	(35)	(23)
Income tax provision	16	80
Depreciation & amortization	365	337

EBITDA	$510	$662	-23%

	For the nine months ended
(U.S. dollars in thousands)	October 31, 2007	October 31, 2006	Percentage Change
Net Income (Loss) (as reported on Condensed Consolidated Statement of Operations)	$385	$402

Interest expense	272	241
Interest income	(88)	(56)
Income tax provision	270	195
Depreciation & amortization	1,108	975

EBITDA	$1,947	$1,757	11%
During the fourth quarter of fiscal year 2007 management will continue to focus on EBITDA as a key performance indicator.
LIQUIDITY AND CAPITAL RESOURCES
During fiscal year 2006 we completed the second phase of our three-phase capital expansion plan. This three-phase plan includes: the building of the new manufacturing and warehousing facility in Ferndale, Washington, which is now complete; the building of a new production facility in Georgia, which has also been completed; and the move of the Bellingham, Washington manufacturing facility to the Ferndale, Washington location, which we commenced during the third quarter of fiscal year 2007 (engineering was started during the second quarter of fiscal year 2007). The intent of this capital expansion plan is first, to protect our core business by reducing our production costs and decreasing the cost of shipping product to our customers; second, to give us the ability to manufacture, warehouse and distribute a wider diversity of product; and third, to increase our production capacity.
The table below illustrates the effects this capital expansion plan has had on our financial statements (U.S. dollars, in thousands):

	As of October 31,	As of January 31,
	2006	2006
Financial Condition
Total Assets	$28,082	$24,513
Total Liabilities	12,997	10,359
Total Equity	$15,085	$14,154

Debt/equity ratio	0.86	0.73
Assets/debt ratio	2.16	2.37
Working Capital
Current assets	$10,607	$7,822
Current liabilities	$4,483	$2,848
Current ratio	2.37	2.75
Cash Position
Cash and short term investments	$4,905	$2,807
Cash generated from operations	$2,728	$667 *

*	for the entire year ended January 31, 2006

Financial Condition
During the first nine months of fiscal year 2007, the value of our total assets have increased. This is primarily the result of restricted cash acquired through the debt facility obtained for the move of our Bellingham, Washington plant and from cash generated from operating activities. We have completed phase two and are in process of starting phase three of our long term capital expansion plan. Phase two was the construction of our production facility in Jesup, Georgia and phase three is the move of our Bellingham, Washington facility to our Ferndale, Washington location. We also had an increase in total liabilities resulting from the debt facility for the Bellingham, Washington plant move and from the accrual of the Wilder Arbitration award.
As discussed under Note 7 of the attached consolidated financial statements, we currently have three long-term debt facilities, including our September 2006 bond financing arrangement with GECPF, our March 2003 bond financing with GECPF and our September 2004 tax-exempt bond financing with BB&T.
Our main credit risk exposure in fiscal year 2007 will come from meeting the covenants attached to our debt facilities by our lenders. As of the end of fiscal year 2006 we were over minimum financial requirements (and under maximum requirements). The covenant-related ratios that could pose a potential risk in the future are those based on cash flow. As such, any significant decrease in our current cash flow could result in the breach of one or more of these loan covenants. If we fail to satisfy the financial covenants and other requirements contained in our debt facilities, our debts could become immediately payable at a time when we are unable to pay them, which could adversely affect our liquidity and financial condition. Because of the negative cash flow effect caused by the Wilder Arbitration award, management is concerned about meeting the minimum cash flow ratio covenants attached to the BB&T debt facility. Based on current projections, we anticipate that we will be slightly over the minimum requirements at the end of the fiscal year 2007; however, an unexpected event could cause our cash flow results to be less than the minimum requirements. If that were the case, we would likely incur higher financing charges to either maintain or replace this debt facility, or we could be deemed to be in default and our debts could be come immediately due and payable as described above.
Working Capital
During the first nine months of fiscal year 2007, our working capital position changed significantly. The majority of the increase in current assets occurred due to an increase in cash, resulting from positive cash flow from operations; an increase in accounts receivable due to higher sales; and an increase in restricted cash as a result of the loan facility obtained for the Bellingham, Washington plant move. Current liabilities increased primarily due to increases in accounts payable resulting from the Wilder Arbitration award and credit purchases made relating to the Bellingham, Washington plant move. These changes resulted in our current ratio (current assets divided by current liabilities) decreasing from 2.75 at the end of fiscal year 2006 to 2.37 at the end of the third quarter of fiscal year 2007.
Cash Position
We believe that our existing cash on hand, long-term debt and available line of credit currently provide us with enough cash to meet our existing needs for the foreseeable future. Cash and investments increased during the third quarter of fiscal year 2007, primarily as a result of a positive cash flow from operations and the closing of the debt facility for the Bellingham, Washington plant move. We expect cash to decrease during the fourth quarter of fiscal year 2007 since we have determined to invest approximately $2,000,000 from cash in our move of the Bellingham, Washington production facility and because in the fourth quarter of the current fiscal year we paid the Wilder Arbitration award. Because we made the Wilder Arbitration award payment while we are in the process of paying for the plant move, cash on hand will be lower than expected at the time construction was started. We believe that our existing $2,000,000 line of credit with BB&T will suffice in covering any potential cash shortfall during this construction period.. This line of credit is secured by inventory and accounts receivable, which will provide enough collateral to support the related debt. Interest is payable on funds advanced at the LIBOR rate plus 2.5%. The line of credit matures on May 23, 2007. As of October 31, 2006, no borrowings were outstanding under the line of credit. If we do borrow against this line of credit, we intend to pay it off before the end of fiscal year 2008, assuming that we are able to extend the line beyond the current May 23, 2007 maturity date. We will continue to closely monitor both current liabilities and current assets as they relate to the generation of cash, with an emphasis on maximizing potential sources of cash.
Cash Generated from Operations
During the first nine months of fiscal year 2007 we generated $2,728,000 in cash from operations. If our sales continue to increase and we are able to continue to profitably produce our products, we should be able to continue to generate cash from operating activities, although it cannot be assured that this will be the case.
Financing and Investing Activities
Cash generated from financing activities during the first six months of fiscal year 2007 was $1,286,000. This resulted from $188,000 received from the issuance of common shares as a result of the exercise of stock options and $1,600,000 received from the bond financing for the Bellingham, Washington plant move, off-set by principal payments on long-term debt of $502,000. Cash was used during the first nine months of fiscal year 2007 for investing activities mainly related to the installation of our new burners at our Georgia facility, the installation of a new burner and rotary dryer system at our Ferndale, Washington facility, and the start of construction related to the move of the Bellingham, Washington production facility. Also, the cash related to the plant move debt facility was placed in a restricted account to be released as construction progresses. Cash used in investing activities during the nine months ended October 31, 2006 was approximately $3,407,000.
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
The third phase of our production expansion plan is the relocation of our Bellingham, Washington production facility to our new Ferndale, Washington facility. This phase began during the second quarter of the current fiscal year and is estimated to cost approximately $3,600,000. Of this amount, $2,000,000 will come from cash and the remaining $1,600,000 was generated through our September 2006 bond financing with GECPF, as described above.
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
During the nine month period ended October 31, 2006, we did not make any material changes in or to our critical accounting policies.
FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements. They can be identified by the use of forward-looking words such as “believes,” “feels,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates” or other comparable words, or by discussions of strategy, plans or goals that involve risks and uncertainties that could cause actual results to differ materially from those currently anticipated. You are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those set forth in our Annual Report on Form 10-K for the year ended January 31, 2006 and as described from time to time in our reports filed with the SEC, including this Quarterly Report on Form 10-Q. Forward-looking statements include, but are not limited to, statements referring to our future growth strategies, requirements for additional capital, prospects for the future, potential financial results, market and product line growth, abilities to enter new markets, ability to introduce new products, benefits from infrastructure improvements and our competitiveness and profitability as a result of new sales and marketing programs.
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
As of October 31, 2006, the outstanding principle of these bonds was $4,300,000. As of that date, the variable interest rate was 3.78%. The balance of our other outstanding bonds is subject to a fixed interest rate.
We currently are not subject to market risk arising from interest rate changes relating to our line of credit. We have a line of credit extended from BB&T, which has a variable interest rate based on the 30-day LIBOR rate. We have never drawn on this line of credit, but may be required to draw on this line of credit during the fourth quarter of fiscal year 2007 as described above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Cash Position”.
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
ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Description
3.1	Notice of Articles of the Company.

3.2	Articles of the Company.

10.19	Washington Economic Development Finance Authority Economic Development Revenue Bond dated September 14, 2006.

10.20	Loan Agreement among GE Capital Public Finance, Inc., as lender, Washington Economic Development Finance Authority, as issuer, and Absorption Corp., as borrower, dated as of September 1, 2006.

10.21	Corporate Guaranty and Negative Pledge Agreement given by International Absorbents Inc. dated as of September 1, 2006.

31.1	Certification of Gordon Ellis, President and Chief Executive Officer of International Absorbents Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of David Thompson, Chief Financial Officer of International Absorbents Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Gordon Ellis, President and Chief Executive Officer of International Absorbents Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of David Thompson, Chief Financial Officer of International Absorbents Inc., pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL ABSORBENTS INC.
(Registrant)

Date: December 8, 2006	/s/ GORDON L. ELLIS Gordon L. Ellis
President and Chief Executive Officer
(Principal Executive Officer)

Date: December 8, 2006	/s/ DAVID H. THOMPSON David H. Thompson
Secretary and Chief Financial Officer
(Principal Financial Officer)