Form 10-K
period 2007-01-31
INTERNATIONAL ABSORBENTS INC
filed 2007-04-10
CIK 813634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-31642
INTERNATIONAL ABSORBENTS INC.
(Exact name of registrant as specified in its charter)

British Columbia, Canada (State or other jurisdiction of incorporation or organization)	98-0487410 (I.R.S. Employer Identification No.)

1569 Dempsey Road North Vancouver, British Columbia Canada (Address of principal executive offices)	V7K 1S8 (Zip Code)
(604) 681-6181
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Shares, no par value per share	American Stock Exchange
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of April 6, 2007, based upon the closing price of the common stock as reported by the American Stock Exchange on such date, was approximately $24,872,073.
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 4, 2007

Common Shares, no par value per share	6,410,328 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the Annual General Meeting of Shareholders to
be held on June 7, 2007	Part III

INTERNATIONAL ABSORBENTS INC.
Annual Report on Form 10-K
For the Fiscal Year Ended January 31, 2007
Unless otherwise indicated, all dollar amounts in this report are U.S. dollars.

PART I
ITEM 1. BUSINESS
Unless otherwise indicated by the context, as used in this Annual Report on Form 10-K, “we,” “us” and “our” refer to International Absorbents Inc. (“International Absorbents”) and our wholly-owned U.S. subsidiary, Absorption Corp. (“Absorption”).
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 based on current expectations, estimates and projections about our industry and our management’s beliefs and assumptions. They can be identified by the use of forward-looking words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates” or other comparable words, or by discussions of strategy, plans or goals that involve risks and uncertainties that could cause actual results to differ materially from those currently anticipated. You are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those set forth below under “Item 1A-Risk Factors” and as described from time to time in our reports filed with the Securities and Exchange Commission (“SEC”), including this Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q. Such forward-looking statements include, but are not limited to, statements with respect to the following:
•	our future growth strategies and prospects for the future;

•	potential financial results;

•	projected benefits from our three-phase expansion plan;

•	our ability to control expenses and improve operating efficiencies;

•	our market and product line growth and ability to enter new markets;

•	our ability to introduce new products and remain competitive;

•	the forecasted benefits from infrastructure improvements; and

•	our competitiveness and profitability as a result of sales and marketing programs.
Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date made. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.
General
International Absorbents is the parent company of its wholly owned U.S. subsidiary, Absorption. Absorption accounts for almost all of the consolidated entity’s assets and annual sales revenue. As such, International Absorbents is the holding company and Absorption is its operating entity. There are no other subsidiaries of International Absorbents.
Absorption is engaged in developing, manufacturing and marketing a wide range of animal care and industrial absorbent products made from off-specification and reclaimed cellulose fibers. International Absorbents was incorporated on May 13, 1983 under the laws of British Columbia, Canada. Absorption was incorporated on July 25, 1985 in the State of Nevada.
Absorption is a leading manufacturer and seller of premium small animal bedding in North America. The primary product that we sell in this market is small animal bedding sold under the brand name CareFRESH®. We consider the activities that surround the manufacture and distribution of CareFRESH® to be our core business. We have also expanded the animal care segment of our business by the addition of new sales channels and the introduction of animal food and cat litter into our product line. We have also diversified our industrial/commercial line of products by introducing a line of hydro-mulch, which is used for soil erosion prevention.
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
In recent years we have added significantly to our capital infrastructure to diversify our production facilities and accommodate sales growth. This process has reduced the risk of not being able to deliver product to our customers on a timely basis due to major break-downs; has resulted in the location of production facilities closer to the consumer, thereby reducing the cost of transportation and increasing our service levels; and has increased our production capacity, which gives us the ability to grow into the future.
Our long-term strategy is to develop, acquire, and/or invest in product lines or businesses that (a) complement our existing product lines, (b) can be marketed through existing distribution channels, (c) might benefit from the use of our existing brand names, and (d) are responsive to the needs of our customers. In addition, we will continue to explore strategic opportunities for the company in an effort to maximize shareholder value.
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
A table showing the financial results for fiscal year 2007 for the two segments can be found in Note 15 (Segmented Information) to our consolidated financial statements contained elsewhere in this Annual Report.
Products and Markets
Animal Care Products
Animal Bedding
Our leading product is small animal bedding made from cellulose fiber. It is utilized as a substrate for rodents, rabbits, reptiles and hand-fed exotic birds instead of wood shavings, hardwood chips and corn cobs. We believe that our product is superior to traditional bedding materials because it is better able to control and contain ammonia odors. We are a significant bedding supplier to major pet store chains and to independent pet stores through the use of a wide North American network of wholesale distributors. The bedding is also widely used by universities and research facilities. We market our animal bedding under the CareFRESH®, CareFRESH® Ultra, and CareFRESH ® Colors brands of small animal bedding products. CareFRESH® Colors is a colored bedding offering designed to fit into our product line as a step up from CareFRESH® Ultra, our white small animal bedding offering. Our CareFRESH® Colors products were named the best new product of the year for 2006 by Petco Animal Supplies, one of the nation’s largest pet specialty retail chains. We also distribute our pet bedding under the brands Healthy Pet™ and Critter Care™ depending on the distribution channel.
We produce and sell a range of Healthy Pet™ “natural” cat litters made from cellulose fiber, wood, grain and plant-based materials. Healthy Pet ™ Cat Litter is a line of cat litters in which our distributors are offered a selection of five cat litters designed to be displayed together in one section of shelf space. These products are aimed at the “holistic” market and are designed to be healthier for pets and people than traditional clay litter because of potential health problems associated with crystalline silica in clay products. Our products also generally prove to be less dusty and to weigh less than other mineral-based litter products, making their handling and disposal easier.
We were among the first to offer a dog litter product, which we believe created an entirely new retail category, and which helps provide a lifetime comfort solution for small house-bound dogs. We sell our pet litter products through veterinary, laboratory, pet specialty and general merchandise distribution channels under the brand names Healthy Pet ™ and Puppy Go Potty™.
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
Animal Care Markets
A majority of our animal care products are sold in the pet specialty channel, through wholesale distributors throughout North America, and to the two major pet supply retailers, which are our two largest customers as described below under “Risk Factors.” Competition for the small animal bedding business comes primarily from regional suppliers of wood shavings and major small animal food/bird seed manufacturers who sell wood shavings and corncob bedding as product line extensions. These food manufacturers offer distributors and retailers the advantage of a single source supply, cross marketing opportunities between food and bedding and, in some cases, strong brand recognition within the animal bedding pet specialty channel. While we believe no other company currently has a product that performs as well as our patented and proprietary flagship product, the success of our product has led to the entry of additional competitors in the cellulose bedding category.
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
Hydro-Mulch. In addition to the traditional industrial absorbent products described above, we manufacture hydro mulch from wood fiber and/or recycled paper, and various polymers and tackifiers. It is used for the purpose of erosion control and moisture retention while seed is germinating. Typical applications include exposed surface areas that require seeding such as roadsides, large earth-moving projects, land reclamation sites, playing fields and golf courses. The wood fiber used to manufacture hydro mulch is generally different than the paper fiber used to produce our other products, so it does not compete with our other products for raw materials. There are synergies between the production of hydro mulch and the production of our other products in both reduction of the overall energy cost per unit produced and in the ability of the hydro mulch equipment to produce refined fiber as a supplement feed material for out other products.
Industrial/Commercial Markets
Our industrial sorbent products are currently marketed under the Absorbent GP™, Absorbent W™, SpillSorb™, and Spill-Dri™ trade names in North America, Europe and Pacific Rim countries. A significant portion of these industrial products is sold overseas through our international distributor channel. Our absorbents are sold in Canada through a master distributor agreement with ITW Devcon Plexus.
Our industrial sorbent products compete against clay-based floor sweep materials and polypropylene materials in “oil-only” and marine-based applications. The primary market for our products is in factories, warehouses and maintenance facilities. Additional markets include marine oil spill response and oil/water filtration applications ranging from storm drain inserts to marine bilge cleanout.
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
Industry and Market Trends
Animal Care
Based on information in trade publications, feedback received during our participation in trade and professional associations and communications with our customers and suppliers, we believe that over the past five years trends have resulted in changes in the markets that we serve. As discussed below, our products and distribution methods are designed to respond to changes in demand resulting from these trends.
Our primary small animal care product, CareFRESH® , which is made from cellulose fibers, has become a product leader in its market segment. We believe this has caused a change in consumer buying habits away from the traditional wood shavings products and into cellulose fiber products. As a result, consumers in the pet specialty industry are more willing to try cellulose products, mainly based on the performance characteristics as compared to the performance of the traditional wood shavings products.
In addition to change in product preferences, consumers have also changed their shopping habits. Consumers traditionally purchased a majority of their small animal bedding products at pet specialty stores. In recent years, the consumer’s desire for the convenience of “one stop shopping” has resulted in a shift of these buyers to the mass merchandise and grocery channels. This shift has reduced the percentage of bedding and animal supply products sold in the pet specialty market. We have attempted to address this trend, while protecting the superior brand identity associated with our core business, by focusing sales efforts in the mass merchandise and grocery channels with brands specific to those channels.
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
Our hydro mulch products address erosion control, which is a segmented business divided by economic factors pitted against performance issues. As a result, there is an increasing variety of “mulch” products aimed at the lower-priced, high volume end of the market. At the same time, increasing regulation, technical service and application specific solutions are driving the top end of the market where severe slopes or sensitive environmental factors dictate both the products and the methods used to control erosion.

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
Raw Materials
Our animal care bedding, pet litter and industrial products are made from raw materials that are available from a number of suppliers. The cost of these raw materials varies widely based on the source and quality. These products are manufactured in our facilities located in Bellingham, Washington; Lynden, Washington; Ferndale, Washington; and Jesup, Georgia. The main component for our animal care bedding, pet litter and industrial products is a cellulose fiber by-product. Pulp and paper mills in British Columbia, Canada, the State of Washington, the State of Georgia, and the State of Florida provide this raw material. We do not have contracts for supply of all of our needed primary raw material, however, we believe that our production rates can be fully supported by combinations of fiber from various pulp and paper mills in all of our locations, although the cost of raw fiber stock for our east coast operations is currently higher than in Washington State, largely due to the product mix required. We believe that this diversification of raw material sources improves our ability to fill our fiber needs and improves the quality of our products.
The raw material used for hydro mulch is unprocessed wood chips. The chips are obtained from multiple vendors located in western Washington State and British Columbia. We believe there will be an adequate supply of this material available to meet our manufacturing needs for the foreseeable future.
We have recently converted our Georgia facility dryer from natural gas operation to a sawdust-fired burner. We believe there will be an adequate supply of this material available to meet our fuel needs for the foreseeable future.
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
Marketing and Distribution
Manufacturing, marketing and distribution activities are carried out by Absorption and its wholesale distributors. During fiscal year 2007, in an effort to manage costs, we reduced our investment in sales and marketing; if sales continue to increase, staffing will be adjusted to meet the demand.
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
Research and Development
Current research and development activities include refining existing products, as well as developing new pet products and related manufacturing processes for both the animal care industry and industrial markets. Our research and development department also analyzes and tests the competitive products to determine new applications for our existing products. Research and development expenses were $10,000, $35,000 and $85,000 during fiscal years 2007, 2006 and 2005, respectively.
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
Absorption has been issued two U.S. patents and has one pending and one provisional patent on various degradable particulate absorbent materials and our manufacturing process.
Number of Employees
As of March 2007, we had 149 employees, of which 137 are full-time employees and none of which are represented by labor unions. In addition, we employ a small number of temporary employees and contractors to provide management, administration, manufacturing, and marketing services.
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
Internet Website
All our filings with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on form 8-K and amendments to those reports, made pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge on our internet website, www.internationalabsorbents.com. Reports are posted as soon as reasonably practicable after such material is filed with, or furnished to, the SEC. They can be found through the investor relations section under the “SEC Filings” tab on our website.
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
We are one of many companies that compete in the animal care market. We continue to build and maintain our market presence as we compete with both domestic and foreign companies. Any reputation that we may successfully gain with retailers for quality product does not necessarily translate into name recognition or increased market share with the end consumer. Our products may not be well received by pet owners, or other companies may surpass us in product innovations. Any failure to continue to gain consumer awareness and market share could decrease our revenues and have an adverse effect on our financial results.
We may be adversely affected by trends in the retail industry.

With the growing trend towards retail trade consolidation, we are increasingly dependent upon key retailers whose bargaining strength is growing. As a result, our business may be negatively affected by changes in the policies of our retailer customers, such as inventory delisting, limitations on access to shelf space, price demands and other conditions. In addition, as a result of the desire of retailers to more closely manage inventory levels, there is a growing trend among retailers to make purchases on a “just-in-time” basis. This requires us to shorten our lead time for production in certain cases and more closely anticipate demand, which could in the future require the carrying of additional inventories and increase our working capital and related financing requirements.
Moreover, a significant deterioration in the financial condition of one of our major customers could have a material adverse effect on our sales, profitability and cash flow. We continually monitor and evaluate the credit status of our customers and attempt to adjust sales terms as appropriate. Despite these efforts, a bankruptcy filing by a key customer could have a material adverse effect on our business, results of operations and financial condition.
We depend on a few customers for a significant portion of our business.
Our two largest customers accounted for approximately 23% (Petco) and 24% (Petsmart) of our net sales in fiscal year 2007, while the same customers accounted for approximately 23% and 22%, respectively, of our net sales in fiscal year 2006.
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
We operate in highly competitive industries, which have experienced increased consolidation in recent years. We compete against numerous other companies, some of which are more established in their industries and have substantially greater revenue or resources than we do. Our products compete against national and regional products and private label products produced by various suppliers. To compete effectively, among other things, we must:
•	maintain our relationships with key retailers and distributors;

•	develop and grow brands that are attractive to consumers and gain market share;

•	continually develop innovative new products that appeal to consumers;

•	maintain strict quality standards; and

•	deliver products on a reliable basis at competitive prices.
Competition could cause lower sales volumes, price reductions, reduced profits, losses, or loss of market share. Moreover, as we add new items to our line of products, they will need to compete for limited shelf space at the mass merchandiser and grocery stores with our competitors’ products. Our inability to compete effectively could have a material adverse effect on our business, results of operations and financial condition.
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
Rising energy prices could adversely affect our operating results.
In the last few years, energy prices have risen dramatically, which has resulted in increased fuel costs for our businesses and raw materials costs for our branded products. Rising energy prices could adversely affect consumer spending and demand for our products and increase our operating costs, both of which would reduce our sales and operating income.
Our business is subject to many regulations and noncompliance could be costly.
The manufacture, marketing and sale of our products are subject to the rules and regulations of various federal, provincial, and state agencies, including, without limitation, regulations governing emissions into the air, discharges into the water, generation, handling, storage, transportation, treatment, and disposal of waste materials. Environmental regulations may affect us by restricting the manufacturing or use of our products ore regulating their disposal. We are also subject to other federal and state laws and regulations regarding health and safety matters.
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
As of January 31, 2007, we had total long-term and current indebtedness under three different bonds of $8,326,000. We make interest payments (and principal payments on the taxable bond) on the indebtedness under three bonds, which are due in 2007, 2014, and 2019, respectively. We may incur substantial additional debt in the future. Our indebtedness could limit our ability to obtain necessary additional financing for working capital, capital expenditures, debt service requirements or other purposes in the future; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn. There is no guarantee that we will be able to meet our debt service obligations. If we are unable to generate sufficient cash flow or obtain funds for required payments, or if we fail to comply with covenants in our indebtedness, we will be in default. The indebtedness underlying our bonds is secured by a mortgage on our real property and a security interest in our assets. If we are in default under the agreements governing our indebtedness, the creditors may be able to foreclose on our property and assets, which would substantially harm our business and financial condition.

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
Our current sales projections indicate that growth in sales may need to come from new products and new markets, including international markets. International small animal care customs, standards, techniques, and methods differ from those in the United States. Laws and regulations applicable in new markets may be unfamiliar to us. Compliance may be substantially more costly than we anticipate. As a result we may need to redesign products, or invent or design new products, to compete effectively and profitably in new markets. We expect that we will need significant time, which may be years, to generate substantial sales or profits in new markets.
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
Our success will depend, in part, on our ability to maintain protection for our products under U.S. patent laws, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. We have been issued two U.S. patents and have one pending and one provisional patent on various degradable particulate absorbent materials and our manufacturing process. Patent applications may not successfully result in an issued patent. Issued patents may be subject to challenges and infringements. Moreover, upon expiration of any of our issued patents, other parties may be able to develop competing products, which could decrease our sales and reduce our market share. Furthermore, others may independently develop similar products or otherwise circumvent our patent protection. Should we fail to obtain and protect our patents, our competitive advantage will be harmed.
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
We will incur substantial costs to comply with the requirements of the Sarbanes-Oxley Act of 2002, and our internal controls may not be in compliance with all of the requirements prior to the currently proposed compliance date.
The Sarbanes-Oxley Act of 2002 (the “Act”) introduced new requirements regarding corporate governance and financial reporting. Among the many requirements is the requirement under Section 404 of the Act for management to annually assess and report on the effectiveness of our internal control over financial reporting and for our registered public accountant to attest to this report. The SEC has modified the effective date and adoption requirements of Section 404 implementation for non-accelerated filers, such as us, such that we are first required to issue our management report on internal control over financial reporting in our annual report on Form 10-K for the fiscal year ending January 31, 2008. We will be required to dedicate significant time and resources during fiscal year 2008 to ensure compliance. The costs to comply with these requirements will likely be significant and adversely affect our operating results. In addition, there can be no assurance that we will be successful in our efforts to comply with Section 404 and, in fact, we may not be in compliance with all of the requirements prior to the currently proposed compliance date. Failure to do so could result in penalties and additional expenditures to meet the requirements, which could affect the ability of our auditors to issue an unqualified report which, in turn, may further adversely affect our business and operating results.
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
The market price of our common shares, like that of many other small-cap companies, has been highly volatile, experiencing wide fluctuations not necessarily related to the operating performance of such companies. Factors such as our operating results, announcements by us or our competitors concerning innovations and new products or systems may have a significant impact on the market price of our securities. In addition, we have experienced limited trading volume in our common shares.

It might be difficult for a third-party to acquire us even if doing so would be beneficial to our shareholders.
In fiscal year 2007, we adopted a shareholder rights plan. The shareholder rights plan is designed to protect shareholders from unfair, abusive or coercive take-over strategies, including the acquisition of control of our company by a bidder in a transaction or series of transactions that does not treat all shareholders equally or fairly or provide all shareholders an equal opportunity to share in the premium paid on an acquisition of control. However, the shareholder rights plan may discourage certain types of take-over bids that might be made for us and may render more difficult a merger, tender offer, assumption of control by the holders of a large block of our securities or the removal of incumbent management, even though certain of such transactions or effects might be beneficial in the judgement of certain shareholders or shareholders generally. For example, the shareholder rights plan could have the effect of preventing a particular take-over bid from being made or being successful, even though a majority of our shareholders might wish to participate in that take-over bid. The shareholder rights plan will cause substantial dilution to a person or group that attempts to acquire us other than through a “permitted bid” (as defined in the plan) or on terms approved by the Board. If triggered, the shareholder rights plan will also likely cause substantial dilution to any shareholder who fails to or elects not to exercise its rights. The existence of these anti-takeover provisions could limit the price that investors might be willing to pay in the future for our common shares.
Our results of operations could vary as a result of the methods, estimates, and judgments we use in applying our accounting policies or as the result of the adoption of new accounting pronouncements.
The methods, estimates, and judgments we use in applying our accounting policies have a significant impact on our results of operations. Such methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties, and assumptions, and factors may arise over time that lead us to change our methods, estimates, and judgments. Changes in those methods, estimates, and judgments could significantly affect our results of operations. In particular, the calculation of share-based compensation expense (as described below), requires us to use valuation methodologies and a number of assumptions, estimates, and conclusions regarding matters such as expected forfeitures, expected volatility of our share price, the expected dividend rate with respect to our common stock, and the exercise behavior of our employees. Furthermore, there are no means, under applicable accounting principles, to compare and adjust our expense if and when we learn about additional information that may affect the estimates that we previously made, with the exception of changes in expected forfeitures of share-based awards. Factors may arise over time that lead us to change our estimates and assumptions with respect to future share-based compensation arrangements, resulting in variability in our share-based compensation expense over time. Changes in forecasted share-based compensation expense could impact our gross margin percentage; research and development expenses; marketing, general and administrative expenses; and our tax rate. Moreover, the issuance and adoption of new accounting pronouncements may require us to change our accounting policies, which could have an adverse effect on our operating results.
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

ITEM 2. PROPERTIES
Bellingham, Washington
Absorption leases approximately 0.7 acres of land from the Port of Bellingham in the State of Washington, where our absorbent manufacturing facility is situated. In calendar year 2005 we negotiated a two-year extension of the existing lease which will now expire on August 31, 2007. Under the terms of the lease extension, monthly lease payments have been waived in lieu of our agreement to remove all buildings and equipment from the property prior to the expiration of the lease. We believe that the cost of removal will approximately equal the waived lease payments. Under the lease, Absorption must maintain a performance bond and pay for all maintenance, taxes and insurance on the property. We intend to begin the removal of the property and equipment by the middle of fiscal year 2008 and to transfer it to our Ferndale, Washington location, and expect that all property and equipment will be removed prior to the expiration of the lease.
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
During the third quarter of fiscal year 2007 we commenced the move of our Bellingham, Washington manufacturing facility to our Ferndale, Washington location (engineering was started during the second quarter of fiscal year 2007). This move is nearing completion and the additional facility should be ready for commissioning by the middle of fiscal year 2008.
We believe the Ferndale facility, in combination with our Georgia facility described below, will be adequate for our manufacturing needs for products in both of our segments for the near future.
Jesup, Georgia
On August 20, 2003, we purchased 14 acres of land zoned light industrial in Jesup, Georgia for $140,000, which included a 41,000 square foot steel warehouse building. During fiscal year 2005, we constructed approximately 45,000 square feet of additional warehousing and manufacturing space on the property at a cost of $6,650,000 (including equipment we installed). The construction was financed with cash on hand and a debt facility from Branch Banking &Trust Co. (“BB&T”). Pursuant to our letter of credit with BB&T and in connection with the issuance of certain tax exempt bonds by Wayne County Industrial Development Authority (“Wayne County IDA”), we sold our real property in Jesup, Georgia to Wayne County IDA and are currently leasing the real property back from Wayne County IDA. Upon repayment of the bonds in full, Wayne County IDA will transfer all right, title and interest in the real property and related production facility to Absorption for no additional consideration. While the bonds remain outstanding, as security for the indebtedness underlying the letter of credit, BB&T will hold a mortgage on the real property and a security interest in the equipment assets located on that property. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for additional information regarding this financing transaction. We manufacture and warehouse multiple product lines in both segments at this facility.
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

Our owned properties are subject to mortgages to secure the indebtedness under our bonds and long-term debt, which together amounted to $8,326,000 as of January 31, 2007.
ITEM 3. LEGAL PROCEEDINGS
On October 10, 2006, we were notified that the American Arbitration Association (the “Arbitrator”) had issued a decision in the arbitration between R. Wilder Sales, R&D Midwest Pet Supply (the “Claimants”) and Absorption (the “Wilder Arbitration”). As previously disclosed in our filings with the SEC, the Wilder Arbitration demand was filed against Absorption on February 23, 2004. At that time, the Claimants were seeking damages in the amount of approximately $1,000,000. The Wilder Arbitration demand related to a lawsuit that was filed on June 22, 1995 in the Boone Circuit Court of the Commonwealth of Kentucky against Absorption. The lawsuit was captioned Wilder et.al. v. Absorption Corp., Civil Action No. 95-CI-547, and alleged breach of contract, fraud, violation of the Kentucky Unfair Trade Practices Act and other related claims. The Arbitrator ruled in favor of the Claimants and ordered us to pay to the Claimants an aggregate amount totaling $1,186,435 for damages and recovery of attorney fees and expenses as well as the administrative fees, compensation and expenses of the Arbitrator. This amount was expensed as selling, general and administrative expenses as of October 10, 2006. We paid the full amount of the award on November 10, 2006.
Except for ordinary routine litigation incidental to our business, there are no material legal proceedings pending to which we are a party, or of which any of our properties is the subject.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
During the fourth quarter of fiscal year 2007 there were no matters submitted to a vote of our security holders.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS,AND ISSUER          PURCHASES OFEQUITY SECURITIES
Market information
Our Common Shares are currently listed on AMEX (since March 21, 2003), under the trading symbol IAX. Shown below are the high and low sale prices for the Common Shares for the periods indicated below as listed on AMEX and the OTC Bulletin Board. The following quotations, as provided by the AMEX and the OTC Bulletin Board (Nasdaq Trading & Market Services), represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations may not represent actual transactions.

	FISCAL YEAR		FISCAL YEAR
	2007		2006
	HIGH	LOW	HIGH	LOW
First quarter	3.60	2.95	4.99	4.35
Second quarter	3.15	2.35	4.65	3.55
Third quarter	3.14	2.34	4.66	3.01
Fourth quarter	4.11	2.53	3.37	2.80
Shareholders
We had 457 holders of record of our Common Shares at January 31, 2007.
Dividends
We have never paid dividends to the holders of our Common Shares. The decision whether to pay dividends and the amount thereof is at the discretion of our board of directors, and will be governed by such factors as earnings, capital requirements and our operating and financial condition. In addition, our credit facility prohibits us from paying dividends without our lender’s consent. Furthermore, the indentures pursuant to which our bonds were issued each prohibit us from declaring a cash dividend unless, after giving effect to such dividend, we would not be in default under such indentures, we remained in compliance with certain financial ratios and the amount of the dividend did not exceed the limits set forth in the indentures. We intend to retain our earnings to finance the continuing growth of our business and, thus do not intend to pay dividends in the foreseeable future.
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
ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth our selected consolidated financial information for each of the five years ended January 31, 2007, 2006, 2005, 2004, and 2003 (presented in thousands of U.S. dollars, except per share amounts), derived from our audited consolidated financial statements, the most recent three years of which appear elsewhere herein.

	Year Ended January 31,
	2007	2006	2005	2004	2003
Statement of Operations Data:
Sales, net	29,495	25,436	22,163	19,618	16,077
Cost of goods sold	19,902	17,788	13,716	12,162	9,278
Gross profit	9,593	7,648	8,447	7,456	6,799

Selling, general & administrative expenses	8,104	6,455	5,691	5,187	4,620
Income from operations	1,489	1,193	2,756	2,269	2,179

Interest expense	(361)	(326)	(173)	(92)	—
Interest income	150	73	75	43	48
Income before provision for income taxes	1,278	940	2,658	2,220	2,227

	Year Ended January 31,
	2007	2006	2005	2004	2003
Income tax provision	(577)	(285)	(868)	(785)	(724)
Net Income	701	655	1,790	1,435	1,503

Basic net income per share of common stock	0.11	0.10	0.30	0.25	0.27

Diluted net income per share of common stock	0.11	0.10	0.29	0.24	0.26

Balance Sheet Data:
Working capital	5,384	4,974	5,140	2,982	4,911
Property, plant and equipment, net	18,096	16,430	15,846	10,348	3,971
Total assets	27,691	24,513	23,477	15,943	10,309
Long-term debt, including current portion	8,326	7,263	7,592	3,076	—
Total liabilities	12,301	10,359	10,131	5,440	1,490
Total stockholders, equity	15,390	14,154	13,346	10,503	8,819

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
Some statements and information contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are not historical facts but are forward-looking statements. For a discussion of these forward-looking statements and important factors that could cause results to differ materially from the forward-looking statements, see Item 1 of Part I, “Business — Forward-Looking Statements” and Item 1A of Part I, “Risk Factors.”
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
Absorption is a leading manufacturer and seller of premium small animal bedding in North America. The primary product that we sell in this market is small animal bedding sold under the brand name CareFRESH®. We consider the activities that surround the manufacture and distribution of CareFRESH® to be our core business. Our business strategy is to promote and grow our core business and to create diversification in our market channels, our production methods, and our product lines in an effort to add strength and breadth to our business structure. As a result, we are dedicating significant resources to both building infrastructure for the support of our core business, and creating more product and customer diversification. We believe that this strategy has started to provide results. Specifically, we continue to grow sales in our core business and improve the production process of our core CareFRESH® product while expanding sales of new products and existing products into new market channels.
The financial results from fiscal year 2007 met the expectations of management, excluding the effect of the arbitration ruling issued on October 10, 2006 in the Wilder Arbitration as described above. We met our projections for both top line sales (see “Net Sales” below) and bottom line profits (see “Net Income” below), excluding the arbitration ruling. As described in the “Gross Profits” discussion below, part of our success was our ability to maintain and improve on the production efficiencies we achieved during the fourth quarter of fiscal year 2006. We were also able to maintain our sales, general and administrative expenses, net of stock based compensation, which we were required to account for the first time during the first quarter of fiscal year 2007.
During fiscal year 2007, we continued to focus our sales and marketing efforts on our market leading CareFRESH®, CareFRESH® Ultra, and CareFRESH® Colors brands of small animal bedding products. We also continue to aggressively sell our Healthy Pet ™ Cat Litter line. Healthy Pet ™ Cat Litter is a line of cat litters in which our distributors are offered a selection of five cat litters designed to be displayed together in one section of shelf space. They are all made of natural products in keeping with our corporate philosophy of being environmentally friendly. Because these are relatively new product lines, management believes it is too early to be able to predict if these growth trends will continue.
Even though we are currently experiencing significant infrastructure-related costs, we believe our progress with the sales of new product lines will continue to move us toward developing more diversified sources of income, which we anticipate will help reduce the risks associated with a substantial reliance on sales from a single product.

Results of Operations
The following table illustrates our financial results for the fiscal year 2007 as compared to the two prior fiscal years. (U.S. dollars, in thousands):

			Fiscal		Fiscal
	Fiscal Year		Year		Year	Percent
	ended Jan.	Percent	ended Jan.	Percent	ended Jan.	of
	31, 2007	of Sales	31, 2006	of Sales	31, 2005	Sales
Sales	29,495	100%	25,436	100%	22,163	100%
Cost of goods sold	19,902	67%	17,788	70%	13,716	62%

Gross profit	9,593	33%	7,648	30%	8,447	38%

Selling, administrative, & general expenses	8,104	27%	6,455	25%	5,691	26%

Income from operations	1,489	5%	1,193	5%	2,756	12%

Interest income	150	1%	73	0%	75	0%
Interest expense	(361)	-1%	(326)	-1%	(173)	-1%

Income before provision for income tax	1,278	4%	940	4%	2,658	12%

Income taxes	(577)	-2%	(285)	-1%	(868)	-4%

Net Income	701	2%	655	3%	1,790	8%

Comparison for the years ended January 31, 2007 and 2006
The following table compares the percentage change of our financial results between fiscal year 2007 and fiscal year 2006. (U.S. dollars in thousands):

	Fiscal Year ended	Fiscal Year ended	Percent
	Jan. 31, 2007	Jan. 31, 2006	Change
Sales	29,495	25,436	16%
Cost of goods sold	19,902	17,788	12%

Gross Profit	9,593	7,648	25%

Selling, administrative, & general expenses	8,104	6,455	26%

Income from operations	1,489	1,193	25%

Interest income	150	73	105%
Interest expense	(361)	(326)	11%

Income before provision for income tax	1,278	940	36%

Income taxes	(577)	(285)	102%

Net Income	701	655	7%

Net Sales
In fiscal year 2007, our net sales increased by 16% over fiscal year 2006. The majority of this growth in net sales was a result of the growth in sales of our animal care products. During fiscal year 2007, net sales for animal care products grew from $23,913,000 to $28,288,000, as compared to the same period of fiscal year 2006. Net sales of our industrial products decreased from $1,523,000 to $1,207,000 for fiscal years 2007 and 2006, respectively. There were four key sources of growth in our animal care product lines. First, the price increase which was implemented in the second quarter of fiscal year 2007 had a half year of positive effect on financial results. Second, we had strong seasonal promotional activity in preparation for the holiday season. Third, we had strong sales growth for both our CareFRESH® Ultra™ and CareFRESH® Colors products. Fourth, we reduced certain amounts we had been accruing as a result of less-than-anticipated off-invoice promotional activity, which increased our net sales. Our strategy in regard to our industrial line of products has remained the same, which is to effectively service existing customers while focusing growth on animal care products.
We currently believe that our fiscal year 2008 overall annual net sales will grow approximately 10% to 16% over our fiscal year 2007 net sales levels. Specifically, during fiscal year 2008, we expect sales of natural, non-colored CareFRESH® in pet specialty channels to be approximately the same as they were in fiscal year 2007 as we have now reached significant levels of distribution throughout the United States. We have also introduced line extensions such as CareFRESH Ultra™ and CareFRESH® Colors. Therefore, although we anticipate that natural CareFRESH® will continue to represent the majority of our sales through the 2008 fiscal year, we also see growth opportunities for our full line of bedding products as they continue to gain market share and growing customer acceptance, subject to the following challenges. First, as we add new items to our line of products, they will need to compete for limited shelf space at the pet specialty stores with our other existing products and those of our competitors, which could limit the number of products we are able to sell at a particular store. Second, although we believe that the high quality of our CareFRESH® line of products gives us a significant competitive advantage, many of our competitors have a larger breadth of products and more established relationships with the mass merchandiser and grocery stores, which makes competition in these channels more challenging for us. With respect to our lines of cat litter products, we continue to expect revenue growth from these products. Finally, at this time we do not have plans to invest additional sales resources in our industrial line of products.
Gross Profit
Our Georgia production facility continued to make progress at increasing its production rate and efficiencies during the fourth quarter of fiscal year 2007 by achieving record production levels. Our facilities continue to work towards overcoming the additional burdens of increases in utility rates, increased depreciation, and increased fuel surcharges on freight. Mostly as a result of improvements in production efficiencies at our Georgia facility as compared to the prior year, our gross margin (gross profit divided by sales) improved from 30% in fiscal year 2006 to 33% in fiscal year 2007. The high cost of energy, transportation, and raw materials were leading factors placing downward pressure on our gross margin, which were off-set by increased production efficiencies.
As discussed in Note 14 (“Segmented Information”) to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, operating income including selling, general and administrative expenses, but before depreciation for our animal care product segment, increased by 13% in fiscal year 2007 as compared to fiscal year 2006. Operating loss before depreciation for our industrial product segment decreased by 32% comparing fiscal year 2006 to fiscal year 2007.
For fiscal year 2008 we continue to expect that our gross margin will remain in the range of 30% to 34%. The reasons for this expectation are as follows. First, the cost savings we had projected from reduced transportation costs resulting from shipping to east coast customers from the Georgia production facility have been offset by increases in fuel charges. However, without this facility being located where it is, margin expectations would be even lower. Second, we are not achieving the overall reduced costs of raw materials that we had initially expected due to: our product mix (with increased sales of our higher-cost products); slow reactions from raw material suppliers in response to our request for additional supplies; increases in the prices of petroleum-based product prices, such as the cost of plastic bags; and the shortage of key low-cost raw material sources for certain of our facilities. Third, in the third quarter of fiscal year 2007 we began moving our Bellingham, Washington plant to our new Ferndale, Washington facility. During the fourth quarter of fiscal year 2007 and the first quarter of fiscal year 2008, we continued to incur relocation and commissioning costs, which could further reduce our gross margin. Fourth, additional depreciation charges resulting from our new production facilities will also have a negative effect on our gross margin.

To offset the significant increases in the cost of natural gas, we have installed new burners to heat our dryers at our Georgia facility that operate at less than one-third the cost of our current natural gas burners. The new burners became operational during the fourth quarter of fiscal year 2007. As we continue to use this technology, we expect it to become more efficient and, as a result, we should move closer to achieving the projected cost savings at our Georgia facility. We plan to continue to make capital investments in technology at all of our facilities to help decrease the costs of production.
Selling, Administrative and General Expenses
During fiscal year 2007, our selling, general and administrative expenses increased by 26% as compared to fiscal year 2006. The table below illustrates the comparison of selling, administrative, and general expenses both with and without the effect of the Wilder Arbitration award and stock-based compensation. (U.S. dollars in thousands):

	Fiscal Year	Fiscal Year
	ended Jan.	ended Jan.
	31, 2007	31, 2006
Selling, administrative, & general expenses	8,104	6,455
Wilder Arbitration award	(1,186)	0
Stock-based compensation	(347)	(8)
	6,571	6,447
As discussed in Item 3, Part I, “Legal Proceedings,” on October 10, 2006, we were notified that the Arbitrator had issued a decision in the Wilder Arbitration. As previously disclosed in our filings with the SEC, the Wilder Arbitration demand was filed against Absorption on February 23, 2004. At that time, the Claimants were seeking damages in the amount of approximately $1,000,000. The Wilder Arbitration demand related to a lawsuit that was filed on June 22, 1995 in the Boone Circuit Court of the Commonwealth of Kentucky against Absorption. The lawsuit was captioned Wilder et.al. v. Absorption Corp., Civil Action No. 95-CI-547, and alleged breach of contract, fraud, violation of the Kentucky Unfair Trade Practices Act and other related claims. The Arbitrator ruled in favor of the Claimants and ordered us to pay to the Claimants an aggregate amount totaling $1,186,435 for damages and recovery of attorney fees and expenses as well as the administrative fees, compensation and expenses of the Arbitrator. This amount was expensed as selling, general and administrative expenses as of October 10, 2006. We paid the full amount of the award on November 10, 2006.
The first quarter of fiscal year 2007 was the first period under which we were required to account for stock-based compensation under SFAS No. 123(R). As a result, we incurred $347,000 in stock-based compensation for fiscal year 2007 as compared to $8,000 during the same periods of the prior year. Of this amount, $347,000 was included in selling, general and administrative expenses. Costs resulting from our compliance with requirements of the SEC and the American Stock Exchange (“AMEX”) continue to have an impact on our general and administrative expenses. Moreover, we now have overhead expenses related to operating our Georgia facility, increased property taxes on both of our new facilities, and increased depreciation expense. We anticipate that these factors, along with our new stock-based compensation expenses, will continue to increase general and administrative expenses during fiscal year 2008.
During fiscal year 2008, we intend to continue our marketing initiatives at the rate at which we completed fiscal year 2007. Our seasoned sales staff is respected in the animal care industry and has proven to be efficient and effective in selling to the wholesale distribution segment of the pet specialty channel. We expect to enhance our sales staff to include expertise in specific markets where we see growth opportunities. In addition, if our product mix were to change with more emphasis on food, treats or accessories, we would need to add sales people at the retail level. We feel that this plan should enable us to achieve our strategic objectives without significantly increasing our selling expenses, provided that this projection may change depending on the reaction of our competitors. On the administrative side, costs resulting from compliance with SEC and AMEX requirements are projected to continue to grow and we may also need to hire additional administrative personnel growth as sales levels increase.
Interest Expense
Interest expense in fiscal year 2007 totaled $361,000 as compared to $326,000 during fiscal year 2006. These increases were due to interest rate increases for our variable interest rate bonds that constitute the debt facility for the Georgia plant. The move of our Bellingham, Washington facility during fiscal year 2007 has resulted in additional interest charges, which will be capitalized, until the new facility is in operation.
Income Tax
Absorption incurred federal income taxes during the 2007 at an effective rate of 45%. The effective rate is higher due to the recognition of stock-based compensation expenses from stock options that are not deductible for federal income taxes. We anticipate that we will have a higher effective rate going forward, although the rate itself will be higher or lower depending on the ratio of net income before taxes to stock-based compensation recognized in a particular period. Losses incurred in Canada by International Absorbents have been fully reserved through the recording of a valuation allowance as Canadian net operating losses and deferred tax assets are not expected to be utilized in future periods.
Net Income
Our net income for the year ended January 31, 2007 increased by 7% as compared to the same period in the prior fiscal year. This increase in net income over the prior fiscal year was primarily caused by increased sales, and improvement in gross margins, and our ability to control selling, administrative and general expenses. We feel that continued concentration on the implementation of the key components of our business plan that focus on production efficiencies and controlled costs should provide us with continued increases in production rates, which should help us to service the increase in demand for our products and generate additional revenues.
We expect that the production efficiencies that we saw at our Georgia facility in our most recent fiscal quarters will continue, as has been demonstrated by the results of fiscal year 2007. With these efficiencies now stabilized and moving in the right direction, we expect to be able to produce product at the higher end of our gross margin projections, unless there are additional downward pressures from the costs of raw materials or energy and subject to the commissioning rate of our new Bellingham, Washington production facility. We project that selling and administrative costs will continue to grow, but only marginally during the coming fiscal year. We will continue to invest in future marketing programs to offset competitive pressures as necessary and anticipate additional administrative costs resulting from regulatory requirements, all of which may continue to lead to increased expenses and lower net income. During fiscal year 2008 we will incur additional interest expense as a result of financing the move of our Bellingham, Washington production facility. In addition, we anticipate that increased depreciation resulting from our investment in plant and equipment will negatively affect our fiscal year 2008 net income.
Earnings Before Interest, Taxes, Depreciation, and Amortization (EBITDA)
We believe that one of our key financial and operating performance metrics is Earnings before Interest, Taxes, Depreciation, and Amortization (EBITDA). Our EBITDA increased by 18% during fiscal year 2007 as compared to fiscal year 2006. The increase for fiscal year 2007 was substantially the result of increased sales, improved gross profit margins, and controlled selling, administrative, and general expenses.
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
For the year ended

(U.S. dollars in thousands)	January 31, 2007	January 31, 2006	Percentage Change
Net Income (Loss) (as reported on Condensed Consolidated Statement of Operations)	$701	$655

Interest expense	361	326
Interest income	(150)	(73)
Income tax provision	577	285
Depreciation & amortization	1,455	1,310

EBITDA	$2,944	$2,503	18%
During the fiscal year 2008 management will continue to focus on EBITDA as a key performance indicator.
Comparison of the years ended January 31, 2006 and 2005
The following table compares the percentage change of our financial results between fiscal year 2006 and fiscal year 2005. (U.S. dollars in thousands):

	Fiscal Year ended	Fiscal Year ended	Percent
	Jan. 31, 2006	Jan. 31, 2005	Change
Sales	25,436	22,163	15%
Cost of goods sold	17,788	13,716	30%

Gross Profit	7,648	8,447	-9%

Selling, administrative, & general expenses	6,455	5,691	13%

Income from operations	1,193	2,756	-57%

Interest income	73	75	-3%
Interest expense	(326)	(173)	88%

Income before provision for income tax	940	2,658	-65%

Income taxes	(285)	(868)	-67%

Net Income	655	1,790	-63%

Net Sales
In fiscal year 2006, our net sales increased by 15% over fiscal year 2005. Net sales of our animal care products grew from $20,943,000 to $23,913,000 between January 31, 2005 and January 31, 2006. Net sales of our industrial products grew from $1,220,000 to $1,523,000 between January 31, 2005 and January 31, 2006. Our core product line, CareFRESH®, continued to gain market share during fiscal year 2006 in the pet specialty market channel. Our strategy of diversification also showed some success with the continued growth of pet products such as CareFRESH® Ultra™ and Critter Care™, due to increased shelf facings and a reduction in the price of CareFRESH® Ultra™. Our strategy in regard to our industrial line of products has remained the same, which is to effectively service existing customers while focusing growth on consumer products.
Gross Profit

Our Georgia production facility continued to make progress during the fourth quarter of fiscal year 2006 at increasing its production rate and efficiencies. During the fourth fiscal quarter of 2006, the Georgia facility reached break-even as a stand alone gross profit center. All of our facilities continued to work to overcome the additional burden of major increases in utility rates, increased depreciation, and increased fuel surcharges on freight, all of which contributed to the reduction of our gross profit margin during fiscal year 2006 as compared to the prior year. These increased production costs, combined with increased promotional expenses, which reduced our net revenue, resulted in a decreased gross margin (gross profit divided by sales) for fiscal year 2006, as compared to fiscal year 2005. Specifically, our gross margin decreased from 38% in fiscal year 2005 to 30% in fiscal year 2006. One significant factor in the reduction of our gross profit was the increase in our depreciation as a result of our plant expansion that has taken place over the past three years. Depreciation, which we attributed to plant and equipment, grew from $712,000 in fiscal year 2005, to $1,048,000 in fiscal year 2006. Operating income before depreciation for our animal care product segment decreased from $3,619,000 in fiscal year 2005 to $2,580,000 in fiscal year 2006. Operating loss before depreciation for our industrial product segment increased from $71,000 in fiscal year 2005 to $77,000 in fiscal year 2006.
Selling, General and Administrative Expenses
During fiscal year 2006, our selling, general and administrative expenses increased by 13% as compared to fiscal year 2005. Costs resulting from our compliance with SEC and AMEX requirements started to have an impact on our general and administrative expenses. Moreover, we began to incur overhead expenses related to operating our Georgia facility, increased property taxes on both of our new facilities, and increased depreciation expense.
Interest Expense
Interest expense in fiscal year 2006 totaled $326,000 as compared to $173,000 in fiscal year 2005. This increase was due to interest charges for the debt facility for the Georgia plant.
Income Tax
Absorption incurred federal income taxes during fiscal year 2006 at an effective rate of 30.1%. Losses incurred in Canada by International Absorbents were fully reserved through the recording of a valuation allowance as Canadian net operating losses and deferred tax assets.
Net Income
Our net income for the year ended January 31, 2006 decreased by 63% as compared to the same period in the prior fiscal year. This decrease was the result of increased cost of goods sold (costs related to the commissioning of the Georgia production facility, increased depreciation, increased energy and higher freight charges), increased promotional expenses, increased marketing expenses, and increased general and administrative expenses related to our compliance with regulatory requirements. Selling, general and administrative expenses increased by $764,000, however, as a percentage of sales these expenses remained virtually flat and such increase was not as significant as the increase in cost of goods sold. As such we feel that the significant factors related to our reduced net income were those related to our cost of goods sold.
Earnings Before Interest, Taxes, Depreciation, and Amortization (EBITDA)
Our EBITDA decreased by 29% during fiscal year 2006 as compared to fiscal year 2005. The decrease for fiscal year 2006 was substantially the result of reduced gross profit margins, and increased selling, administrative, and general expenses. The following schedule reconciles EBITDA to net income (loss) reported on our Condensed Consolidated Statement of Operations, which we believe is the most directly comparable GAAP measure:
For the year ended

(U.S. dollars in thousands)	January 31, 2006	January 31, 2005	Percentage Change
Net Income (Loss) (as reported on Condensed Consolidated Statement of Operations)	$655	$1,790

Interest expense	326	173
Interest income	(73)	(75)
Income tax provision	285	868
Depreciation & amortization	1,310	792

EBITDA	$2,503	$3,548	(29%)
Liquidity and Capital Resources
During fiscal year 2007 we began the third phase of our three-phase capital expansion plan. This three-phase plan includes: the building of the new manufacturing and warehousing facility in Ferndale, Washington, which is now complete; the building of a new production facility in Georgia, which has also been completed; and the move of the Bellingham, Washington manufacturing facility to the Ferndale, Washington location, which we commenced during the third quarter of fiscal year 2007 (engineering was started during the second quarter of fiscal year 2007) and is nearing completion and the additional facility should be ready for commissioning by the middle of fiscal year 2008. The intent of this capital expansion plan is first, to protect our core business by reducing our production costs and decreasing the cost of shipping product to our customers; second, to give us the ability to manufacture, warehouse and distribute a wider diversity of product; and third, to increase our production capacity.
The table below illustrates the effects this capital expansion plan has had on our financial statements (U.S. dollars, in thousands):

	As of January 31,	As of January 31,
	2007	2006
Financial Condition
Total Assets	$27,691	$24,513
Total Liabilities	12,301	10,359
Total Equity	$15,390	$14,154

Debt/equity ratio	0.80	0.73
Assets/debt ratio	2.25	2.37

Working Capital
Current assets	$9,329	$7,822
Current liabilities	$3,945	$2,848

Current ratio	2.36	2.75

Cash Position
Cash, restricted cash & short term investments	$3,423	$2,807
Cash generated from operations	$2,324	$667
Financial Condition
During fiscal year 2007, the value of our total assets increased. This was primarily the result of restricted cash we acquired from the debt facility obtained for the move of our Bellingham, Washington plant and from cash generated from operating activities. We also had an increase in total liabilities resulting from the debt facility for the Bellingham, Washington plant move and payables directly relating to phase three of our capital expansion plan.
As discussed under Note 7 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K,

we currently have three long-term debt facilities, including our September 2006 bond financing arrangement with GE Capital Public Finance, Inc (“GECPF”), our March 2003 bond financing with GECPF and our September 2004 tax-exempt bond financing with BB & T.
We believe that our main credit risk exposure in fiscal year 2008 will come from meeting the covenants attached to our debt facilities by our lenders. As of the end of fiscal year 2007 we were over minimum financial requirements and under maximum requirements. The covenant-related ratios that could pose a potential risk in the future are those based on cash flow. If the additional production facility in Ferndale, Washington takes longer to commission than anticipated, we could be at risk of violating our cash flow related loan covenants. As such, any significant decrease in our current cash flow could result in the breach of one or more of these loan covenants. If we fail to satisfy the financial covenants and other requirements contained in our debt facilities, our debts could become immediately payable at a time when we are unable to pay them, which could adversely affect our liquidity and financial condition. In addition, if we are to make cash flow decisions to remain within our loan covenants, these decisions could affect our ability to effectively execute on our long term business strategy.
Debt retirement is an alternative that we consider on an ongoing basis. Relevant factors in our analysis include the cost of equity and the rate of interest on our debt. Our long-term debt has been at very favorable rates such that it was and continues to be considered advantageous to use our capital for other applications.
Working Capital
During fiscal year 2007, our working capital position continued to improve as current assets grew faster than current liabilities. The majority of the increase in current assets occurred due to an increase in restricted cash as a result of the issuance of industrial revenue bonds in September 2006 and the growth of inventory levels in anticipation of the period of time that our west coast manufacturing facility will be shut down for the move from Bellingham, Washington to our Ferndale, Washington facility. These increases in current assets were off-set by the use of cash from short term investments to pay for a portion of the capital costs associated with the production facility move. Current liabilities increased primarily due to increases in accounts payable resulting from credit purchases made relating to the plant move and an increase in the current portion of long term debt as a result of the issuance of industrial revenue bonds during the current fiscal year. These changes resulted in our current ratio (current assets divided by current liabilities) decreasing from 2.75 at the end of fiscal year 2006 to 2.36 at the end of fiscal year 2007.
In fiscal year 2008 we expect that our current assets will continue to increase once the commissioning of the additional Ferndale, Washington plant is complete, as a result of positive cash flow and an increase in accounts receivable as sales levels grow. We also expect that current liabilities will increase as a result of growing accounts payable related to the general growth of the company. Even though we expect both current assets and current liabilities to grow, we believe that our net working capital position will improve over the coming fiscal year.
Cash Position
We believe that our existing cash on hand, long-term debt and available line of credit currently provide us with enough cash to meet our existing needs for the foreseeable future. Cash and investments increased during fiscal year 2007, primarily as a result of a positive cash flow from operations and the closing of the debt facility for the Bellingham, Washington plant move. We expect cash to increase during fiscal year 2008 even though we are investing approximately $2,000,000 in cash for our move of the Bellingham, Washington production facility, a portion of which was invested in fiscal year 2007. We believe cash balances will increase during the coming fiscal year mostly as a result of cash generated from operations. We believe that our existing $2,000,000 line of credit with BB&T will suffice in covering any potential cash shortfall during this construction and commissioning of our additional Ferndale, Washington production facility. This line of credit is secured by inventory and accounts receivable, which will provide enough collateral to support the related debt. Interest is payable on funds advanced at the LIBOR rate plus 2.5%. The line of credit matures on May 23, 2007. As of January 31, 2007, no borrowings were outstanding under the line of credit. If we do borrow against this line of credit, we intend to pay it off before the end of fiscal year 2008, assuming that we are able to extend the line beyond the current May 23, 2007 maturity date. We will continue to closely monitor both current liabilities and current assets as they relate to the generation of cash, with an emphasis on maximizing potential sources of cash.
Cash Generated from Operations

During fiscal year 2007 we generated $2,324,000 in cash from operating activities. This amount decreased during the final quarter of the year by $404,000 from $2,728,000 primarily as the result of increasing inventories to allow us to be able to service customers while our Bellingham, Washington production facility is moved and as a result of paying the $1,186,435 damage award as a result of the Wilder Arbitration. The cash generated during the fiscal year 2007 was a 248% increase over the $667,000 in cash generated during fiscal year 2006. If our sales continue to increase and we are able to continue to profitably produce our products, we should be able to continue to generate cash from operating activities during fiscal year 2008, although it cannot be assured that this will be the case.
Financing and Investing Activities
Cash generated from financing activities during fiscal year 2007 was $1,251,000. This was the result of receiving $188,000 from the issuance of common shares as a result of the exercise of stock options and $1,600,000 received from the bond financing for the Bellingham, Washington plant move, off-set by principal payments on long-term debt of $537,000. Cash was used during fiscal year 2007 for investing activities mainly related to the installation of our new burners at our Georgia facility, the installation of a new burner and rotary dryer system at our Ferndale, Washington facility, and the start of construction related to the move of the Bellingham, Washington production facility. Also, the cash related to the debt facility for the plant move was placed in a restricted account to be released as construction progresses. Cash used in investing activities during fiscal year 2007 was approximately $3,496,000.
The first phase of our production expansion plan was substantially completed during the third quarter of fiscal year 2004. This was the construction of our new west coast facility located in Ferndale, Washington. We had previously been operating in five separate long-term leased facilities in Whatcom County, Washington. This new facility, which was financed approximately half through debt and half through cash, consolidated four of these leased facilities, resulting in annual savings of approximately $450,000 in lease payments. The consolidation of these facilities has also provided us with savings in other expenses caused by inefficient logistics. The annual interest expense of the debt used to finance this facility is approximately $144,000 per year.
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
The third phase of our production expansion plan is the relocation of our Bellingham, Washington production facility to our new Ferndale, Washington facility. This phase began during the second quarter of fiscal year 2007 and is estimated to cost approximately $3,600,000. Of this amount, $2,000,000 will come from cash and the remaining $1,600,000 was generated through our September 2006 bond financing with GECPF, as described above. We expect to begin commissioning this facility during the first quarter of fiscal year 2008 and hope to achieve minimal levels of efficiency by the middle of fiscal year 2008.
We believe that this three-phase plan will give us the ability to continue to grow our business, achieve significant cost savings, better serve our customers, expand our production lines, diversify and expand our production capacity and physically move manufacturing in a manner which is transparent to the users of our products.
Our contractual obligations for future payments are as follows:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1 - 3 years	3 - 5 years	5 years
Long-term debt obligations	$8,326,000	$805,000	$1,734,000	$1,821,000	$3,966,000
Operating lease obligations	$370,000	$123,000	$139,000	$106,000	$2,000
Total	$8,696,000	$928,000	$1,873,000	$1,927,000	$3,968,000
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
Inventory

Unexpected change in market demand or buyer preferences could reduce the rate of inventory turnover and require us to record a reserve for obsolescence. Finished goods inventory are valued at the lower of cost (determined on the first-in, first-out basis) or net realizable value. Cost includes direct materials, labor and overhead allocation. Raw materials and supplies are valued at the lower of cost (determined on the first-in, first-out basis) or net realizable value. We have not historically experienced a period where a material amount of finished goods inventory or raw materials inventory has been required to be reduced in value as a result of changes in market demand or buyer preference. Because of this lack of historical change we have not yet had to record a reserve for obsolete inventory. Our assumptions and valuation methodology for inventory have historically not changed. Even though we have not historically had to record a reserve for obsolete inventory as a result of changes in market demand or buyer preference, there is no guarantee that one or both of these events will not happen. As a result even though we believe that it is unlikely that a change will occur, we do recognize that change is possible and will record a reserve for obsolete inventory if the circumstance dictate as previously described.
Property, Plant and Equipment
There is a risk that our estimate of the useful life of a component of our property plant or equipment was over estimated. If that was the case the depreciated value of the equipment or building would be greater than its actual value, which would result in our recording a reserve to lower the net carrying value of the asset. Property, plant and equipment assets are recorded at cost. Our building and equipment are located on owned and leased land. Buildings are depreciated on a straight line basis over a period of 40 years. Leasehold improvements are depreciated on a straight line basis over the life of the lease agreement for property located on leased land. Most of our equipment is depreciated over its estimated useful life using a 15% declining balance method; the remainder is depreciated using a straight line method over five years. We have chosen to use the 15% declining value method over a fixed period straight line method to better reflect the fair market value and useful life of equipment which is typically used in our facilities. We also review the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The determination of any impairment would include a comparison of estimated future cash flows anticipated to be generated during the remaining life of the asset. Due to the nature of the buildings and equipment we purchase, the depreciation method that we use, and the cash flows generated during the life of the assets, we have not had to historically record a reserve to reflect a decrease in the net carrying value of assets. We have historically neither changed our depreciation methods, our assumptions behind the depreciation methods, or our methodology for determining impairment. Based on the length of time we have been manufacturing in the industry in which we operate, we believe that it is unlikely that an impairment of existing buildings or equipment will have to be recorded. If we were to expand into a manufacturing industry in which we do not have as much history, the likelihood of being required to record an impairment increases. If at some future date we enter an industry in which we have no historic knowledge, then the risk of recording an impairment would also increase.
Revenue Recognition
If the actual costs of sales returns and incentives were to significantly exceed the recorded estimated allowance, our sales would be adversely affected in that we would record additional reserves which would reduce our net sales revenue. Revenues from the sale of products are recognized at the time title passes to the purchaser, which is generally when the goods are conveyed to a carrier. When we sell F.O. B. destination point, title is transferred and we recognize revenue on delivery or customer acceptance, depending on terms of the sales of the agreement. Sales incentives are accounted for in accordance with the provisions of EITF 01-9 “Accounting for Consideration Given by a Vendor to a Customer.” Historically we have not had sales returns or incentive requests applied to a fiscal year in greater amounts than what was reserved for. By following our revenue recognition policies we have been able to accurately assess the value of both sales returns and sales incentives. We have annually updated the sales incentive amounts that are annually accrued to match the sales incentive agreements that we have with our customers. By doing so, we have maintained a consistent methodology while adjusting our estimates to more closely reflect our activities within the market place. We believe that it is unlikely that our assumptions or methodology for accounting for revenue recognition, sales returns, and sales incentives will change in the future. However, we do believe that it is likely that the actual estimates that we use for our sales incentive programs and sales returns may change in the future from time to time as a result of a dynamic marketplace.
Income Tax
We account for income taxes using the asset and liability method. The liability method recognizes the amount of tax payable at the date of the financial statements as a result of all events that have been recognized in the consolidated financial statements, as measured by the provisions of currently enacted tax laws and rates. The accumulated tax effect of all temporary differences is presented as deferred federal income tax assets and liabilities within the balance sheet. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized. We have preliminarily reviewed the implications of FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions (“tax positions”). FIN 48 requires us to recognize in our financial statements the impact of a tax position if that tax position is more likely than not of being sustained on audit, based on the technical merits of the tax position. The provisions for FIN 48 are effective as of the beginning of our 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We do not anticipate this statement will have a material effect on our financial condition or results of operations. We believe that once the final FIN 48 review is completed, there will be an on-going tax impact on our financial statements, though we are not yet certain of the amount involved.
Stock-Based Compensation
Prior to February 1, 2006, we accounted for our stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”) and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Accordingly, no stock-based compensation expense was recognized in the income statement for the years ended January 31, 2006 and 2005 related to options issued to employees and non-employee directors, as all options granted under our stock-based employee compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant. As permitted by SFAS No. 123, stock-based compensation was included as a pro forma disclosure in the notes to our consolidated financial statements for the years ended January 31, 2006 and 2005.
Effective February 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective transition method. Under that transition method, compensation cost recognized in the year ended January 31, 2007 includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested, as of January 31, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based payments granted subsequent to February 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated, as provided for under the modified-prospective method. For details regarding the effect on our financial statements of using this methodology, please see Note 2 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
In our calculation of stock-based compensation we use the Black-Scholes model. This model is an estimate of potential actual results. As such, actual results may vary significantly from our estimated stock-based compensation expense. Specifically, in the event that options were to expire at an exercise price which is below the option’s strike price and the options are not exercised, then we would have taken stock-based compensation expense for options which did not ultimately have a dilutive effect on the outstanding common shares. We believe that it is not likely that we will change our methodology for calculating stock based compensation in the future.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are subject to market risk arising from changes in interest rates. We have outstanding variable rate demand bonds from which our primary market rate risk arises. The interest variability results from changes in BB&T’s Capital Markets Low Floater Rate, upon which our variable bond interest rate is based. Our potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 10% (e.g., a change in interest rate from 5% to 5.5%) in the interest rate of our variable rate bond obligations would be approximately $20,000.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders International Absorbents, Inc.
We have audited the accompanying consolidated balance sheets of International Absorbents, Inc. and subsidiary (“the Company”) as of January 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Absorbents, Inc. and subsidiary as of January 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 2 to the consolidated financial statements, effective February 1, 2006, the Company changed its method of accounting for share-based payment arrangements to conform to Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.
Seattle, Washington
April 9, 2007

International Absorbents Inc. and Subsidiary
Consolidated Balance Sheets
As at January 31, 2007 and 2006
(in thousands of U.S. dollars)

	2007	2006
Assets
Current assets:
Cash and cash equivalents	$2,277	$2,198
Restricted cash	1,146	—
Investments	—	609
Accounts receivable, net	2,373	2,160
Inventories, net	3,221	2,646
Prepaid expenses	126	113
Deferred income tax asset	186	96

Total current assets	9,329	7,822

Property, plant and equipment, net	18,096	16,430
Intangible assets, net	—	—
Other assets, net	266	261

Total assets	$27,691	$24,513

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$2,933	$2,243
Related party payable	5	6
Current portion of long-term debt	805	537
Income taxes payable	202	62

Total current liabilities	3,945	2,848

Deferred income tax liability	835	785
Long-term debt	7,521	6,726

Total liabilities	12,301	10,359

Stockholders’ equity:
Common stock, no par value - 100,000,000 shares authorized, 6,410,328 and 6,320,768 issued and outstanding at January 31, 2007 and 2006, respectively	8,487	8,299
Additional paid in capital	999	652
Retained earnings	5,904	5,203

Total stockholders’ equity	15,390	14,154

Total liabilities and stockholders’ equity	$27,691	$24,513

The accompanying notes are an integral part of these consolidated financial statements.

International Absorbents, Inc. and Subsidiary
Consolidated Statements of Earnings
For the years ended January 31, 2007, 2006 and 2005
(in thousands of U.S. dollars, except earnings per share amounts)

	2007	2006	2005
Sales, net	$29,495	$25,436	$22,163
Cost of goods sold	19,902	17,788	13,716

Gross Profit	9,593	7,648	8,447

Selling, general and administrative expenses	8,104	6,455	5,691

Income from operations	1,489	1,193	2,756
Interest expense	(361)	(326)	(173)
Interest income	150	73	75

Income before provision for income taxes	1,278	940	2,658

Income tax provision	(577)	(285)	(868)

Net income	$701	$655	$1,790

Basic earnings per share	$.11	$.10	$.30
Fully diluted earnings per share	$.11	$.10	$.29

Weighted average number of shares outstanding (in thousands)
Basic	6,404	6,263	5,973
Diluted	6,406	6,347	6,255
The accompanying notes are an integral part of these consolidated financial statements.

International Absorbents Inc. and Subsidiary
Consolidated Statement of changes in Stockholders’ Equity
For the years ended January 31, 2007, 2006 and 2005
(in thousands of U.S. dollars)

					Total
			Additional		Stock-
	Common		Paid in	Retained	Holders’
	Shares	Amount	Capital	Earnings	Equity
Balance as of January 31, 2004	5,774	$7,256	$489	$2,758	$10,503
Exercise of stock options	456	848	—	—	848
Exercise of warrants	22	50	—	—	50
Stock based compensation	—	—	38	—	38
Tax benefit from exercise of stock options	—	—	117	—	117
Net income	—	—	—	1,790	1,790

Balance as of January 31, 2005	6,252	$8,154	$644	$4,548	$13,346
Exercise of stock options	69	145	—	—	145
Stock based compensation	—	—	8	—	8
Net income	—	—	—	655	655

Balance as of January 31, 2006	6,321	8,299	652	5,203	14,154
Exercise of stock options	89	188	—	—	188
Stock based compensation	—	—	347	—	347
Net income	—	—	—	701	701

Balance as of January 31, 2007	6,410	$8,487	$999	$5,904	$15,390

The accompanying notes are an integral part of these consolidated financial statements.

International Absorbents Inc. and Subsidiary
Consolidated Statement of Cash Flows
For the years ended January 31, 2007, 2006 and 2005
(in thousands of U.S. dollars)

	2007	2006	2005
Cash flows from operating activities
Net income	$701	$655	$1,790
Adjustments to reconcile net income to net cash used for operating activities
Depreciation and amortization	1,455	1,310	792
Stock-based compensation	347	8	38
Tax benefit from exercise of stock options	—	—	117
Deferred taxes	(40)	56	280
Changes in operating assets and liabilities
Accounts receivable	(213)	(637)	2
Inventory	(575)	(1,238)	(73)
Prepaid expenses	(13)	48	(13)
Accounts payable and accrued liabilities	615	374	516
Income taxes receivable/payable	140	90	243
Due to related party	(1)	1	1

Net cash flows from operating activities	2,416	667	3,693

Cash flows from investing activities
Purchase of investments	—	(111)	(933)
Proceeds from investments	609	220	426
Purchase of property, plant and equipment	(3,019)	(1,851)	(7,139)
Proceeds from sale of property, plant and equipment	—	—	267
Purchase of other assets	(32)	—	(156)
Investment in restricted cash	(1,600)	—	(4,900)
Proceeds from restricted cash	454	437	4,895

Net cash flows from investing activities	(3,588)	(1,305)	(7,540)

Cash flows from financing activities
Proceeds from long-term debt	1,600	—	6,728
Repayment of long-term debt	(537)	(329)	(2,212)
Proceeds from exercise of stock options	188	145	848
Proceeds from exercise of common stock warrants	—	—	50

Net cash flows from financing activities	1,251	(184)	5,414

Net change in cash	79	(822)	1,567
Cash and cash equivalents, beginning of period	2,198	3,020	1,453

Cash and cash equivalents, end of period	$2,277	$2,198	$3,020

Cash paid for interest	$355	$320	$215

Cash paid for income taxes	$353	$130	$150

Non-cash investing activities
Increase in property, plant and equipment and accounts payable for purchase of plant and equipment	$113	$8	$30

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
International Absorbents Inc. and Subsidiary
1	Operations

International Absorbents Inc. (“IAX”) is a Canadian company operating in the States of Washington and Georgia, U.S.A. through its wholly-owned subsidiary, Absorption Corp (“Absorption,” and collectively with IAX, the “Company”).

The Company operates in two segments and is engaged in the development and sale of value added products made from waste short fiber pulp (“SFP”) utilizing proprietary technology. The Company markets and sells animal and pet bedding products that are sold in consumer retail and commercial bedding markets. In addition, the Company markets and sells SFP-based products used for general industrial spill cleanup, marine oil-cleanup, and oil/water filtration, and has recently began manufacturing hydro mulch products. The Company has established distribution primarily in North America.

2	Significant accounting policies

Generally accepted accounting principles

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

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

Restricted Cash

During the fiscal year 2007, the Company entered into a bond financing agreement in the amount of $1,600,000 with GE Capital Public Finance, Inc. (“GECPF”) to fund the purchase and installation of manufacturing equipment to be used in connection with the relocation of the Bellingham, Washington production facility to the new Ferndale, Washington manufacturing and warehouse facility. These funds have been placed in an escrow account during the purchase and installation of the equipment. Funds are drawn on the account as the equipment is purchased. The escrow account balance (restricted cash) at January 31, 2007 was $1,146,000.

Investments

Investments consist of interest-bearing Certificates of Deposit with maturities at the date of purchase of more than 90 days which are accounted for as held-to-maturity securities and municipal bonds with maturities at the date of purchase of more than 90 days which are accounted for as available for sale securities. There were no investments as of January 31, 2007. The carrying amount of the certificates of deposits and municipal bonds is equivalent to the fair value at January 31, 2006 due to the short-term nature and interest rates approximating market rates.

Accounts Receivable and Allowance for Doubtful Accounts

The Company typically offers credit terms to its customers without collateral. The Company records accounts receivable at the face amount less an allowance for doubtful accounts. On a regular basis, the Company evaluates its accounts receivable and establishes these allowances based on a combination of specific customer circumstances, as well as credit conditions and the history of write-offs and collections. Where appropriate, the Company obtains credit rating reports and financial statements of the customer to initiate and modify their credit limits. The Company obtains credit insurance for certain accounts that qualify for coverage in order to minimize credit risk exposure. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. At January 31, 2007 and 2006, management considered all accounts receivable in excess of the allowances for doubtful accounts to be fully collectible.

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

Intangible assets

The Company accounts for intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under the provisions of SFAS 142, if an intangible asset is determined to have indefinite useful life, it will not be amortized until its useful life is determined no longer to be indefinite. An intangible asset that is not subject to amortization shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.

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

Other Assets

Other assets include deferred financing fees, which represent costs incurred in connection with long-term debt (see Note 9). As of January 31, 2007 and 2006, the deferred financing fees were $266,000 and $261,000, respectively, which are net of accumulated amortization of $78,000 and $52,000, respectively. Amortization expense was $26,000, $27,000 and $19,000 for the years ended January 31, 2007, 2006 and 2005, respectively. The Company is amortizing into interest expense the deferred financing fees on a straight line basis which approximates the interest method over the term of the related debt.

Revenue recognition

Revenues from the sale of products are recognized at the time title passes to the purchaser, which is generally when the goods are conveyed to a carrier. When the Company sells F.O. B. destination point, title is transferred and the Company recognizes revenue on delivery or customer acceptance, depending on terms of the sales agreement. Sales incentives are recorded as a reduction of sales, the recognition of which is determined in accordance with the provisions of Emerging Issues Task Force (“EITF”) 01-09 “Accounting for Consideration Given by a Vendor to a Customer.”

Shipping and Handling Costs

Shipping and handling costs are accounted for under EITF No. 00-10: “Accounting for Shipping and Handling Fees and Costs.” Revenues generated from shipping and handling costs charged to customers are included in sales and were $662,000, $527,000 and $462,000 in fiscal years 2007, 2006 and 2005, respectively. Shipping and handling costs for outbound and inbound shipping charges are included in cost of goods sold and were $4,643,000, $3,019,000 and $2,395,000 in fiscal years 2007, 2006 and 2005, respectively.

Foreign exchange

The Company’s reporting currency is the U.S. dollar. The Company considers the U.S. dollar to be the functional currency in foreign jurisdictions. Accordingly, amounts denominated in foreign currencies are re-measured to U.S.

dollars at historical and current exchange rates as required under SFAS No. 52. Gains and losses resulting from foreign currency transactions are included in the consolidated statement of earnings.

Advertising

The Company accounts for advertising expenses under Statement of Position (“SOP”) No. 93-7. Advertising costs are expensed when incurred and were $394,000, $403,000 and $468,000 during fiscal years 2007, 2006 and 2005, respectively.

Research and development

The Company’s research and development costs are expensed in the period in which they are incurred. Research and development expenses were $10,000, $35,000 and $85,000 during fiscal years 2007, 2006 and 2005, respectively.

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

Income taxes

The Company accounts for income taxes using the asset and liability method. The liability method recognizes the amount of tax payable at the date of the financial statements as a result of all events that have been recognized in the financial statements, as measured by the provisions of currently enacted tax laws and rates. The accumulated tax effect of all temporary differences is presented as deferred federal income tax assets and liabilities within the balance sheet. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Stock-based employee compensation

Prior to February 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”) and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” No stock-based compensation expense was recognized in the income statement for the years ended January 31, 2006 and 2005, related to options issued to employees and non-employee directors, as all options granted under the Company’s stock-based employee compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant. As permitted by SFAS No. 123, stock-based compensation was included as a pro forma disclosure in the notes to the Company’s financial statements for the years ended January 31, 2006 and 2005.

Effective February 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share Based Payment” using the modified prospective transition method. Under this transition method, compensation cost recognized in the year ended January 31, 2007 includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value calculated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value calculated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated, as provided for under the modified-prospective method.

Total stock-based compensation expense recognized in the income statement for the year ended January 31, 2007 was $340,000, of which $33,000 was recognized in cost of goods sold and $307,000 was recognized in selling, general and administrative expenses. All of the stock-base compensation was related to Incentive Stock Options (“ISO”s) held by employees and non-employee directors for which no tax benefit is recognized.

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

The following table shows the effect on net income and basic and diluted earnings per share for the years ended January 31, 2006 and 2005 had compensation cost been recognized based upon the estimated fair value on the grant date of stock options in accordance with SFAS No. 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure.”

	2006	2005
Net income	$655	$1,790
Stock based compensation recognized under APB No. 25, net of related tax effects	—	—
Compensation expense calculated in accordance with SFAS No.123, net of related tax effects	(292)	(438)

Pro forma net income	$363	$1,352

Basic earnings per share
As reported	$0.10	$0.30
Pro forma	$0.06	$0.23

Diluted earnings per share
As reported	$0.10	$0.29
Pro forma	$0.06	$0.22
Disclosure for the year ended January 31, 2007 is not presented because all stock based compensation expense is recognized in the financial statements in connection with the adoption of SFAS No.123(R).

SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes-Merton (“BSM”) option valuation model, which incorporates various assumptions including volatility, expected life forfeiture rate and risk-free interest rates. The assumptions used for the years ended January 31, 2007, 2006 and 2005 and the resulting estimates of weighted-average fair value per share of options granted during those periods are as follows:

	2007	2006	2005
a) risk free interest rate	4.88%	3.94%	2.46%

b) expected volatility	109.16%	114.08%	109.35%

c) expected dividend yield	0.00%	0.00%	0.00%

d) estimated average life (in years)	4.66	5.67	5.34
The expected life of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The Company has not paid dividends in the past and does not plan to pay any dividends in the near future. As stock-based compensation expense recognized is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company forfeiture rate for 2006 was calculated based on its historical experience of awards which ultimately vested.

In November 2005, the Financial Accounting Staff Board (“FASB”) issued FASB Staff Position No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). The Company has elected to adopt the “long form” method for calculating the tax effects of share-based compensation pursuant to SFAS No. 123(R). The “long form” method establishes the beginning balance of the additional paid-in capital pool related to the effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R).

The remaining unvested compensation for the fair value of stock options to be recognized was $657,000, $769,000 and $432,000 at January 31, 2007, 2006 and 2005 respectively.

Other stock-based compensation

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees and non-employee directors in accordance with SFAS No. 123 and the conclusions reached by the EITF in Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services” (“EITF 96-18”). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18. Stock-based compensation recognized under SFAS No. 123 and EITF 96-18 was $7,000, $8,000 and 38,000 during 2007, 2006 and 2005, respectively.

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

New accounting pronouncements

In June 2006, FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions (“tax positions”). FIN 48 requires the Company to recognize in its financial statements the impact of a tax position if that tax position is more likely than not of being sustained on audit, based on the technical merits of the tax position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company does not anticipate this statement will have a material effect on our financial condition or results of operations.

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatement in Current Year Financial Statements (“SAB 108”). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The impact of the adoption of SAB 108 was not material to the Company’s consolidated financial statements as of and for the year ended January 31, 2007.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measures (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently reviewing the provisions of SFAS 157 to determine the impact to our consolidated financial statements.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted. The Company is currently evaluating the requirements of SFAS No. 159 and has not yet determined the impact on the financial statements.

3.	Balance sheet components (in thousands of U.S. dollars)

	2007	2006
Short-term investments
Certificates of deposit	$—	$109
Municipal bonds	—	500

	$—	$609

Accounts receivable
Trade	$2,416	$2,211
Allowance for doubtful accounts	(43)	(51)

	$2,373	$2,160

Inventories
Raw materials	$1,569	$1,351
Finished goods	1,652	1,295

	$3,221	$2,646

Accounts Payable and accrued liabilities
Accounts payable
Trade	$1,397	$1,134
Equipment and other	113	38
Accrued Liabilities
Payroll	511	333
Other	912	738

	$2,933	$2,243

4.	Property, Plant and Equipment

	2007	2006
Property, plant and equipment
Land	$1,547	$1,547
Buildings	8,534	8,474
Leashold improvements	630	630
Equipment	10,996	10,127
Construction in progress	2,313	147

	$24,020	$20,925
Less: Accumulated depreciation	(5,924)	(4,495)

	$18,096	$16,430

Depreciation expense from property, plant and equipment for the fiscal years ended January 31, 2007, 2006 and 2005 was $1,429,000, $1,275,000 and $743,000, respectively.

During the fourth quarter of fiscal year 2007, the Company began the purchase and installation of manufacturing equipment to be used when it relocates the Bellingham, Washington production facility to the new Ferndale, Washington manufacturing and warehouse facility. The Company received a $1,600,000 bond financing from GE Capital. These funds have been placed in an escrow account during the purchase and installation of the equipment. Funds have been drawn on the account. The escrow account balance (restricted cash) at January 31, 2007 and 2006 was $1,146,000 and $-0-, respectively.

On August 20, 2003, the Company purchased approximately fifteen acres of real property with an existing 41,000 square foot steel warehouse building, in Jesup, Georgia for $140,000. During fiscal year 2005, the Company completed construction of a new production facility on this property. The Company received $4,900,000 bond financing from Wayne County Industrial Development Authority in the state of Georgia. These funds were placed in an escrow account during construction of the facilities. Funds were drawn on the account as construction took place.

The Company incurred interest costs of $396,000, $326,000 and $223,000 during the fiscal years 2007, 2006 and 2005, respectively, of which $35,000, $-0- and $50,000 was capitalized as part of constructing the new facilities during fiscal years 2007, 2006 and 2005, respectively.

5.	Intangible assets

Intangible assets consist of patents, trademarks and designs. Upon adoption of SFAS 142, the Company reassessed the useful lives of intangible assets and determined the useful lives are appropriate in determining amortization expense. Amortization expense for intangible assets for the fiscal years ended January 31, 2007, 2006 and 2005 was $-0-, 8,000 and $31,000, respectively. As of January 31, 2007 and 2006 all intangible assets were fully amortized.

6.	Fair value of financial instruments

The fair value of cash and cash equivalents, restricted cash, investments, accounts receivable, accounts payable, and accrued liabilities, and amounts due to related parties approximate their carrying value due to the relatively short-term maturities of these instruments.

The fair value of the Company’s debt at January 31, 2007 and 2006 approximates the carrying value. The fair value is based on management’s estimate of current rates available to the Company for similar debt with the same remaining maturity.

7.	Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, short-term investments and trade accounts receivable. Receivables arising from sales to customers are generally not significant individually and are not collateralized; as a result, management continually monitors the financial condition of its customers to reduce the risk of loss. The Company had two customers who individually exceeded 10% of sales, who collectively accounted for 39% and 43% of total trade accounts receivable at January 31, 2007 and 2006, respectively, and who collectively accounted for 47%, 45% and 43% of total sales during the fiscal year ending January 31, 2007, 2006 and 2005, respectively.

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

On May 23, 2005, Absorption renewed a bank line of credit with Branch Banking & Trust Co. that provides for up to $2,000,000 of cash borrowings for general corporate purposes which is secured by accounts receivable and inventory of Absorption. Interest is payable on funds advanced at the one-month London Interbank Offered Rate (“LIBOR”) plus 2.5%. The line of credit matures on May 23, 2007. At January 31, 2007, the Company had no borrowings outstanding.

9.	Long-term debt (in thousands of U.S. dollars)

	2007	2006
Tax-exempt bonds	$8,255	$7,055
Taxable bonds	71	208

Total debt	8,326	7,263
Less: current portion	(805)	(537)

Long-term debt	$7,521	$6,726

On September 14, 2006, the Company entered into a bond financing agreement in the amount of $1,600,000 with GE Capital Public Finance, Inc. (“GECPF”) to fund the purchase and installation of manufacturing equipment to be used in connection with the relocation of the Bellingham, Washington production facility to the new Ferndale, Washington manufacturing and warehouse facility. GECPF agreed to fund and guarantee the Economic Development Revenue Bond issued by the Washington State Economic Finance Authority at a fixed interest rate of 5.70%, amortized over 90 months with interest-only payments during the six months of construction. If Absorption defaults under the terms of the loan agreement, including failure to pay any amount when due or violating any of the financial and other covenants, GECPF may accelerate all amounts then-owing under the bond. Costs incurred in issuing the bond was $32,000. The bond is secured by the equipment financed. At January 31, 2007 the balance outstanding was $1,600,000.

In September of 2004, the Company completed a $4,900,000 tax-exempt bond financing. Of the total proceeds from the financing, $2,099,000 were used to pay off the loan held by Branch Banking &Trust Co., $98,000 was paid for costs of issuance and the remaining proceeds of $2,703,000 were placed in a trust account to be used to finish the construction of the new production facility located in Jesup, Georgia. The bonds were issued by Wayne County Industrial Development Authority in the state of Georgia. The bonds have a variable rate equal to Branch Banking & Trust Co.’s Variable Rate Demand Bond “VRDB” rate ( 3.69 % as of March 22, 2007) plus a letter of credit fee of 0.95%, a remarketing fee of 0.125% and a $2,000 annual trustee fee. The term of these bonds is seven years for the equipment portion and 15 years for the real estate portion. At January 31, 2007 and 2006, the balance outstanding was $4,300,000 and $4,700,000, respectively. The letter of credit expires September 2, 2011, at which time it will need to be renewed.

In March 2003, the Company completed a $2,910,000 bond financing, comprised of $2,355,000 as tax exempt and $555,000 as taxable. The bonds were issued through the Washington Economic Development Finance Authority in Washington State. The purchaser and holder of the bonds is GECPF. The tax exempt bonds have a fixed rate of 5.38% with a term of 190 months, maturing February 2019, and with interest-only payments for the first 52 months. The taxable bonds have a fixed rate of 5.53% a term of 52 months, with a maturity date of August 2007. The indebtedness underlying the bonds is secured by a mortgage on the real property, and a security interest in the equipment assets, located in Whatcom County, Washington. At January 31, 2007 and 2006, the balance outstanding was $2,355,000 and $2,355,000 on the tax-exempt and $71,000 and $208,000 on the taxable bonds, respectively.

The aggregate principal maturities on long-term debt for each of the twelve-month periods subsequent to January 31, 2007 are as follows (in thousands of U.S. dollars):

Long-term
Debt
Fiscal Year ending January 31,:
2008	$805
2009	857
2010	877
2011	899
2012	922
Thereafter	3,966

$8,326

10.	Capital stock

Common Shares

Holders of Common Shares are entitled to one vote per share and to share equally in any dividends declared and in distributions on liquidation.

During fiscal years 2007, 2006 and 2005, 89,560, 68,930 and 445,648 common stock options, respectively, were exercised for proceeds of $188,076, $144,753 and $848,000, respectively. During fiscal year 2005, warrants exercised into 22,220 common shares for proceeds of $50,000.

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

The exercise price of stock options under the 2003 Omnibus Plan will be at least equal to the fair market value of the Common Shares on the date of grant for each incentive stock option or an amount equal to no less than 85% of fair market value for each non-qualified stock option, or the acceptable discount amount allowed under applicable securities laws. The exercise price of options granted under the 2003 Omnibus Plan must be paid in cash, property, qualifying services or under a qualifying deferred payment arrangement. In addition, subject to applicable law, the Company may make loans to individual grantees on such terms as may be approved by the Board of Directors for the purpose of financing the exercise of options granted under the 2003 Omnibus Plan and the payment of any taxes that may be due in respect of such exercise. The Compensation Committee will fix the term of each option, but no option under the 2003 Omnibus Plan will be exercisable more than ten years after the option is granted. Each option will be exercisable at such time or times as determined by the Compensation Committee, provided, however, that no stock option granted under the 2003 Omnibus Plan, or any portion thereof, to any grantee who is subject to Section 16 of the Exchange Act shall be exercisable prior to seven (7) months after the grant date of the option; and stock options, or any portion thereof, granted to grantees who are not subject to Section 16 of the Exchange Act shall not be exercisable prior to ninety (90) days after the grant date of the option. Upon a grantee’s termination of employment with the Company or its subsidiary (other than as a result of death), the 2003 Omnibus Plan provides for an expiration of any outstanding options expire immediately or within a period of 12 months or less, depending upon the cause of termination. No option shall be transferable by the option holder otherwise than by will or the laws of descent.

The following table summarizes the Company’s stock option activity for the years ended January 31, 2007, 2006 and 2005:

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Price	Shares	Price	Shares	Price
Outstanding — beginning of year	546,360	$4.02	441,290	$3.62	679,088	$2.06
Granted	140,000	3.21	184,150	4.29	239,400	4.70
Exercised	(89,560)	2.10	(68,930)	2.10	(455,648)	1.85
Repurchased, surrendered or expired	(60,700)	3.65	(10,150)	4.47	(21,550)	3.37

Outstanding — end of year	536,100	$4.17	546,360	$4.02	441,290	$3.62

Vested	166,667	$4.32	260,460	$3.56	253,190	$2.81

The following table summarizes information about options outstanding at January 31, 2007:

		Weighted
	Number	average	Outstanding	Number	Exercisable
Range of	outstanding at	remaining	weighted	exercisable at	weighted
exercise	January 31,	contractual life	average	January 31,	average
prices	2007	(months)	exercise price	2007	exercise price
$3.15	40,000	23	$3.15	40,000	$3.15
3.20	100,000	75	3.20	—	3.20
3.25	40,000	35	3.25	—	3.25
4.60	144,150	43	4.60	14,717	4.60
4.70	211,950	26	4.70	111,950	4.70

$3.15 – 4.70	536,100	24	$4.17	166,667	$4.32

At January 31, 2007, the Company had 553,900 remaining Common Shares available to be granted under the 2003 Omnibus Plan.

There were outstanding options to purchase 15,000 Common Shares issued to individuals who are not employees or directors of the Company as of January 31, 2007.

Warrants

The following table summarizes the Company’s warrant activity for the years ended January 31, 2007, 2006 and 2005.

Number of
	underlying	Exercise
	shares	prices
Outstanding – January 31, 2004	22,220	$2.25
Issued	—
Exercised	(22,220)	$2.25
Surrendered or expired	—

Outstanding – January 31, 2005	—	—
Issued	—	—
Exercised	—	—
Surrendered or expired	—	—

Outstanding – January 31, 2006	—	—
Issued	—	—
Exercised	—	—
Surrendered or expired	—	—

Outstanding – January 31, 2007	—	—

11.	Employee Benefit Plan

The Company initiated a 401(k) savings plan for employees during fiscal year 2006. Employees with at least 12 months of service are eligible to participate. Under the terms of the retirement savings plan, the Company provides matching contributions equal to 100% of each participants contribution up to 3% of a participant’s eligible compensation and 50% of each participants contribution over 3% up to a maximum of 5%. The Company’s contributions to the plan totalled $84,000 for the year ended January 31, 2007.

12.	Related party transactions

General and administrative expenses for 2007, 2006 and 2005 included $70,000, $62,000 and $68,000, respectively, each year for office rent and related services which were incurred on a cost reimbursement basis from a corporation owned and controlled by an officer and director of the Company. At January 31, 2007, 2006 and 2005, $6,000, $6,000 and $5,000, respectively, were owing to this related party.

13.	Income taxes

The components of income before income taxes are as follows (in thousands of U.S. dollars):

	2007	2006	2005
U.S.	$1,660	$1,078	$2,856
Canada	(383)	(138)	(198)

	$1,277	$940	$2,658

The components of the provision for current income taxes consist of the following (in thousands of U.S. dollars):

	2007	2006	2005
U.S.	$614	$229	$586
State	3	—	—
Canada	—	—	—

	$617	$229	$586

The components of the provision for deferred income taxes consist of the following (in thousands of U.S. dollars):

	2007	2006	2005
U.S.	$(8)	$56	$282
State	(32)	—	—
Canada	—	—	—

	$(40)	$56	$282

The provision for income taxes differs from the amount computed by applying the statutory income tax rate to net income before taxes as follows (in thousands of U.S. dollars):

	2007	2006	2005
Income tax at statutory rate (Canada)	$436	$335	$946
Difference in foreign tax rate	(2)	(14)	(43)
Permanent differences	(4)	(7)	(25)
Stock option expense	114
Change in valuation allowance	(160)	42	(142)
Net operating losses expired	91	72	240
Effect from remeasurement from Canadian currency	58	(120)	(77)
State and local , net	(28)
Other differences	72	(23)	(31)

	$577	$285	$868

Deferred income taxes are provided for temporary differences. Deferred income tax assets and liabilities are comprised of the following (in thousands of U.S. dollars):

	2007	2006
Deferred income tax assets
Net operating loss carryforward	$125	$212
Intangibles	23	29
Non-deductible liabilities and other	187	97
Foreign tax credit carryforward	—	39
State tax credits	50
Unrealized loss	163	192
Valuation allowance	(311)	(471)

	$237	$98

Deferred income tax liabilities
Property, plant and equipment	(886)	(787)

	$(886)	$(787)

The Company has Canadian tax losses from prior years which are available to offset taxable income of future years. These tax losses expire as follows (in thousands of U.S. dollars):

	Canadian operations
	Loss	Expiry date
Year incurred	carryforward
2001	$230	January 31, 2008
2003	1	January 31, 2010
2004	48	January 31, 2011
2005	32	January 31, 2015
2007	54	January 31, 2017

	$365

The Company has recorded a valuation allowance against deferred tax assets which relates to uncertainties related to utilization of Canadian Net Operating Loss Carry Forwards and other Canadian deferred tax assets. The valuation allowance increased by $42,000 during the year ended January 31, 2006 and decreased by $160,000 and $142,000 during the years ended January 31, 2007 and 2005, respectively.

The Company has not provided for Canadian deferred income taxes on undistributed earnings of International’s U.S. subsidiary because of its intention to indefinitely reinvest these earnings in the U.S. The determination of the amount of the unrecognized deferred U.S. income tax liability related to the undistributed earnings is not practicable.

14.	Commitments and Contingencies

Operating Leases

The Company’s Bellingham, Washington plant is leased from the Port of Bellingham under a lease that expires in August 2007. The terms and conditions of the lease require monthly payments of the excise tax only. The normal monthly lease payments were waived in lieu of Absorption agreeing to remove the building and associated utilities at the expiration of the lease. The estimated cost for this work is $120,000 and has been accounted for in accordance with

FIN 47, “Accounting for Conditional Asset Retirement Obligation.” The removal of the building is required to commence six months prior to the expiration of the lease.

During the year ended January 31, 2005, the Company moved its corporate office, warehouse and a production facility from leased facilities to its newly completed facilities located in Whatcom County, Washington.

The Company has entered into various operating lease agreements for equipment that expire in 2007 to 2012. Rental expenses for the year ended January 31, 2007, 2006 and 2005 were $246,000, $202,000 and $134,000, respectively. Minimum annual rental payments under non-cancellable operating leases are approximately $123,000, $82,000 and $57,000 for the years ending January 31, 2008, 2009, and 2010, respectively.

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

Self Insurance

During the period from January 2004 to December 2006, Absorption had been self-insured for medical insurance through a third party administrator. Claims exceeding $30,000 for any one individual or $250,000 for the group were covered under a stop loss insurance policy. As of January 31, 2007 and 2006, the Company accrued $56,000 and $101,000, respectively, for the self-insured medical insurance.

15.	Segmented information

The Company is involved primarily in the development, manufacture, distribution and sale of absorbent products. Its assets are located and its operations are primarily conducted in the United States.

The Company defines its business segments primarily based upon the market in which its customers sell products, as well as how the Company internally manages its various business activities. The Company operates principally in two business segments: the animal care industry and the industrial/commercial industry. Management decisions on resource allocation and performance assessment are made currently based on these two identifiable segments. As a result, management has elected to combine what historically were the Company’s two smallest segments (industrial cleanup and hydro mulch) into one new segment, the industrial/commercial segment, effective during the third quarter of fiscal year 2005. Comparative amounts for prior periods have been similarly combined.

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

Business segment data (in thousands of U.S. dollars)

	2007
	Animal	Industrial	Consolidated
	Care
Sales, net	$28,288	$1,207	$29,495
Operating cost and expenses	25,318	1,259	26,577

Operating income (loss) before depreciation and amortization	2,970	(52)	2,918
Depreciation and amortization			(1,429)
Interest expense			(361)
Interest Income			150

Net income before taxes			$1,278

	2006
	Animal	Industrial	Consolidated
	Care
Sales, net	$23,913	$1,523	$25,436
Operating cost and expenses	21,333	1,600	22,933

Operating income (loss) before depreciation and amortization	2,580	(77)	2,503
Depreciation and amortization			(1,310)
Interest expense			(326)
Interest Income			73

Net income before taxes			$940

	2005
	Animal	Industrial	Consolidated
	Care
Sales, net	$20,943	$1,220	$22,163
Operating cost and expenses	17,324	1,291	18,615

Operating income (loss) before depreciation and amortization	3,619	(71)	3,548
Depreciation and amortization			(792)
Interest expense			(173)
Interest Income			75

Net income before taxes			$2,658

Sales revenues by geographic areas are as follows:

	2007	2006	2005
United States	$28,051	$24,471	$21,065
Canada	909	413	585
Other countries	535	552	513

	$29,495	$25,436	$22,163

Two customers from the Animal Care segment represent 10% or more of the Company’s sales.

	2006	2005	2004
Customer A	$5,981	$4,856	$4,424
Customer B	5,504	4,616	3,489

	$11,485	$9,472	$7,913

16.	Earnings per share (in thousands of U.S. dollars, except per share amounts)

	2007
	Net Income	Shares	Per share
	(numerator)	(denominator)	amount
Basic earnings per share
Net income available to stockholders	$701,000	6,404,000	$0.11
Effect of dilutive securities
Stock options to purchase common stock	—	2,000

Diluted earnings per shares
Net income available to stockholders	$701,000	6,406,000	$0.11

	2006
	Net Income	Shares	Per share
	(numerator)	(denominator)	amount
Basic earnings per share
Net income available to stockholders	$655,000	6,263,000	$0.10
Effect of dilutive securities
Stock options to purchase common stock	—	84,000

Diluted earnings per shares
Net income available to stockholders	$655,000	6,347,000	$0.10

	2005
	Net Income	Shares	Per share
	(numerator)	(denominator)	amount
Basic earnings per share
Net income available to stockholders	$1,790,000	5,973,000	$0.30
Effect of dilutive securities
Warrants to purchase common stock	—	198
Stock options to purchase common stock	—	281,901

Diluted earnings per shares
Net income available to stockholders	$1,790,000	6,255,099	$0.29

17.	Selected Quarterly Financial Data (in thousands of U.S. dollars, except per share amounts)

The following table sets forth selected quarterly financial data for each of the quarters in fiscal years 2007 and 2006:

	2007
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
Sales, net	$6,959	$8,615	$7,300	$6,621
Cost of goods sold	4,648	5,546	5,142	4,566

Gross Profit	2,311	3,069	2,158	2,055

Selling, general and administrative expenses	1,810	2,924	1,656	1,714

Income from operations	501	145	502	341
Interest expense	(89)	(95)	(91)	(86)
Interest income	62	35	35	18

Income before provision for income taxes	474	85	446	273

Income tax provision	(246)	(16)	(184)	(131)

Net income	$228	$69	$262	$142

Basic earnings per share	$.04	$.01	$.04	$.02
Fully diluted earnings per share	$.04	$.01	$.04	$.02

Weighted average number of shares outstanding (in thousands)
Basic	6,410	6,410	6,410	6,384
Diluted	6,413	6,410	6,410	6,393

	2006
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
Sales, net	$6,719	$6,751	$6,074	$5,892
Cost of goods sold	4,666	4,842	4,347	3,933

Gross Profit	2,053	1,909	1,727	1,959

Selling, general and administrative expenses	1,642	1,584	1,558	1,671

Income from operations	411	325	169	288
Interest expense	(85)	(80)	(83)	(78)
Interest income	17	23	17	16

Income before provision for income taxes	343	268	103	226

Income tax provision	(90)	(80)	(55)	(60)

Net income	$253	$188	$48	$166

Basic earnings per share	$.04	$.03	$.01	$.03
Fully diluted earnings per share	$.04	$.03	$.01	$.03

Weighted average number of shares outstanding (in thousands)
Basic	6,277	6,261	6,261	6,254
Diluted	6,322	6,332	6,346	6,360

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
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
There was no change in our internal control over financial reporting during the fourth quarter of fiscal year 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
For information with respect to our officers and directors see “Election of Directors” in our definitive Proxy Statement (“Proxy Statement”) for our Annual General Meeting of Shareholders to be held on June 7, 2007 (“Annual Meeting”), which information is incorporated herein by this reference.
For information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 by our directors and executive officers and holders of ten percent of a registered class of our equity securities, see the section titled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement, which information is incorporated herein by this reference.
For information regarding our audit committee and audit committee financial expert and any material changes to the procedures by which shareholders may recommend nominees to our board of directors, see the section titled “Election of Directors” in our Proxy Statement, which information is incorporated herein by this reference.
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
ITEM 11. EXECUTIVE COMPENSATION
For information required by this item regarding compensation of our executive officers and directors, see the section titled “Information Regarding Compensation of our Executive Officers and Directors” in our Proxy Statement, which information is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
For information with respect to the security ownership of certain beneficial owners and management, see the section titled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement, which information is incorporated herein by this reference.
For information required by this item regarding equity compensation plan information, see the section titled “Equity Compensation Plan Information” in our Proxy Statement, which information is incorporated herein by this reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
For information with respect to certain relationships and related transactions, see the section titled “Transactions with Related Persons” in our Proxy Statement, which information is incorporated herein by this reference.
For information with respect to the independence of our directors, see the section titled “Election of Directors” in our Proxy Statement, which information is incorporated herein by this reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
For information with respect to our principal accountant fees and services, see the section titled “Ratification of Independent Auditors” in our Proxy Statement, which information is incorporated herein by this reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a) The following documents are filed as part of this report:
     1. Financial Statements.
     The following Financial Statements are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm	Page 35

Consolidated Balance Sheets at January 31, 2007 and 2006	Page 36

Consolidated Statements of Earnings for the Fiscal Years ended January 31, 2007, 2006 and 2005	Page 37

Consolidated Statements of Stockholders’ Equity for the Fiscal Years ended January 31, 2007, 2006 and 2005	Page 38

Consolidated Statements of Cash Flows for the Fiscal Years ending January 31, 2007, 2006 and 2005	Page 39

Notes to Consolidated Financial Statements, January 31, 2007 and 2006	Page 40

     2. Financial Statement Schedules.
Financial Statement Schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.
     3. Exhibits.
The exhibits listed in the accompanying Index to Exhibits on page 55 are filed or incorporated by reference as part of this Annual Report on Form 10-K.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INTERNATIONAL ABSORBENTS INC., a
British Columbia, Canada corporation

Signature	Title	Date

/s/ Gordon L. Ellis
	Chairman of the Board of Directors,	April 9, 2006
Gordon L. Ellis	President and Chief Executive Officer
(Principal Executive Officer)

/s/ David H. Thompson

David H. Thompson	Chief Financial Officer	April 9, 2007
Secretary
(Principal Financial and Accounting Officer)

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

Signature	Title	Date

/s/ Gordon L. Ellis
	Chairman of the Board of Directors,	April 9, 2007
Gordon L. Ellis	President and Chief Executive Officer
(Principal Executive Officer)

/s/ John J. Sutherland
	Director	April 9, 2007
John J. Sutherland

/s/ Daniel J. Whittle
	Director	April 9, 2007
Daniel J. Whittle

Signature	Title	Date

/s/ Lionel G. Dodd	Director	April 9, 2007

Lionel G. Dodd

/s/ Michael P. Bentley	Director	April 9, 2007

Michael P. Bentley

/s/ David H. Thompson
	Chief Financial Officer	April 9, 2007
David H. Thompson	Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit 3.	Articles of Incorporation and By-laws

3.1[19]	Notice of Articles of the Company (Amended)

3.2[20]	Articles of the Company

Exhibit 4.	Instruments Defining the Rights of Security Holders, Including Indentures

4.1[18]	Shareholder Rights Plan dated May 1, 2006

Exhibit 10.	Material Contracts

10.1[1]	Employment Agreement between the Company and Gordon L. Ellis, CEO and President dated October, 1, 1998.

10.2[2]	Employment Agreement between the Company and David H. Thompson, CFO and Secretary dated February 1, 2002.

10.3[3]	Tax Exempt Loan Agreement Among GE Capital Public Finance, Inc., as Lender, and Washington Economic Development Finance Authority, as Issuer, and Absorption Corp., as Borrower, dated as of March 1, 2003.

10.4[4]	Taxable Rate Loan Agreement Between GE Capital Public Finance, Inc., as Lender, and Absorption Corp, as Borrower, dated as of March 1, 2003

10.5[5]	The Commercial Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing made as of March 1, 2003, by the Grantor, Absorption Corp, to the Trustee, First American Title Insurance Company, as Trustee for the benefit of the Beneficiary, GE Capital Public Finance, Inc.

10.6[6]	Loan Agreement among BB&T and Absorption Corp. dated August 20, 2003.

10.7[7]	Employment Agreement between the Company and Shawn Dooley, Vice President for Sales and Marketing of Absorption Corp. dated December 18, 2003.

10.8[8]	Employment Agreement dated August 26, 2004 between Absorption Corp and Douglas Ellis, Chief Operations Officer for the Company.

10.9[9]	2003 Omnibus Incentive Plan

10.10[10]	Wayne County Industrial Development Authority Tax-Exempt Industrial Development Revenue Bonds (Absorption Corp Project), Series 2004 dated September 2, 2004.

10.11[11]	Letter of Credit and Reimbursement Agreement between Absorption Corp and Branch Banking and Trust Company dated September 1, 2004.

10.12[12]	BB&T Security Agreement dated September 1, 2004 between Absorption Corp and Branch Banking and Trust Company.

10.13[13]	BB&T Guaranty Agreement between Branch Banking and Trust Company and International Absorbents Inc. dated September 1, 2004.

10.14[14]	Lease Agreement dated as September 1, 2004 by and between Wayne County Industrial Development Authority and Absorption Corp.

10.15[15]	Washington Economic Development Finance Authority Economic Development Revenue Bond dated September 14, 2006.

10.16[16]	Loan Agreement among GE Capital Public Finance, Inc., as lender, Washington Economic Development Finance Authority, as issuer, and Absorption Corp., as borrower, dated as of September 1, 2006.

10.17[17]	Corporate Guaranty and Negative Pledge Agreement given by International Absorbents Inc. dated as of September 1, 2006.

10.18[21]	Rental contracts between the Company and ABE Industries (1980) Inc. dated March 15, 2003.

Exhibit 21.	Subsidiaries of the Registrant

21.1[21]	List of Subsidiaries of the Registrant.

Exhibit 23.	Consent of Experts and Counsel

23.1[21]	Consent of Moss Adams, LLP

Exhibit 24.	Power of Attorney

24.1	The power of attorney can be located on the signature page of this Form 10-K.

Exhibit 31.	Rule 13a-14(a)/15d-14(a) Certifications

31.1[21]	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14.

31.2[21]	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14.

Exhibit 32.	Section 1350 Certifications

32.1[21]	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2[21]	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

[1]	Incorporated by reference to Exhibit 10.3 filed with the Company’s Annual Report on form 10-KSB for the fiscal year ended January 31, 2003.

[2]	Incorporated by reference to Exhibit 10.6 filed with the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2003.

[3]	Incorporated by reference to Exhibit 10.7 filed with the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2003.

[4]	Incorporated by reference to Exhibit 10.8 filed with the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2003.

[5]	Incorporated by reference to Exhibit 10.9 filed with the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2003.

[6]	Incorporated by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-QSB for the quarter ended October 31, 2003.

[7]	Incorporated by reference to Exhibit 10.8 filed with the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2004.

[8]	Incorporated by reference to Exhibit 10.19 filed with the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2005.

[9]	Incorporated by reference to Exhibit 99.1 to Amendment No. 1 to Company’s Registration Statement on Form S-8 filed on May 18, 2005.

[10]	Incorporated by reference to Exhibit 10.14 filed with the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2004.

[11]	Incorporated by reference to Exhibit 10.15 filed with the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2004.

[12]	Incorporated by reference to Exhibit 10.16 filed with the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2004.

[13]	Incorporated by reference to Exhibit 10.17 filed with the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2004.

[14]	Incorporated by reference to Exhibit 10.18 filed with the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2004.

[15]	Incorporated by reference to Exhibit 10.19 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2006.

[16]	Incorporated by reference to Exhibit 10.20 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2006.

[17]	Incorporated by reference to Exhibit 10.21 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2006.

[18]	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 4, 2006

[19]	Incorporated by reference to Exhibit 3.1 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2006.

[20]	Incorporated by reference to Exhibit 3.2 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2006.

[21]	Filed herewith.