Form 10-K/A
period 2007-01-31
INTERNATIONAL ABSORBENTS INC
filed 2007-05-14
CIK 813634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission file number: 1-31642
INTERNATIONAL ABSORBENTS INC.
(Exact name of registrant as specified in its charter)

British Columbia, Canada	98-0487410
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1569 Dempsey Road North Vancouver, British Columbia Canada	V7K 1S8
(Address of principal executive offices)	(Zip Code)
(604) 681-6181
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Shares, no par value per share	American Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐	No ☑
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
     Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of July 31, 2006, based upon the closing price of the common stock as reported by the American Stock Exchange on such date, was approximately $14,139,668.
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class Common Shares, no par value per share	Outstanding at April 4, 2007 6,410,328 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual General Meeting of Shareholders to be held on June 7, 2007	Part III

EXPLANATORY NOTE
     We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended January 31, 2007, originally filed on April 10, 2007 (“Original Report”), in order to (a) refile the Report of Independent Registered Public Accounting Firm issued by Moss Adams LLP (the “Audit Report”) and the Consent of Moss Adams LLP filed as Exhibit 23.1 (the “Consent”) because the Original Report inadvertently omitted the conformed signature of Moss Adams LLP on both the Audit Report and the Consent, and the Audit Report inadvertently referenced a December 31, 2006 date rather than January 31, 2007 and (b) file the Company’s Form of Stock Option Agreement as Exhibit 10.9(a), which was inadvertently omitted from the Original Report. In accordance with Securities and Exchange Commission (“SEC”) rules, this Form 10-K/A only includes (i) Item 8, which consists of the corrected Audit Report and the audited financial statements as of and for the fiscal years ended January 31, 2007, 2006 and 2005 (to which no changes have been made), (ii) Item 15, which provides an updated list of the exhibits and financial statement schedules, and (iii) the exhibits referenced above.
     We have made no attempt in this Form 10-K/A to modify or update the disclosures presented in the Original Report, except as described above. The disclosures in this Form 10-K/A continue to speak as of the date of the Original Report and do not reflect events occurring after the filing of the Original Report. Accordingly, this Form 10-K/A should be read in conjunction with our other filings made with the SEC subsequent to the filing of the Original Report, including any amendments to those filings. The filing of this Form 10-K/A shall not be deemed an admission that the Original Report when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX

Report of Independent Registered Public Accounting Firm	Page 35

Consolidated Balance Sheets at January 31, 2007 and 2006	Page 36

Consolidated Statements of Earnings for the Fiscal Years ended January 31, 2007, 2006 and 2005	Page 37

Consolidated Statements of Changes In Stockholders’ Equity for the Fiscal Years ended January 31, 2007, 2006 and 2005	Page 38

Consolidated Statements of Cash Flows for the Fiscal Years ending January 31, 2007, 2006 and 2005	Page 39

Notes to Consolidated Financial Statements, January 31, 2007 and 2006	Page 40

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
International Absorbents, Inc.
We have audited the accompanying consolidated balance sheets of International Absorbents, Inc. and subsidiary (“the Company”) as of January 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
/s/ Moss Adams LLP
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

Common stock, no par value —
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

International Absorbents Inc. and Subsidiary
 Consolidated Statement of Cash Flows
For the years ended January 31, 2007, 2006 and 2005
(in thousands of U.S. dollars)

	2007	2006	2005
Cash flows from operating activities
Net income	$701	$655	$1,790
Adjustments to reconcile net income to net cash used for operating activities
Depreciation and amortization	1,455	1,310	792
Stock-based compensation	347	8	38
Tax benefit from exercise of stock options	—	—	117
Deferred taxes	(40)	56	280
Changes in operating assets and liabilities
Accounts receivable	(213)	(637)	2
Inventory	(575)	(1,238)	(73)
Prepaid expenses	(13)	48	(13)
Accounts payable and accrued liabilities	615	374	516
Income taxes receivable/payable	140	90	243
Due to related party	(1)	1	1

Net cash flows from operating activities	2,416	667	3,693

Cash flows from investing activities
Purchase of investments	—	(111)	(933)
Proceeds from investments	609	220	426
Purchase of property, plant and equipment	(3,019)	(1,851)	(7,139)
Proceeds from sale of property, plant and equipment	—	—	267
Purchase of other assets	(32)	—	(156)
Investment in restricted cash	(1,600)	—	(4,900)
Proceeds from restricted cash	454	437	4,895

Net cash flows from investing activities	(3,588)	(1,305)	(7,540)

Cash flows from financing activities
Proceeds from long-term debt	1,600	—	6,728
Repayment of long-term debt	(537)	(329)	(2,212)
Proceeds from exercise of stock options	188	145	848
Proceeds from exercise of common stock warrants	—	—	50

Net cash flows from financing activities	1,251	(184)	5,414

Net change in cash	79	(822)	1,567

Cash and cash equivalents, beginning of period	2,198	3,020	1,453

Cash and cash equivalents, end of period	$2,277	$2,198	$3,020

Cash paid for interest	$355	$320	$215

Cash paid for income taxes	$353	$130	$150

Non-cash investing activities
Increase in property, plant and equipment and accounts payable for purchase of plant and equipment	$113	$8	$30

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
 International Absorbents Inc. and Subsidiary
1.	Operations

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

	2006	2005
Net income	$655	$1,790
Stock based compensation recognized under APB No. 25, net of related tax effects	—	—
Compensation expense calculated in accordance with SFAS No. 123, net of related tax effects	(292)	(438)

Pro forma net income	$363	$1,352

Basic earnings per share
As reported	$0.10	$0.30
Pro forma	$0.06	$0.23

Diluted earnings per share
As reported	$0.10	$0.29
Pro forma	$0.06	$0.22
Disclosure for the year ended January 31, 2007 is not presented because all stock based compensation expense is recognized in the financial statements in connection with the adoption of SFAS No. 123(R).

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

3.	Balance sheet components (in thousands of U.S. dollars)

	2007	2006
Short-term investments
Certificates of deposit	$—	$109
Municipal bonds	—	500

	$—	$609

Accounts receivable
Trade	$2,416	$2,211
Allowance for doubtful accounts	(43)	(51)

	$2,373	$2,160

Inventories
Raw materials	$1,569	$1,351
Finished goods	1,652	1,295

	$3,221	$2,646

Accounts Payable and accrued liabilities
Accounts payable	$1,397	$1,134
Trade	$1,397	$1,134
Equipment and other	113	38
Accrued Liabilities
Payroll	511	333
Other	912	738

	$2,933	$2,243

4.	Property, Plant and Equipment

	2007	2006
Property, plant and equipment
Land	$1,547	$1,547
Buildings	8,534	8,474
Leasehold improvements	630	630
Equipment	10,996	10,127
Construction in progress	2,313	147

	$24,020	$20,925
Less: Accumulated depreciation	(5,924)	(4,495)

	$18,096	$16,430

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

Warrants

The following table summarizes the Company’s warrant activity for the years ended January 31, 2007, 2006 and 2005.

Number of
	underlying	Exercise
	shares	prices
Outstanding — January 31, 2004	22,220	$2.25
Issued	-
Exercised	(22,220)	$2.25
Surrendered or expired	-

Outstanding — January 31, 2005	—	—
Issued	—	—
Exercised	—	—
Surrendered or expired	—	—

Outstanding — January 31, 2006	—	—
Issued	—	—
Exercised	—	—
Surrendered or expired	—	—

Outstanding — January 31, 2007	—	—

11.	Employee Benefit Plan

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

Business segment data (in thousands of U.S. dollars)

	2007
	Animal
	Care	Industrial	Consolidated
Sales, net	$28,288	$1,207	$29,495
Operating cost and expenses	25,318	1,259	26,577

Operating income (loss) before depreciation and amortization	2,970	(52)	2,918
Depreciation and amortization			(1,429)
Interest expense			(361)
Interest Income			150

Net income before taxes			$1,278

	2006
	Animal
	Care	Industrial	Consolidated
Sales, net	$23,913	$1,523	$25,436
Operating cost and expenses	21,333	1,600	22,933

Operating income (loss) before depreciation and amortization	2,580	(77)	2,503
Depreciation and amortization			(1,310)
Interest expense			(326)
Interest Income			73

Net income before taxes			$940

	2005
	Animal
	Care	Industrial	Consolidated
Sales, net	$20,943	$1,220	$22,163
Operating cost and expenses	17,324	1,291	18,615

Operating income (loss) before depreciation and amortization	3,619	(71)	3,548
Depreciation and amortization			(792)
Interest expense			(173)
Interest Income			75

Net income before taxes			$2,658

Sales revenues by geographic areas are as follows:

	2007	2006	2005
United States	$28,051	$24,471	$21,065
Canada	909	413	585
Other countries	535	552	513

	$29,495	$25,436	$22,163

Two customers from the Animal Care segment represent 10% or more of the Company’s sales.

	2006	2005	2004
Customer A	$5,981	$4,856	$4,424
Customer B	5,504	4,616	3,489

	$11,485	$9,472	$7,913

16.	Earnings per share (in thousands of U.S. dollars, except per share amounts)

	2007
	Net Income	Shares	Per share
	(numerator)	(denominator)	amount
Basic earnings per share
Net income available to stockholders	$701,000	6,404,000	$0.11
Effect of dilutive securities
Stock options to purchase common stock	—	2,000

Diluted earnings per shares
Net income available to stockholders	$701,000	6,406,000	$0.11

	2006
	Net Income	Shares	Per share
	(numerator)	(denominator)	amount
Basic earnings per share
Net income available to stockholders	$655,000	6,263,000	$0.10
Effect of dilutive securities
Stock options to purchase common stock	—	84,000

Diluted earnings per shares
Net income available to stockholders	$655,000	6,347,000	$0.10

	2005
	Net Income	Shares	Per share
	(numerator)	(denominator)	amount
Basic earnings per share
Net income available to stockholders	$1,790,000	5,973,000	$0.30
Effect of dilutive securities
Warrants to purchase common stock	—	198
Stock options to purchase common stock	—	281,901

Diluted earnings per shares
Net income available to stockholders	$1,790,000	6,255,099	$0.29

17.	Selected Quarterly Financial Data (in thousands of U.S. dollars, except per share amounts)

The following table sets forth selected quarterly financial data for each of the quarters in fiscal years 2007 and 2006:

	2007
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
Sales, net	$6,959	$8,615	$7,300	$6,621
Cost of goods sold	4,648	5,546	5,142	4,566

Gross Profit	2,311	3,069	2,158	2,055

Selling, general and administrative expenses	1,810	2,924	1,656	1,714

Income from operations	501	145	502	341
Interest expense	(89)	(95)	(91)	(86)
Interest income	62	35	35	18

Income before provision for income taxes	474	85	446	273

Income tax provision	(246)	(16)	(184)	(131)

Net income	$228	$69	$262	$142

Basic earnings per share	$.04	$.01	$.04	$.02
Fully diluted earnings per share	$.04	$.01	$.04	$.02

Weighted average number of shares outstanding (in thousands)
Basic	6,410	6,410	6,410	6,384
Diluted	6,413	6,410	6,410	6,393

	2006
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
Sales, net	$6,719	$6,751	$6,074	$5,892
Cost of goods sold	4,666	4,842	4,347	3,933

Gross Profit	2,053	1,909	1,727	1,959

Selling, general and administrative expenses	1,642	1,584	1,558	1,671

Income from operations	411	325	169	288
Interest expense	(85)	(80)	(83)	(78)
Interest income	17	23	17	16

Income before provision for income taxes	343	268	103	226

Income tax provision	(90)	(80)	(55)	(60)

Net income	$253	$188	$48	$166

Basic earnings per share	$.04	$.03	$.01	$.03
Fully diluted earnings per share	$.04	$.03	$.01	$.03

Weighted average number of shares outstanding (in thousands)
Basic	6,277	6,261	6,261	6,254
Diluted	6,322	6,332	6,346	6,360

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a)  The following documents are filed as part of this report:
     1.  Financial Statements.
     The following Financial Statements are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm	Page 35

Consolidated Balance Sheets at January 31, 2007 and 2006	Page 36

Consolidated Statements of Earnings for the Fiscal Years ended January 31, 2007, 2006 and 2005	Page 37

Consolidated Statements of Changes In Stockholders’ Equity for the Fiscal Years ended January 31, 2007, 2006 and 2005	Page 38

Consolidated Statements of Cash Flows for the Fiscal Years ending January 31, 2007, 2006 and 2005	Page 39

Notes to Consolidated Financial Statements, January 31, 2007 and 2006	Page 40
     2.  Financial Statement Schedules.
Financial Statement Schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.
     3.  Exhibits.
The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K/A (Amendment No. 1).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A (Amendment No. 1) to be signed on its behalf by the undersigned, thereunto duly authorized.
INTERNATIONAL ABSORBENTS INC., a
British Columbia, Canada corporation

Signature	Title	Date

/s/ Gordon L. Ellis Gordon L. Ellis	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	May 11, 2007

/s/ David H. Thompson David H. Thompson	Chief Financial Officer Secretary (Principal Financial and Accounting Officer)	May 11, 2007
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gordon L. Ellis Gordon L. Ellis	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	May 11, 2007

* John J. Sutherland	Director	May 11, 2007

* Daniel J. Whittle	Director	May 11, 2007

* Lionel G. Dodd	Director	May 11, 2007

* Michael P. Bentley	Director	May 11, 2007

/s/ David H. Thompson David H. Thompson	Chief Financial Officer Secretary (Principal Financial and Accounting Officer)	May 11, 2007
     The undersigned, by signing his name hereto, does hereby sign this Annual Report on Form 10-K/A (Amendment No. 1) on behalf of the above-named directors of International Absorbents, Inc., pursuant to powers of attorney executed on behalf of each of such directors.

*By:	/s/ Gordon L. Ellis Gordon L. Ellis, Attorney-in-Fact	May 11, 2007

EXHIBIT INDEX

Exhibit 3.	Articles of Incorporation and By-laws
3.1[19]	Notice of Articles of the Company (Amended)
3.2[20]	Articles of the Company

Exhibit 4.	Instruments Defining the Rights of Security Holders, Including Indentures
4.1[18]	Shareholder Rights Plan dated May 1, 2006

Exhibit 10.	Material Contracts
10.1[1]	Employment Agreement between the Company and Gordon L. Ellis, CEO and President dated October, 1, 1998.
10.2[2]	Employment Agreement between the Company and David H. Thompson, CFO and Secretary dated February 1, 2002.
10.3[3]	Tax Exempt Loan Agreement Among GE Capital Public Finance, Inc., as Lender, and Washington Economic Development Finance Authority, as Issuer, and Absorption Corp., as Borrower, dated as of March 1, 2003.
10.4[4]	Taxable Rate Loan Agreement Between GE Capital Public Finance, Inc., as Lender, and Absorption Corp, as Borrower, dated as of March 1, 2003.
10.5[5]	The Commercial Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing made as of March 1, 2003, by the Grantor, Absorption Corp, to the Trustee, First American Title Insurance Company, as Trustee for the benefit of the Beneficiary, GE Capital Public Finance, Inc.
10.6[6]	Loan Agreement among BB&T and Absorption Corp. dated August 20, 2003.
10.7[7]	Employment Agreement between the Company and Shawn Dooley, Vice President for Sales and Marketing of Absorption Corp. dated December 18, 2003.
10.8[8]	Employment Agreement dated August 26, 2004 between Absorption Corp and Douglas Ellis, Chief Operations Officer for the Company.
10.9[9]	2003 Omnibus Incentive Plan.
10.9(a)[22]	Form of Stock Option Agreement under 2003 Omnibus Incentive Plan.
10.10[10]	Wayne County Industrial Development Authority Tax-Exempt Industrial Development Revenue Bonds (Absorption Corp Project), Series 2004 dated September 2, 2004.
10.11[11]	Letter of Credit and Reimbursement Agreement between Absorption Corp and Branch Banking and Trust Company dated September 1, 2004.
10.12[12]	BB&T Security Agreement dated September 1, 2004 between Absorption Corp and Branch Banking and Trust Company.
10.13[13]	BB&T Guaranty Agreement between Branch Banking and Trust Company and International Absorbents Inc. dated September 1, 2004.
10.14[14]	Lease Agreement dated as September 1, 2004 by and between Wayne County Industrial Development Authority and Absorption Corp.
10.15[15]	Washington Economic Development Finance Authority Economic Development Revenue Bond dated September 14, 2006.
10.16[16]	Loan Agreement among GE Capital Public Finance, Inc., as lender, Washington Economic Development Finance Authority, as issuer, and Absorption Corp., as borrower, dated as of September 1, 2006.
10.17[17]	Corporate Guaranty and Negative Pledge Agreement given by International Absorbents Inc. dated as of September 1, 2006.
10.18[21]	Rental contracts between the Company and ABE Industries (1980) Inc. dated March 15, 2003.

Exhibit 21.	Subsidiaries of the Registrant
21.1[21]	List of Subsidiaries of the Registrant.

Exhibit 23.	Consent of Experts and Counsel
23.1[22]	Consent of Moss Adams, LLP

Exhibit 24.	Power of Attorney
24.1	The power of attorney can be located on the signature page of this Form 10-K.

Exhibit 31.	Rule 13a-14(a)/15d-14(a) Certifications
31.1[22]	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14.
31.2[22]	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14.

Exhibit 32.	Section 1350 Certifications
32.1[22]	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2[22]	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

[1]	Incorporated by reference to Exhibit 10.3 filed with the Company’s Annual Report on form 10-KSB for the fiscal year ended January 31, 2003.

[2]	Incorporated by reference to Exhibit 10.6 filed with the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2003.

[3]	Incorporated by reference to Exhibit 10.7 filed with the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2003.

[4]	Incorporated by reference to Exhibit 10.8 filed with the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2003.

[5]	Incorporated by reference to Exhibit 10.9 filed with the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2003.

[6]	Incorporated by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-QSB for the quarter ended October 31, 2003.

[7]	Incorporated by reference to Exhibit 10.8 filed with the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2004.

[8]	Incorporated by reference to Exhibit 10.19 filed with the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2005.

[9]	Incorporated by reference to Exhibit 99.1 to Amendment No. 1 to Company’s Registration Statement on Form S-8 filed on May 18, 2005.

[10]	Incorporated by reference to Exhibit 10.14 filed with the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2004.

[11]	Incorporated by reference to Exhibit 10.15 filed with the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2004.

[12]	Incorporated by reference to Exhibit 10.16 filed with the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2004.

[13]	Incorporated by reference to Exhibit 10.17 filed with the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2004.

[14]	Incorporated by reference to Exhibit 10.18 filed with the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2004.

[15]	Incorporated by reference to Exhibit 10.19 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2006.

[16]	Incorporated by reference to Exhibit 10.20 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2006.

[17]	Incorporated by reference to Exhibit 10.21 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2006.

[18]	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 4, 2006

[19]	Incorporated by reference to Exhibit 3.1 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2006.

[20]	Incorporated by reference to Exhibit 3.2 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2006.

[21]	Filed with the Original Report.

[22]	Filed herewith.