Form 10-Q
period 2007-04-30
INTERNATIONAL ABSORBENTS INC
filed 2007-06-13
CIK 813634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2007
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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 3, 2007

Common Shares, no par value per share	6,410,328 shares

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERNATIONAL ABSORBENTS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars, in thousands)

	April 30,	January 31,
	2007	2007
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$1,956	$2,277
Restricted cash	451	1,146
Accounts receivable, net	2,300	2,373
Inventories	3,328	3,221
Prepaid expenses	228	126
Deferred income tax asset	101	186

Total current assets	8,364	9,329

Property, plant and equipment, net	19,519	18,096
Other assets, net	258	266

Total assets	$28,141	$27,691

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$2,714	$2,933
Related party payable	11	5
Current portion of long-term debt	842	805
Income taxes payable	224	202

Total current liabilities	3,791	3,945

Deferred income tax liability	892	835
Long-term debt	7,434	7,521

Total liabilities	12,117	12,301

Stockholders’ equity:

Common stock, no par value; 100,000,000 shares authorized, 6,410,328 issued and outstanding at April 30, 2007 and January 31, 2007	8,487	8,487
Additional paid in capital	1,093	999
Retained earnings	6,444	5,904

Total stockholders’ equity	16,024	15,390

Total liabilities and stockholders’ equity	$28,141	$27,691

INTERNATIONAL ABSORBENTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars, in thousands, except for per share amounts)

	Three Months Ended
	April 30,	April 30,
	2007	2006
	(unaudited)	(unaudited)
Sales, net	$8,365	$6,621
Cost of goods sold	5,598	4,566

	2,767	2,055

Selling, general and administrative expenses	1,670	1,714

Income from operations	1,097	341
Interest expense	(87)	(86)
Interest income	24	18

Income before provision for income tax	1,034	273

Income tax provision	(411)	(131)

Net income	$623	$142

Basic earnings per share	$.10	$.02
Fully diluted earnings per share	$.10	$.02

Weighted average number of shares outstanding (in thousands)
Basic	6,410	6,384
Diluted	6,428	6,393

INTERNATIONAL ABSORBENTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars, in thousands)

	Three Months Ended
	April 30,	April 30,
	2007	2006
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$623	$142
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	352	347
Stock-based compensation	94	101
Deferred tax	59	45
Changes in operating assets and liabilities
Accounts receivable	73	(113)
Inventory	(107)	(100)
Prepaid expenses	(102)	(75)
Accounts payable and accrued liabilities	(576)	278
Income tax receivable/payable	22	(3)
Due to related party	6	4

Net cash flows from operating activities	444	626

Cash flows from investing activities
Purchase of short-term investments	—	(1)
Proceeds from short-term investments	—	—
Purchase of property, plant and equipment	(1,410)	(664)
Changes in restricted cash	695	—

Net cash flows from investing activities	(715)	(665)

Cash flows from financing activities
Repayment of long-term debt	(50)	(33)
Proceeds from exercise of stock options	—	188

Net cash flows from financing activities	(50)	155

Net change in cash	(321)	116
Cash and cash equivalents, beginning of period	2,277	2,198

Cash and cash equivalents, end of period	$1,956	$2,314

Supplemental Cash flow Information
Cash paid for interest	$96	$73

Cash paid for income taxes	$330	$79

Non-cash investing activities
Change in property, plant and equipment and accounts payable and accrued liabilities for purchase of plant and equipment	$357	$81

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
These unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States and the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial statements. The accompanying interim condensed consolidated financial statements do not include all notes normally included in our audited annual consolidated financial statements and 10-K and therefore should be read in conjunction with our annual consolidated financial statements and notes thereto for the year ended January 31, 2007 included in the Company’s annual report on Form 10-K. The accompanying condensed consolidated financial statements include all normal recurring adjustments which, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at April 30, 2007 and January 31, 2007, its results of operations for the three months ended April 30, 2007 and 2006 and the statement of cash flows for the three months ended April 30, 2007 and 2006. The results of operations for the three months ended April 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year or future periods.
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
New Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income tax positions (“tax positions”) in accordance with Statement of Financial Accounting Standards (“SFAS”) 109, Accounting for Income Taxes. The Company adopted FIN No. 48 on January 1, 2007 and has recognized, in its consolidated financial statements, the tax effects of all tax positions that are “more-likely-than-not” to be sustained on audit based solely on the technical merits of those positions as of April 30, 2007. The term “more-likely-than-not” means a likelihood of more than 50%. FIN No. 48 also provides guidance on new disclosure requirements, reporting and accrual of interest and penalties, accounting in interim periods and transition. Only tax positions that meet the “more-likely-than-not” threshold on the reporting date may be recognized. The cumulative effect of adoption of FIN No. 48, which is reported as an adjustment to the beginning balance of retained earnings, was $83,000. The Company classifies interest and penalties on tax uncertainties as components of the provision for income taxes.
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

Stock-based employee compensation
Prior to February 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”) and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no stock-based compensation expense was recognized in the income statement for the three-month period ended April 30, 2005, as all unvested options granted under the Company’s stock-based employee compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant. As permitted by SFAS No. 123, stock-based compensation was included as a pro forma disclosure in the notes to the Company’s consolidated financial statements for the three-month period ended April 30, 2005.
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
Total stock-based compensation expense recognized in the income statement for the three months ended April 30, 2007 and April 30, 2006 was $93,000 and $99,000, respectively, before income taxes, of which $5,000 and $10,000 was recognized in cost of goods sold and $88,000 and $89,000 was recognized in selling, general and administrative expenses, respectively. Related total deferred tax benefit was nil for the three months ended April 30, 2007 and April 30, 2006. Total unrecognized compensation costs related to stock options at April 30, 2007 and April 30, 2006 was $720,000 and $969,000, respectively, net of estimated forfeitures. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of approximately 35 months.
SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes-Merton (“BSM”) option valuation model, which incorporates various assumptions including volatility, expected life, and interest rates. The assumptions used for the three-month periods ended April 30, 2007 and April 30, 2006 and the resulting estimates of weighted-average fair value per share of options granted during those periods are as follows:

	2008	2007
a) risk free interest rate	4.68%	4.93%
b) expected volatility	106.0%	128.5%
c) expected dividend yield	0.00%	0.00%
d) estimated average life (in years)	5.80	5.80
e) weighted-average fair value per share	$2.97	$2.87
The expected life of the options represents a weighted average of the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. The expected stock price volatility is based on the historical volatility of the Company’s stock, for the related vesting periods. The risk-free interest rate is based on the implied yield currently available in U.S. Treasury securities at maturity with an equivalent term. The Company has not paid dividends in the past and does not plan to pay any dividends in the near future.
Other stock-based compensation
The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees and non-employee directors in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services” (“EITF 96-18”). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by

EITF 96-18. Stock-based compensation recognized under SFAS No. 123 and EITF 96-18 was $1,000 and $2,000 during the three-month periods ended April 30, 2007 and 2006, respectively.
2. Share Capital
Common Shares

(U.S. dollars, in thousands)	Shares	Capital
Common shares outstanding, January 31, 2007	6,410	$8,487
Common shares outstanding, April 30, 2007	6,410	$8,487
Options
Stock options outstanding at April 30, 2007 and January 31, 2007 were 564,150 and 536,100, respectively. During the three months ended April 30, 2007, no options were exercised, 71,950 options were forfeited or expired, and 100,000 options were granted.
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
Business Segment Data — Three Months Ended April 30, 2007

	Animal
(U.S. dollars, in thousands)	Care	Industrial	Consolidated
Revenues	$8,164	$201	$8,365
Operating cost and expenses	6,697	219	6,916

Operating income (loss) before depreciation and amortization	1,467	(18)	1,449
Depreciation and amortization			(352)
Interest expense			(87)
Interest income			24

Net income before taxes			$1,034

Business Segment Data — Three Months Ended April 30, 2006

	Animal
(U.S. dollars, in thousands)	Care	Industrial	Consolidated
Revenues	$6,376	$245	$6,621
Operating cost and expenses	5,657	276	5,933

Operating income (loss) before depreciation and amortization	719	(31)	688
Depreciation and amortization			(347)
Interest expense			(86)
Interest income			18

Net income before taxes			$273

4. Inventories components

	April 30,	January 31,
(U.S. dollars, in thousands)	2007	2007
Raw materials and supplies	$1,534	$1,569
Finished goods	1,794	1,652

	$3,328	$3,221

5. Property, Plant and Equipment

	April 30,	January 31,
(U.S. dollars, in thousands)	2007	2007
Property, plant and equipment
Land	$1,547	$1,547
Buildings	8,551	8,534
Leasehold improvements	630	630
Equipment	11,333	10,996
Construction in progress	3,726	2,313

	$25,787	$24,020
Less: Accumulated depreciation	(6,268)	(5,924)

	$19,519	$18,096

6. Credit arrangements
On May 23, 2007, Absorption renewed a bank line of credit with Branch Banking & Trust Co. that provides for up to $2,000,000 of cash borrowings for general corporate purposes which is secured by accounts receivable and inventories of Absorption. Interest is payable on funds advanced at the one-month London Interbank Offered Rate (“LIBOR”) plus 2.5%. The line of credit matures on May 23, 2009. At April 30, 2006, the Company had not drawn against the line of credit.
7. Long-term debt
On September 14, 2006, the Company entered into a bond financing agreement in the amount of $1,600,000 with GE Capital Public Finance, Inc. (“GECPF”) to fund the purchase and installation of manufacturing equipment to be used in connection with the relocation of the Bellingham, Washington production facility to the new Ferndale, Washington manufacturing and warehouse facility. GECPF agreed to fund and guarantee the Economic Development Revenue Bond issued by the Washington State Economic Finance Authority at a fixed interest rate of 5.70%, amortized over 90 months with interest-only payments during the six months of construction. If Absorption defaults under the terms of the loan agreement, including failure to pay any amount when due or violating any of the financial and other covenants, GECPF may accelerate all amounts then-owing under the bond. Costs incurred in issuing the bond was $32,000. The bond is secured by the equipment financed. At April 30, 2007 and January 31, 2007 the balance outstanding was $1,584,000 and $1,600,000, respectively.
In September of 2004, the Company completed a $4,900,000 tax-exempt bond financing. Of the total proceeds from the financing, $2,099,000 were used to pay off the loan held by Branch Banking &Trust Co., $98,000 was paid for costs of issuance and the remaining proceeds of $2,703,000 were placed in a trust account to be used to finish the construction of the new production facility located in Jesup, Georgia. The bonds were issued by Wayne County Industrial Development Authority in the state of Georgia. The bonds have a variable rate equal to Branch Banking & Trust Co.’s Variable Rate Demand Bond “VRDB” rate ( 3.95 % as of April 26, 2007) plus a letter of credit fee of 0.95%, a remarketing fee of 0.125% and a $2,000 annual trustee fee. The term of these bonds is seven years for the equipment portion and 15 years for the real estate portion. At both April 30, 2007 and January 31, 2007, the debt outstanding was $4,300,000. The letter of credit expires September 2, 2011, at which time it will need to be renewed.
In March 2003, the Company completed a $2,910,000 bond financing, comprised of $2,355,000 as tax exempt and $555,000 as taxable. The bonds were issued through the Washington Economic Development Finance Authority in Washington State. The purchaser and holder of the bonds is GECPF. The tax exempt bonds have a fixed rate of 5.38% with a term of 190 months, maturing February 2019, and with interest-only payments for the first 52 months. The taxable bonds have a fixed rate of 5.53% a term of 52 months, with a maturity date of August 2007. The indebtedness underlying the bonds is secured by a mortgage on the real property, and a security interest in the equipment assets, located in Whatcom County, Washington. At April 30, 2007, the balance outstanding was $2,355,000 on the tax-exempt and $34,000 on the taxable bonds, respectively. At January 31, 2007, the balance outstanding was $2,355,000 on the tax-exempt and $71,000 on the taxable bonds, respectively.

8. Earnings per share

	For the three months ended
	April 30, 2007
	Net Income	Shares	Per share
	(numerator)	(denominator)	amount
Basic earnings per share
Net income available to stockholders	$623,000	6,410,328	$0.10
Effect of dilutive securities
Stock options to purchase common stock	—	17,746

Diluted earnings per shares
Net income available to stockholders	$623,000	6,428,074	$0.10

	For the three months ended
	April 30, 2006
	Net Income	Shares	Per share
	(numerator)	(denominator)	amount
Basic earnings per share
Net income available to stockholders	$142,000	6,383,806	$0.02
Effect of dilutive securities
Stock options to purchase common stock	—	9,633

Diluted earnings per shares
Net income available to stockholders	$142,000	6,393,439	$0.02

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

	Three Months Ended
	April 30,
	2007	2006
Stock options excluded from the computation of diluted net income per share, other than those used in the determination of common stock equivalents disclosed above	384,150	412,400
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
The financial results from the first quarter of fiscal year 2008 met the expectations of management. We exceeded our projections for both top line sales (see “Net Sales” below) and bottom line profits (see “Net Income” below). As described in the “Gross Profits” discussion below, we met expectations for gross profits even with high promotional costs and high energy costs. We were also able to slightly reduce our sales, general and administrative expenses below our expectations.
During fiscal year 2008, we continue to focus our sales and marketing efforts on our market leading CareFRESH®, CareFRESH® Ultra, and CareFRESH® Colors brands of small animal bedding products. We also continue to aggressively sell our Healthy Pet™ Cat Litter line. Healthy Pet™ Cat Litter is a line of cat litters in which our distributors are offered a selection of five cat litters designed to be displayed together in one section of shelf space. They are all made of natural products in keeping with our corporate philosophy of being environmentally friendly. Because these are relatively new product lines, management believes it is too early to be able to predict if these growth trends will continue.
Even though we are currently experiencing significant infrastructure-related costs, we believe our progress with the sales of new product lines will continue to move us toward developing more diversified sources of income, which we anticipate will help reduce the risks associated with a substantial reliance on sales from a single product.
Results of Operations
The following table illustrates our financial results for the first quarter of fiscal year 2008 as compared to the same quarter of the prior fiscal year. (U.S. dollars, in thousands):

	April 30,	Percent	April 30,	Percent	Percentage
	2007	of Sales	2006	of Sales	Change
Sales	8,365	100%	6,621	100%	26%
COGS	5,598	67%	4,566	69%	23%

Gross Profit	2,767	33%	2,055	31%	35%

S G & A	1,670	20%	1,714	26%	-3%

Income from operations	1,670	20%	341	5%	390%

Interest Income	24	0%	18	0%	33%
Interest Expense	(87)	-1%	(86)	-1%	1%

Profit before taxes	1,034	12%	273	4%	279%

Income Taxes	(411)	-5%	(131)	-2%	214%

Net Income	623	7%	142	2%	339%

Net Sales
In the first quarter of fiscal year 2008, our net sales increased by 26% over the same quarter in fiscal year 2007. All of this growth in net sales was a result of the growth in sales of our animal care products. During the first quarter of fiscal year 2008, net sales for animal care products grew from $6,376,000 to $8,164,000, as compared to the same period of fiscal year 2007. Net sales of our industrial products decreased from $245,000 to $201,000 for the first quarters of fiscal years 2008 and 2007, respectively. There were two key sources of growth in our animal care product lines. First, we had strong seasonal promotional activity during the quarter. Second, the sales growth of several of our products, including CareFRESH® Ultra™ and CareFRESH® Colors was strong. Our strategy in regard to our industrial line of products has remained the same, which is to effectively service existing customers while focusing growth on animal care products.
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
Gross Profit
Our Georgia production facility continued to make progress at increasing its production rate and efficiencies during the first quarter of fiscal year 2008. Our facilities continue to work towards overcoming the additional burdens of increases in utility rates, increased depreciation, and increased fuel surcharges on freight. Gross margin (gross profit divided by sales) improved to 33% in the first quarter of fiscal year 2008 from 31% in the first quarter of fiscal year 2007. The high cost of energy, transportation, and raw materials were leading factors placing downward pressure on our gross margin, which were off-set by increased production efficiencies.
As discussed in Note 3 (“Segmented Information”) to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, operating income including selling, general and administrative expenses, but before depreciation for our animal care product segment, increased by 104% in the first quarter of fiscal year 2008 as compared to the same quarter in fiscal year 2007. Operating loss before depreciation for our industrial product segment decreased by 42% comparing the first quarter of fiscal year 2007 to fiscal year 2008.
For fiscal year 2008 we continue to expect that our gross margin will remain in the range of 30% to 34%. The reasons for this expectation are as follows. First, the cost savings we had projected from reduced transportation costs resulting from shipping to east coast customers from the Georgia production facility have been offset by increases in fuel charges. However, without this facility being located where it is, margin expectations would be even lower. Second, we are not achieving the overall reduced costs of raw materials that we had initially expected due to: our product mix (with increased sales of our higher-cost products); slow reactions from raw material suppliers in response to our request for additional supplies; increases in the prices of petroleum-based product prices, such as the cost of plastic bags; and the shortage of key low-cost raw material sources for certain of our facilities. Third, in the third quarter of fiscal year 2007 we began moving our Bellingham, Washington plant to our new Ferndale, Washington facility. During the fourth quarter of fiscal year 2007 and the first and second quarters of fiscal year 2008, we continued to incur relocation and commissioning costs, which could further reduce our gross margin. Fourth, additional depreciation charges resulting from our new production facilities will also have a negative effect on our gross margin.
To offset the significant increases in the cost of natural gas, we have installed new burners to heat our dryers at our Georgia facility that operate at less than one-third the cost of our current natural gas burners. The new burners became operational during the fourth quarter of fiscal year 2007. As we continue to use this technology, we expect it to become more efficient and, as a result, we should move closer to achieving the projected cost savings at our Georgia facility. The same type of burner technology has been installed at out Ferndale, Washington facility. We plan to continue to make capital investments in technology at all of our facilities to help decrease the costs of production.

Selling, Administrative and General Expenses
During the first quarter of fiscal year 2008, our selling, general and administrative expenses decreased by 3% as compared to the same quarter in fiscal year 2007.
The first quarter of fiscal year 2007 was the first period under which we were required to account for stock-based compensation under SFAS No. 123(R). As a result, we incurred $93,000 in stock-based compensation during the first quarter of fiscal year 2008 as compared to $99,000 during the same periods of the prior year. Of this amount, $88,000 was included in selling, general and administrative expenses. Costs resulting from our compliance with requirements of the SEC and the American Stock Exchange (“AMEX”) continue to have an impact on our general and administrative expenses. Moreover, we now have overhead expenses related to operating our Georgia facility, increased property taxes on both of our new facilities, and increased depreciation expense. We anticipate that these factors, along with our new stock-based compensation expenses, will continue to increase general and administrative expenses during fiscal year 2008.
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
Interest Expense
Interest expense during the first quarter of fiscal year 2008 totaled $87,000 as compared to $86,000 during the first quarter of fiscal year 2007. This slight increase was due to interest rate increases for our variable interest rate bonds that constitute the debt facility for the Georgia plant. The move of our Bellingham, Washington facility to be completed during fiscal year 2008 has resulted in additional interest charges, which will be capitalized until the new facility is in operation.
Income Tax
Absorption incurred federal income taxes during the first quarter of fiscal year 2008 at an effective rate of 40%. The effective rate is higher due to the recognition of stock-based compensation expenses from stock options that are not deductible for federal income taxes. We anticipate that we will have a higher effective rate going forward, although the rate itself will be higher or lower depending on the ratio of net income before taxes to stock-based compensation recognized in a particular period. Losses incurred in Canada by International Absorbents have been fully reserved through the recording of a valuation allowance as Canadian net operating losses and deferred tax assets are not expected to be utilized in future periods.
Net Income
Our net income for the quarter ended April 30, 2007 increased by 339% as compared to the same period in the prior fiscal year. This increase in net income over the prior fiscal year was primarily caused by increased sales, while gross margins and selling, administrative and general expenses remained flat. We feel that continued concentration on the implementation of the key components of our business plan that focus on production efficiencies and controlled costs should provide us with continued increases in production rates, which should help us to service the increase in demand for our products and generate additional revenues.
We expect that the production efficiencies that we saw at our Georgia facility in our most recent fiscal quarters will continue, as has been demonstrated by the results of the quarter just ended. For the next one to two quarters, we expect to also experience efficiency challenges at our new Ferndale, Washington production facility, while we commission that plant. Once these efficiencies are stabilized and moving in the right direction, we anticipate being able to produce product at the higher end of our gross margin projections, unless there are additional downward pressures from the costs of raw materials or energy. We project that selling and administrative costs will continue to grow, but only marginally during the coming fiscal year. We will continue to invest in future marketing programs to offset competitive pressures as necessary and anticipate additional administrative costs resulting from regulatory requirements, all of which may continue to lead to increased expenses and lower net income. During fiscal year 2008 we will incur additional interest expense as a result of financing the move of our Bellingham, Washington production facility. In addition, we anticipate that increased depreciation resulting from our investment in plant and equipment will negatively affect our fiscal year 2008 net income.

Earnings Before Interest, Taxes, Depreciation, and Amortization (EBITDA)
We believe that one of our key financial and operating performance metrics is Earnings before Interest, Taxes, Depreciation, and Amortization (EBITDA). Our EBITDA increased by 111% during the first quarter of fiscal year 2008 as compared to the same quarter in fiscal year 2007. The increase for the current quarter was substantially the result of increased sales, improved gross profit margins, and controlled selling, administrative, and general expenses.
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

	For the quarter ended
(U.S. dollars in thousands)	April 30, 2007	April 30, 2006	Percentage Change
Net Income (Loss) (as reported on Condensed Consolidated Statement of Operations)	$623	$142

Interest expense	87	86
Interest income	(24)	(18)
Income tax provision	411	131
Depreciation & amortization	352	347

EBITDA	$1,449	$688	111%
During the fiscal year 2008 management will continue to focus on EBITDA as a key performance indicator.
Liquidity and Capital Resources
During the first quarter of fiscal year 2008 we continued making progress on the third phase of our three-phase capital expansion plan. This three-phase plan includes: the building of the new manufacturing and warehousing facility in Ferndale, Washington, which is now complete; the building of a new production facility in Georgia, which has also been completed; and the move of the Bellingham, Washington manufacturing facility to the Ferndale, Washington location, which we commenced during the third quarter of fiscal year 2007 (engineering was started during the second quarter of fiscal year 2007) and are currently entering the commissioning phase. The intent of this capital expansion plan is first, to protect our core business by reducing our production costs and decreasing the cost of shipping product to our customers; second, to give us the ability to manufacture, warehouse and distribute a wider diversity of product; and third, to increase our production capacity.
The table below illustrates the effects this capital expansion plan has had on our financial statements (U.S. dollars, in thousands):

	As of April 30,	As of January 31,
	2007	2007
Financial Condition
Total Assets	$28,141	$27,691
Total Liabilities	12,117	12,301
Total Equity	$16,024	$15,390

Debt/equity ratio	0.76	0.80
Assets/debt ratio	2.32	2.25

Working Capital
Current assets	$8,364	$9,329

	As of April 30,	As of January 31,
	2007	2007
Current liabilities	$3,791	$3,945

Current ratio	2.21	2.36

Cash Position
Cash, restricted cash & short term investments	$2,407	$3,423
Cash generated from operations	$444	$2,416 *

*	for the entire year ended January 31, 2007
Financial Condition
During the first quarter of fiscal year fiscal year 2008, the value of our total assets increased. This was primarily the result of the addition of fixed assets related to the move of our Bellingham, Washington plant and from cash generated from operating activities. We also had a decrease in total liabilities resulting from principal payments made on long-term debt.
As discussed under Note 7 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we currently have three long-term debt facilities, including our September 2006 bond financing arrangement with GE Capital Public Finance, Inc (“GECPF”), our March 2003 bond financing with GECPF and our September 2004 tax-exempt bond financing with BB & T.
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
Working Capital
During the first quarter of fiscal year 2008, our working capital position decreased. The majority of the decrease was due to cash spent on moving the Bellingham, Washington facility to our new Ferndale, Washington location, which resulted in a decrease of current assets. Current liabilities decreased primarily due to using cash to pay down accounts payable balances resulting from credit purchases made relating to the plant move, off-set by a slight increase in the current portion of long term debt as a result of the issuance of industrial revenue bonds during the prior fiscal year.
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
Cash Position
We believe that our existing cash on hand, long-term debt and available line of credit currently provide us with enough cash to meet our existing needs for the foreseeable future. Cash and investments decreased during the first quarter of fiscal year 2008, primarily as a result of cash being invested in capital assets related to the move of the Bellingham, Washington plant to Ferndale, Washington. We expect cash to increase during the balance of fiscal year 2008 even though we are investing approximately $2,000,000 in cash for our move of the Bellingham, Washington production facility, a portion of which was invested in fiscal year 2007. We believe cash balances will increase during the coming fiscal year mostly as a result of cash generated from operations. We believe that our existing $2,000,000 line of credit with BB&T will suffice in covering any potential cash shortfall during this construction and commissioning of our additional Ferndale, Washington production facility. This line of credit is secured by inventory and accounts receivable, which we anticipate should provide enough collateral to support the related debt. Interest is payable on funds advanced at the LIBOR rate plus 2.5%. The line of credit matures on May 23, 2009. As of April 30, 2007, no borrowings were outstanding under the line of credit. If we do borrow against this line of credit, we intend to pay it off before the end of fiscal year 2008. We will continue to closely monitor both current liabilities and current assets as they relate to the generation of cash, with an emphasis on maximizing potential sources of cash.
Cash Generated from Operations
During the first quarter of fiscal year fiscal year 2008 we generated $444,000 in cash from operating activities. If our sales continue to increase and we are able to continue to profitably produce our products, we should be able to continue to generate cash from operating activities during the balance of fiscal year 2008, although it cannot be assured that this will be the case.
Financing and Investing Activities
Cash used for financing activities during the first quarter of fiscal year 2008 was $50,000. This was the result of cash used to make principal payments on long-term debt. Cash was used during the first quarter of fiscal year 2008 for investing activities mainly related to the move of the Bellingham, Washington production facility. Also, the cash related to the debt facility for the plant move was drawn from a restricted account to be released as construction progresses. Cash used in investing activities during the first quarter of fiscal year 2008 was approximately $715,000.
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
Phase two of our production expansion plan was the commissioning of the facility located in Georgia. We purchased approximately fifteen acres of real property in Jesup, Georgia, with an existing 41,000 square foot facility, during August 2003 for $140,000, which we subsequently sold to, and leased back from, Wayne County IDA, as described in more detail in our Annual Report on Form 10-K for the fiscal year ended January 31, 2007. We began construction during the fourth quarter of fiscal year 2004 on this property. The total project was completed at a cost of $6,650,000. Of the total cost, approximately $4,900,000 was financed through a long-term bank debt instrument and the balance was financed with cash on hand. The annual interest expense of the debt used to finance this facility is approximately $149,000 a year. This plant is now fully functional.
The third phase of our production expansion plan is the relocation of our Bellingham, Washington production facility to our new Ferndale, Washington facility. This phase began during the second quarter of fiscal year 2007 and is estimated to cost approximately $3,600,000. Of this amount, $2,000,000 will come from cash and the remaining $1,600,000 was generated through our September 2006 bond financing with GECPF, as described above. We expect to begin commissioning this facility during the first half of fiscal year 2008 and hope to achieve minimal levels of efficiency by the middle of fiscal year 2008.
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
Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated condensed financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. The SEC has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. For additional information, see the notes to consolidated condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q and also please refer to our Annual Report on Form 10-K for the year ended January 31, 2007 for a more detailed discussion of our critical accounting policies. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions or conditions.
During the quarter ended April 30, 2007, we did not make any material changes in or to our critical accounting policies.
FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements. They can be identified by the use of forward-looking words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates” or other comparable words, or by discussions of strategy, plans or goals that involve risks and uncertainties that could cause actual results to differ materially from those currently anticipated. You are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those set forth in our Annual Report on Form 10-K for the year ended January 31, 2007 and as described from time to time in our reports filed with the SEC, including this Quarterly Report on Form 10-Q. Forward-looking statements include, but are not limited to, statements referring to our future growth strategies, prospects for the future, potential financial results, market and product line growth, abilities to enter new markets, ability to introduce new products, benefits from infrastructure improvements and our competitiveness and profitability as a result of new sales and marketing programs.
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are subject from time to time to claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business, financial position or results of operations.

ITEM 1A. RISK FACTORS
Please see our Annual Report on Form 10-K for the year ended January 31, 2007 for a detailed description of some of the risks and uncertainties that we face. There have been no material changes in our risk factors from those described in that Annual Report. If any of those risks were to occur, our business, operating results and financial condition could be seriously harmed.
ITEM 5. OTHER INFORMATION
On May 23, 2007, Absorption renewed a bank line of credit with Branch Banking & Trust Co. that provides for up to $2,000,000 of cash borrowings for general corporate purposes which is secured by accounts receivable and inventories of Absorption. Interest is payable on funds advanced at the one-month London Interbank Offered Rate (“LIBOR”) plus 2.5%. The line of credit matures on May 23, 2009. At April 30, 2006, the Company had not drawn against the line of credit.
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

INTERNATIONAL ABSORBENTS INC. (Registrant)
Date: June 13, 2007	/s/ GORDON L. ELLIS
Gordon L. Ellis
President and Chief Executive Officer (Principal Executive Officer)

Date: June 13, 2007	/s/ DAVID H. THOMPSON
David H. Thompson
Secretary and Chief Financial Officer (Principal Financial Officer)