Form 10-Q
period 2007-07-31
INTERNATIONAL ABSORBENTS INC
filed 2007-09-12
CIK 813634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-31642
INTERNATIONAL ABSORBENTS INC.
(Exact name of registrant as specified in its charter)

Province of British Columbia, Canada (State or other jurisdiction of incorporation or organization)	98-0487410 (I.R.S. Employer Identification No.)

1569 Dempsey Road North Vancouver, British Columbia, Canada	V7K 1S8
(Address of principal executive offices)	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 31, 2007
Common Shares, no par value per share	6,410,328 shares

PART I            FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS
INTERNATIONAL ABSORBENTS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars, in thousands)

	As at	As at
	July 31,	January 31,
	2007	2007
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$1,485	$2,277
Restricted cash	—	1,146
Accounts receivable, net	2,347	2,373
Inventories, net	4,098	3,221
Prepaid expenses	142	126
Deferred income tax asset	73	186

Total current assets	8,145	9,329

Property, plant and equipment, net	19,813	18,096
Other assets, net	251	266

Total assets	$28,209	$27,691

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$2,558	$2,933
Related party payable	6	5
Current portion of long-term debt	847	805
Income taxes payable	247	202

Total current liabilities	3,658	3,945

Deferred income tax liability	955	835
Long-term debt	7,345	7,521

Total liabilities	11,958	12,301

Stockholders’ equity:

Common stock, no par value; 100,000,000 shares authorized, 6,410,328 issued and outstanding at July 31, 2007 and January 31, 2007	8,487	8,487

Additional paid in capital	1,194	999

Retained earnings	6,570	5,904

Total stockholders’ equity	16,251	15,390

Total liabilities and stockholders’ equity	$28,209	$27,691

INTERNATIONAL ABSORBENTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars, in thousands, except for per share amounts)

	Six Months Ended		Three Months Ended
	July 31,	July 31,	July 31,	July 31,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Sales, net	$15,766	$13,921	$7,401	$7,300
Cost of goods sold	10,963	9,708	5,365	5,142

	4,803	4,213	2,036	2,158

Selling, general and administrative expenses	3,391	3,370	1,721	1,656

Income from operations	1,412	843	315	502
Interest expense	(188)	(177)	(101)	(91)
Interest income	47	53	23	35

Income before provision for income tax	1,271	719	237	446

Income tax provision	(522)	(315)	(111)	(184)

Net income	$749	$404	$126	$262

Basic earnings per share	$.12	$.06	$.02	$.04
Fully diluted earnings per share	$.12	$.06	$.02	$.04

Weighted average number of shares outstanding (in thousands)
Basic	6,410	6,397	6,410	6,410
Diluted	6,464	6,401	6,511	6,410

INTERNATIONAL ABSORBENTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars, in thousands)

	Six Months Ended
	July 31,	July 31,
	2007	2006
	(unaudited)	(unaudited)
Cash flows from operating activities

Net income	$749	$404
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	779	743
Loss on disposal of assets	164	—
Stock-based compensation	195	202
Deferred tax	150	65
Changes in operating assets and liabilities
Accounts receivable	26	49
Inventory	(877)	(120)
Prepaid expenses	(16)	(46)
Accounts payable and accrued liabilities	(420)	12
Income tax receivable/payable	45	87
Due to related party	1	—

Net cash flows from operating activities	796	1,396

Cash flows from investing activities
Purchase of short-term investments	—	(2)
Purchase of property, plant and equipment	(2,600)	(1,176)
Purchase of other assets	—	(19)
Changes in restricted cash	1,146	—

Net cash flows from investing activities	(1,454)	(1,197)

Cash flows from financing activities
Repayment of long-term debt	(134)	(67)
Proceeds from exercise of stock options	—	188

Net cash flows from financing activities	(134)	121

Net change in cash	(792)	320
Cash and cash equivalents, beginning of period	2,277	2,198

Cash and cash equivalents, end of period	$1,485	$2,518

Supplemental Cash flow Information
Cash paid for interest	$193	$78

Cash paid for income taxes	$330	$154

Non-cash investing activities
Change in property, plant and equipment and accounts payable for purchase of plant and equipment	$45	$7

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
These unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. The accompanying interim condensed consolidated financial statements do not include all notes normally included in our audited annual consolidated financial statements and 10-K and therefore should be read in conjunction with our annual consolidated financial statements and notes thereto for the year ended January 31, 2007 included in the Company’s annual report on Form 10-K. The accompanying interim condensed consolidated financial statements include all normal recurring adjustments which, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at July 31, 2007 and January 31, 2007, its results of operations for the six and three months ended July 31, 2007 and 2006 and the statement of cash flows for the six months ended July 31, 2007 and 2006. The results of operations for the six months ended July 31, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year or future periods.
Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for doubtful accounts and finance charges, income taxes, deferred income taxes and the related tax valuation allowance and sales incentives.
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
Stock-based employee compensation
Prior to February 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”) and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Accordingly, no stock-based compensation expense was recognized in the income statement for the six- and three-month periods ended July 31, 2005, as all unvested options granted under the Company’s stock-based employee compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant.
Effective February 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share Based Payment” using the modified prospective transition method. Under that transition method, compensation cost recognized in the six- and three-month periods ended July 31, 2006 includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based payments granted subsequent to February 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated, as provided for under the modified-prospective method.
Total stock-based compensation expense recognized in the income statement for the six-month periods ended July 31, 2007 and 2006 was $194,000 and $197,000, respectively, before income taxes, of which $10,000 and $20,000 was recognized in cost of goods sold and $184,000 and $177,000 was recognized in selling, general and administrative expenses, respectively. Related total deferred tax benefit was nil for the six months ended July 31, 2007 and July 31, 2006. Total unrecognized compensation costs related to stock options at July 31, 2007 and July 31, 2006 was $618,000 and $866,000, respectively, net of estimated forfeitures. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of approximately 32 months.
Total stock-based compensation expense recognized in the income statement for the three-month periods ended July 31, 2007 and 2006 was $101,000 and $98,000, respectively, before income taxes, of which $5,000 and $10,000 was recognized in cost of goods sold and $96,000 and $88,000 was recognized in selling, general and administrative expenses, respectively. Related total deferred tax benefit was nil for the three months ended July 31, 2007 and July 31, 2006.
SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes-Merton (“BSM”) option valuation model, which incorporates various assumptions including volatility, expected life, and interest rates. The assumptions used for the six- and three-month periods ended July, 2007 and July 31, 2006 and the resulting estimates of weighted-average fair value per share of options granted during those periods are as follows:

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
Other stock-based compensation
The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees and non-employee directors in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services” (“EITF 96-18”). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by

EITF 96-18. Stock-based compensation recognized under SFAS No. 123 and EITF 96-18 was $2,000 and $5,000 during the six-month periods ended July 31, 2007 and 2006, respectively.
Options
Stock options outstanding at July 31, 2007 and January 31, 2007 were 564,150 and 536,100, respectively. During the six months ended July 31, 2007, no options were exercised, 71,950 options were forfeited, and 100,000 options were granted.
2. Share Capital
Common Shares (U.S. dollars, in thousands)

	Shares	Capital
Common shares outstanding, January 31, 2007	6,410	$8,487
Common shares outstanding, July 31, 2007	6,410	$8,487
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
Business Segment Data – Six Months Ended July 31, 2007

	Animal
(U.S. dollars, in thousands)	Care	Industrial	Consolidated
Revenues	$15,353	$413	$15,766
Operating cost and expenses	13,134	441	13,575

Operating income (loss) before depreciation and amortization	2,219	(28)	2,191
Depreciation and amortization			(779)
Interest expense			(188)
Interest Income			47

Net income before taxes			$1,271

Business Segment Data — Six Months Ended July 31, 2006

	Animal
(U.S. dollars, in thousands)	Care	Industrial	Consolidated
Revenues	$13,314	$607	$13,921
Operating cost and expenses	11,707	628	12,335

Operating income (loss) before depreciation and amortization	1,607	(21)	1,586
Depreciation and amortization			(743)
Interest expense			(177)
Interest Income			53

Net income before taxes			$719

Business Segment Data – Three Months Ended July 31, 2007

	Animal
(U.S. dollars, in thousands)	Care	Industrial	Consolidated
Revenues	$7,189	$212	$7,401
Operating cost and expenses	6,437	222	6,659

Operating income (loss) before depreciation and amortization	752	(10)	742
Depreciation and amortization			(427)
Interest expense			(101)
Interest income			23

Net income before taxes			$237

Business Segment Data – Three Months Ended July 31, 2006

	Animal
(U.S. dollars, in thousands)	Care	Industrial	Consolidated
Revenues	$6,938	$362	$7,300
Operating cost and expenses	6,050	352	6,402

Operating income (loss) before depreciation and amortization	888	10	898
Depreciation and amortization			(396)
Interest Expense			(91)
Interest Income			35

Net income before taxes			$446

4. Inventories components

	July 31,	January 31,
(U.S. dollars, in thousands)	2007	2007
Raw materials and supplies	$2,059	$1,569
Finished goods	2,039	1,652

	$4,098	$3,221

5. Property, Plant and Equipment

	July 31,	January 31,
(U.S. dollars, in thousands)	2007	2007
Property, plant and equipment
Land	$1,547	$1,547
Buildings	8,732	8,534
Leasehold improvements	—	630
Equipment	14,649	10,996
Construction in progress	246	2,313

	$25,174	$24,020
Less: Accumulated depreciation	(5,361)	(5,924)

	$19,813	$18,096

6. Credit arrangements
On May 23, 2007, Absorption renewed a bank line of credit with Branch Banking & Trust Co. that provides for up to $2,000,000 of cash borrowings for general corporate purposes which is secured by accounts receivable and inventories of Absorption. Interest is payable on funds advanced at the one-month London Interbank Offered Rate (“LIBOR”) plus 2.5%. The line of credit matures on May 23, 2009. At July 31, 2007, the Company had not drawn against the line of credit.
7. Long-term debt
On September 14, 2006, the Company entered into a bond financing agreement in the amount of $1,600,000 with GE Capital Public Finance, Inc. (“GECPF”) to fund the purchase and installation of manufacturing equipment to be used in connection with the relocation of the Bellingham, Washington production facility to the new Ferndale, Washington manufacturing and warehouse facility. GECPF agreed to fund and guarantee the Economic Development Revenue Bond issued by the Washington State Economic Finance Authority at a fixed interest rate of 5.70%, amortized over 90 months with interest-only payments during the six months of construction. If Absorption defaults under the terms of the loan agreement, including failure to pay any amount when due or violating any of the financial and other covenants, GECPF may accelerate all amounts then-owing under the bond. Costs incurred in issuing the bond were $32,000. The bond is secured by the equipment financed. At July 31, 2007 and January 31, 2007 the balance outstanding was $1,537,379 and $1,600,000, respectively.
In September of 2004, the Company completed a $4,900,000 tax-exempt bond financing. Of the total proceeds from the financing, $2,099,000 were used to pay off the loan held by Branch Banking &Trust Co., $98,000 was paid for costs of issuance and the remaining proceeds of $2,703,000 were placed in a trust account to be used to finish the construction of the new production facility located in Jesup, Georgia. The bonds were issued by Wayne County Industrial Development Authority in the state of Georgia. The bonds have a variable rate equal to Branch Banking & Trust Co.’s Variable Rate Demand Bond “VRDB” rate ( 3.75 % as of July 26, 2007) plus a letter of credit fee of 0.95%, a remarketing fee of 0.125% and a $2,000 annual trustee fee. The term of these bonds is seven years for the equipment portion and 15 years for the real estate portion. At both July 31, 2007 and January 31, 2007, the debt outstanding was $4,300,000. The letter of credit expires September 2, 2011, at which time it will need to be renewed.
In March 2003, the Company completed a $2,910,000 bond financing, comprised of $2,355,000 as tax exempt and $555,000 as taxable. The bonds were issued through the Washington Economic Development Finance Authority in Washington State.

The purchaser and holder of the bonds is GECPF. The tax exempt bonds have a fixed rate of 5.38% with a term of 190 months, maturing February 2019, and with interest-only payments for the first 52 months. The taxable bonds have a fixed rate of 5.53% a term of 52 months, with a maturity date of August 2007. The indebtedness underlying the bonds is secured by a mortgage on the real property, and a security interest in the equipment assets, located in Whatcom County, Washington. At July 31, 2007, the balance outstanding was $2,355,000 on the tax-exempt and $-0- on the taxable bonds, respectively. At January 31, 2007, the balance outstanding was $2,355,000 on the tax-exempt and $71,000 on the taxable bonds, respectively.
8. Earnings per share

	For the six months ended
	July 31, 2007
	Net Income	Shares	Per share
(U.S. dollars)	(numerator)	(denominator)	amount
Basic earnings per share
Net income available to stockholders	$749,000	6,410,328	$0.12
Effect of dilutive securities
Stock options to purchase common stock	—	53,511

Diluted earnings per shares
Net income available to stockholders	$749,000	6,463,839	$0.12

	For the six months ended
	July 31, 2006
	Net Income	Shares	Per share
	(numerator)	(denominator)	amount
Basic earnings per share
Net income available to stockholders	$404,000	6,397,287	$0.06
Effect of dilutive securities
Stock options to purchase common stock	—	4,024

Diluted earnings per shares
Net income available to stockholders	$404,000	6,401,311	$0.06

	July 31, 2007
	Net Income	Shares	Per share
	(numerator)	(denominator)	amount
Basic earnings per share
Net income available to stockholders	$126,000	6,410,328	$0.02
Effect of dilutive securities
Stock options to purchase common stock	—	100,682

Diluted earnings per shares
Net income available to stockholders	$126,000	6,511,010	$0.02

	For the three months ended
	July 31, 2006
	Net Income	Shares	Per share
	(numerator)	(denominator)	amount
Basic earnings per share
Net income available to stockholders	$262,000	6,410,328	$0.04
Effect of dilutive securities
Stock options to purchase common stock	—	—

Diluted earnings per shares
Net income available to stockholders	$262,000	6,410,328	$0.04

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

	For the six months ended
	July 31,
	2007	2006
Stock options excluded from the computation of diluted net income per share, other than those used in the determination of common stock equivalents disclosed above	284,150	539,450

	For the three months ended
	July 31,
	2007	2006
Stock options excluded from the computation of diluted net income per share, other than those used in the determination of common stock equivalents disclosed above	—	539,450

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
The year to date financial results for the six months ended July 31, 2007 met the expectations of management both in terms of top line sales (see “Net Sales” below) and bottom line profits (see “Net Income” below). As described in the “Gross Profits” discussion below, we met expectations for gross profits which had been expected to be down due to the move of our Bellingham, Washington manufacturing plant. We were also able to slightly reduce our sales, general and administrative expenses below our expectations.
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
Even though we have recently experienced significant infrastructure-related costs, we believe our progress with the sales of new product lines will continue to move us toward developing more diversified sources of income, which we anticipate will help reduce the risks associated with a substantial reliance on sales from a single product.

Results of Operations
The following table illustrates our financial results for the second quarter of fiscal year 2008 as compared to the same quarter of the prior fiscal year. (U.S. dollars, in thousands):

	July 31,	Percent	July 31,	Percent	Percentage
	2007	of Sales	2006	of Sales	Change
Sales	7,401	100%	7,300	100%	1%
COGS	5,365	72%	5,142	70%	4%

Gross Profit	2,036	28%	2,158	30%	-6%

S G & A	1,721	23%	1,656	23%	4%

Income from operations	315	4%	502	7%	-37%

Interest Income	23	0%	35	0%	-34%
Interest Expense	(101)	-1%	(91)	-1%	11%

Profit before taxes	237	3%	446	6%	-47%

Income Taxes	(111)	0%	(184)	-3%	-40%

Net Income	126	3%	262	4%	-52%

The following table illustrates our financial results for the first six months of fiscal year 2008 as compared to the same period of the prior fiscal year. (U.S. dollars, in thousands):

	July 31,	Percent	July 31,	Percent	Percentage
	2007	of Sales	2006	of Sales	Change
Sales	15,766	100%	13,921	100%	13%
COGS	10,963	70%	9,708	70%	13%

Gross Profit	4,803	30%	4,213	30%	14%

S G & A	3,391	22%	3,370	24%	1%

Income from operations	1,412	9%	843	6%	67%

Interest Income	47	0%	53	0%	-11%
Interest Expense	(188)	-1%	(177)	-1%	6%

Profit before taxes	1,271	8%	719	5%	77%

Income Taxes	(522)	-3%	(315)	-2%	66%

Net Income	749	5%	404	3%	85%

Net Sales
In the second quarter of fiscal year 2008, our net sales increased by 1% over the same quarter in fiscal year 2007. For the six months ended July 31, 2007, net sales grew by 13% as compared to the six months ended July 31, 2006. All of this growth in net sales was a result of the growth in sales of our animal care products. During the second quarter of fiscal year 2008, net sales for animal care products grew from $6,938,000 to $7,189,000, as compared to the same period of fiscal year 2007. During the first six months of the current fiscal year animal care sales grew from $13,314,000 to 15,353,000 as compared to the same six months in the prior fiscal year. Net sales of our industrial products decreased from $362,000 to $212,000 for the second quarters of fiscal years 2007 and 2008, respectively. For the six-month periods ended July 31, 2006 and 2007, respectively, industrial sales decreased from $607,000 to $413,000.

A significant amount of promotional activity for our animal care products was canceled during the second quarter due to the move of our Bellingham, Washington manufacturing plant. We did not want to create a situation where we would not be able to service our customers, since we were not manufacturing product on the west coast for approximately six weeks. Despite the decrease in promotional activity, the sales growth of several of our products, including CareFRESH® Ultra™ and CareFRESH® Colors continued to be strong. Our strategy in regard to our industrial line of products has remained the same, which is to effectively service existing customers while focusing growth on animal care products.
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
Gross Profit
Our Georgia production facility continued to make progress at increasing its production rate and efficiencies during the first six months of fiscal year 2008. Our facilities continue to work towards overcoming the additional burdens of increases in utility rates, increased depreciation, and increased fuel surcharges on freight. Gross margin (gross profit divided by sales) remained flat at 30% comparing the first six months of fiscal year 2008 to the same period in fiscal year 2007. During the second quarter of fiscal year 2008 our gross margin dropped to 28% as compared to the same quarter in fiscal year 2007. The primary reason for this drop in gross margin were the costs related to the move of our Bellingham, Washington production facility to our new facility in Ferndale, Washington. An investment was made in continuing the employment of critical staff members during this period. We feel that this investment significantly reduced the commissioning time of the new production plant in Ferndale, Washington, because of the experience of these employees. In addition, the high cost of energy, transportation, and raw materials were leading factors placing downward pressure on our gross margin, which were off-set by increased production efficiencies.
As discussed in Note 3 (“Segmented Information”) to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, operating income including selling, general and administrative expenses, but before depreciation for our animal care product segment, decreased by 15% in the second quarter of fiscal year 2008 as compared to the same quarter in fiscal year 2007. Operating income for the six months ended July 31, 2007 increased by 38% as compared to the same period in fiscal year 2007. Operating loss before depreciation for our industrial product segment increased by 200% comparing the second quarter of fiscal year 2007 to the same period in fiscal year 2008. Operating loss before depreciation for our industrial product segment increased by 33% comparing the first six months of fiscal year 2007 to the first six months of fiscal year 2008.
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
Selling, Administrative and General Expenses
During the second quarter of fiscal year 2008, our selling, general and administrative expenses increased by 4% as compared to the same quarter in fiscal year 2007. During the first six months of fiscal year 2008 our selling, general, and administrative expenses increased by 1% as compared to the same period in fiscal year 2007.
The first quarter of fiscal year 2007 was the first period under which we were required to account for stock-based compensation under SFAS No. 123(R). As a result, we incurred $194,000 in stock-based compensation during the first six months of fiscal year 2008 as compared to $197,000 during the same periods of the prior year. Of this amount, $184,000 was included in selling, general and administrative expenses. Costs resulting from our compliance with requirements of the SEC and the American Stock Exchange (“AMEX”) continue to have an impact on our general and administrative expenses. Moreover, we now have overhead expenses related to operating our Georgia facility, increased property taxes on both of our new facilities, and increased depreciation expense.
The tables below illustrates the effect that our one-time expense of $164,000 had on our selling, general, and administrative expenses during both the second quarter and first six months of the current fiscal year as compared to the same periods in the prior fiscal year. This one-time expense was the result of a loss incurred as a result of the disposal of fixed assets associated to the closing and dismantling of our Bellingham, Washington production facility. During the second quarter of fiscal year 2008, our selling, general, and administrative expenses, adjusted for the one-time retirement of assets, decreased by 2% as compared to the same quarter in fiscal year 2007. During the first six months of fiscal year 2008 our selling, general, and administrative expenses, adjusted for the one-time retirement of assets, decreased by 15% as compared to the same period in fiscal year 2007.
The following table illustrates our selling, administrative and general expenses for the second quarter of fiscal year 2008 as compared to the same quarter in fiscal year 2007. (U.S. dollars, in thousands):

	July 31,	Percent	July 31,	Percent	Percentage
	2007	of Sales	2006	of Sales	Change
Selling, administrative and general expenses	1,721	23%	1,656	23%	4%

Retirement of assets	164	2%	0	0%

Selling, administrative and general expenses adjusted for retirement of assets	1,557	21%	1,656	23%	-6%

The following table illustrates our selling, administrative and general expenses for the first six months of fiscal year 2008 as compared to the first six months of fiscal year 2007 (U.S. dollars in thousands):

	July 31,	Percent	July 31,	Percent	Percentage
	2007	of Sales	2006	of Sales	Change
Selling, administrative and general expenses	3,391	22%	3,370	24%	-1%

Retirement of assets	164	1%	0	0%

Selling, administrative and general expenses adjusted for retirement of assets	3,227	21%	3,370	24%	-4%

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
Interest Expense
Interest expense during the second quarter of fiscal year 2008 totaled $101,000 as compared to $91,000 during the second quarter of fiscal year 2007. During the first six months of fiscal year 2008 interest expenses increased to $188,000 as compared to $177,000 for the same period of the prior year. This increase was due to interest rate increases for our variable interest rate bonds that constitute the debt facility for the Georgia plant. In addition, we are now expensing the interest on the Industrial Revenue Bonds which were issued to finance the move of our Bellingham, Washington plant.
Income Tax
Absorption incurred federal income taxes during the first two quarters of fiscal year 2008 at an effective rate of 41%. The effective rate is higher due to the recognition of stock-based compensation expenses from stock options that are not deductible for federal income taxes. We anticipate that we will have a higher effective rate going forward, although the rate itself will be higher or lower depending on the ratio of net income before taxes to stock-based compensation recognized in a particular period. Losses incurred in Canada by International Absorbents have been fully reserved through the recording of a valuation allowance as Canadian net operating losses and deferred tax assets are not expected to be utilized in future periods.
Net Income
Our net income for the quarter ended July 31, 2007 decreased by 52% as compared to the same period in the prior fiscal year. This decrease in net income over the prior fiscal year was primarily caused by the reduction in gross profit margins as a result of costs associated with the move of our Bellingham, Washington production facility. During the six months ended July 31, 2007, our net income increased by 85% as compared to the same period of the prior fiscal year. We feel that continued concentration on the implementation of the key components of our business plan that focus on production efficiencies and controlled costs should provide us with continued increases in production rates, which should help us to service the increase in demand for our products and generate additional revenues.
We expect that the production efficiencies that we saw at our Georgia facility in our most recent fiscal quarters will continue, as has been demonstrated by the results of the quarter just ended. Operations at our new Ferndale, Washington production facility continue to become more efficient and are expected to meet year-end objectives of management. Once these efficiencies are stabilized and moving in the right direction, we anticipate being able to produce product at the higher end of our gross margin projections, unless there are additional downward pressures from the costs of raw materials or energy. We project that selling and administrative costs will continue to grow, but only marginally during the coming fiscal year. We will continue to invest in future marketing programs to offset competitive pressures as necessary and anticipate additional administrative costs resulting from regulatory requirements, all of which may continue to lead to increased expenses and lower net income. During fiscal year 2008 we will incur additional interest expense as a result of financing the move of our Bellingham, Washington production facility. In addition, we anticipate that increased depreciation resulting from our investment in plant and equipment will negatively affect our fiscal year 2008 net income.
Earnings Before Interest, Taxes, Depreciation, and Amortization (EBITDA)
We believe that one of our key financial and operating performance metrics is Earnings before Interest, Taxes, Depreciation, and Amortization (EBITDA). Our EBITDA increased by 38% during the first two quarters of fiscal year 2008 as compared to the same period in fiscal year 2007. The increase was substantially the result of increased sales, improved gross profit margins, and controlled selling, administrative, and general expenses.

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

	For the quarter ended
(U.S. dollars in thousands)	July 31, 2007	July 31, 2006	Percentage Change
Net Income (Loss) (as reported on Condensed Consolidated Statement of Operations)	$126	$262

Interest expense	101	91
Interest income	(23)	(35)
Income tax provision	111	184
Depreciation & amortization	427	396

EBITDA	$742	$898	-17%

	For the six months ended
(U.S. dollars in thousands)	July 31, 2007	July 31, 2006	Percentage Change
Net Income (Loss) (as reported on Condensed Consolidated Statement of Operations)	$749	$404

Interest expense	188	177
Interest income	(47)	(53)
Income tax provision	522	315
Depreciation & amortization	779	743

EBITDA	$2,191	$1,586	38%
During the balance fiscal year 2008 management will continue to focus on EBITDA as a key performance indicator.
Liquidity and Capital Resources
During the second quarter of fiscal year 2008 we completed the third phase of our three-phase capital expansion plan. This three-phase plan included: the building of the new manufacturing and warehousing facility in Ferndale, Washington, which is now complete; the building of a new production facility in Georgia, which has also been completed; and the move of our Bellingham, Washington manufacturing facility to our Ferndale, Washington location, which we commenced during the third quarter of fiscal year 2007 (engineering was started during the second quarter of fiscal year 2007) and completed during the second quarter of fiscal year 2008. The intent of this capital expansion plan is first, to protect our core business by reducing our production costs and decreasing the cost of shipping product to our customers; second, to give us the ability to manufacture, warehouse and distribute a wider diversity of product; and third, to increase our production capacity.
The table below illustrates our current financial condition, working capital and cash positions (U.S. dollars, in thousands):

	As of July 31,	As of January 31,
	2007	2007
Financial Condition
Total Assets	$28,209	$27,691
Total Liabilities	11,958	12,301
Total Equity	$16,251	$15,390

Debt/equity ratio	0.74	0.80
Assets/debt ratio	2.36	2.25

	As of July 31,	As of January 31,
	2007	2007
Working Capital
Current assets	$8,145	$9,329
Current liabilities	$3,658	$3,945

Current ratio	2.23	2.36

Cash Position
Cash, restricted cash & short term investments	$1,485	$3,423
Cash generated from operations	$796	$2,416 *

*	for the entire year ended January 31, 2007
Financial Condition
During the first six months of fiscal year fiscal year 2008, the value of our total assets increased. This was primarily the result of the addition of fixed assets related to the move of our Bellingham, Washington plant and from cash generated from operating activities. We also had a decrease in total liabilities resulting from principal payments made on long-term debt.
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
Working Capital
During the first six months of fiscal year 2008, our working capital position decreased. The majority of the decrease was due to cash spent on moving the Bellingham, Washington facility to our new Ferndale, Washington location, which resulted in a decrease of current assets. Current liabilities decreased primarily due to using cash to pay down accounts payable balances resulting from credit purchases made relating to the plant move, off-set by a slight increase in the current portion of long term debt as a result of the issuance of industrial revenue bonds during the prior fiscal year.
In fiscal year 2008 we expect that our current assets will continue to increase, though not at the rate they have increased during the past year, as a result of positive cash flow and an increase in accounts receivable as sales levels grow. We also expect that current liabilities will increase as a result of growing accounts payable related to the general growth of the company. Even though we expect both current assets and current liabilities to grow, we believe that our net working capital position will improve over the coming fiscal year.
Cash Position
We believe that our existing cash on hand, long-term debt and available line of credit currently provide us with enough cash to meet our existing needs for the foreseeable future. Cash and investments decreased during the first six months of fiscal year 2008, primarily as a result of cash being invested in capital assets related to the move of our Bellingham, Washington plant to our Ferndale, Washington facility. We expect cash to increase during the final six months of fiscal year 2008 primarily as a result of cash generated from operations. We believe that our existing $2,000,000 line of credit with BB&T will suffice in covering any potential cash shortfall the foreseeable future. This line of credit is secured by inventory and accounts receivable, which we anticipate should provide enough collateral to support the related debt. Interest is payable on funds advanced at the LIBOR rate plus 2.5%. The line of credit matures on May 23, 2009. As of July 31, 2007, no borrowings were outstanding under the line of credit. If we do borrow against this line of credit, we intend to pay it off before the end of fiscal year 2008. We will continue to closely monitor both current liabilities and current assets as they relate to the generation of cash, with an emphasis on maximizing potential sources of cash.
Cash Generated from Operations
During the first six months of fiscal year fiscal year 2008 we generated $796,000 in cash from operating activities. If our sales continue to increase and we are able to continue to profitably produce our products, we should be able to continue to generate cash from operating activities during the balance of fiscal year 2008, although it cannot be assured that this will be the case.
Financing and Investing Activities
Cash used for financing activities during the first six months of fiscal year 2008 was $134,000. This was the result of cash used to make principal payments on long-term debt. Cash was used during the first six months of fiscal year 2008 for investing activities mainly related to the move of our Bellingham, Washington production facility. Also, the cash related to the debt facility for the plant move was drawn from a restricted account to be released as construction progresses. Cash used in investing activities during the first six months of fiscal year 2008 was approximately $1,454,000.
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
The third phase of our production expansion plan was the relocation of our Bellingham, Washington production facility to our new Ferndale, Washington facility. This phase began during the second quarter of fiscal year 2007 and cost approximately $4,200,000. Of this amount, $2,600,000 came from cash and the remaining $1,600,000 was generated through our September 2006 bond financing with GECPF, as described above. This production facility became operational during the second quarter of fiscal year 2008.
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
During the quarter ended July 31, 2007, we did not make any material changes in or to our critical accounting policies.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the annual general meeting of shareholders held on June 7, 2007, the following proposals were adopted by the margins indicated.
1.	Election of the following directors, who will serve until their successors are elected and qualified, or their earlier death or resignation:

	Number of Shares
	For	Withheld

John J. Sutherland	5,785,566	119,294
Lionel G. Dodd	5,784,876	119,984
Daniel J. Whittle	5,785,581	119,279
The Company’s other directors include Gordon L. Ellis and Michael P. Bentley each of whose terms will expire in 2008 unless re-elected.

2.	The selection of Moss Adams, LLP to continue as the auditors for International Absorbents, Inc., was ratified by the following vote: For —5,805,612; Withheld — 99,208.

ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Description

3.1	Altered Memorandum of Company (Amended) (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-KSB filed on April 3, 2003).

3.2	Articles of the Company (incorporated by reference to the exhibits to the Company registration statement filed on February 24, 1992, as amended (No. 33-45020)).

4.1	Shareholder Rights Plan dated May 1, 2007 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 4, 2007)

31.1	Certification of Gordon Ellis, President and Chief Executive Officer of International Absorbents Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of David Thompson, Chief Financial Officer of International Absorbents Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Gordon Ellis, President and Chief Executive Officer of International Absorbents Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of David Thompson, Chief Financial Officer of International Absorbents Inc., pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL ABSORBENTS INC. (Registrant)

Date: September 11, 2007	/s/ GORDON L. ELLIS Gordon L. Ellis
President and Chief Executive Officer
(Principal Executive Officer)

Date: September 11, 2007	/s/ DAVID H. THOMPSON David H. Thompson
Secretary and Chief Financial Officer
(Principal Financial Officer)