Form 10-Q
period 2007-10-31
INTERNATIONAL ABSORBENTS INC
filed 2007-12-13
CIK 813634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

Large accelerated filer  [  ]        Accelerated filer [  ]        Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 12, 2007
Common Shares, no par value per share	6,410,328 shares

PART I    FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

INTERNATIONAL ABSORBENTS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars, in thousands)

	As at October 31, 2007	As at January 31, 2007
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$2,035	$2,277
Restricted cash	—	1,146
Accounts receivable, net	2,541	2,373
Inventories, net	3,441	3,221
Prepaid expenses	221	126
Deferred income tax asset	130	186
Total current assets	8,368	9,329
Property, plant and equipment, net	19,606	18,096
Other assets, net	243	266
Total assets	$28,217	$27,691

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$2,298	$2,933
Related party payable	6	5
Current portion of long-term debt	852	805
Income taxes payable	254	202
Total current liabilities	3,410	3,945

Deferred income tax liability	981	835
Long-term debt	6,755	7,521
Total liabilities	11,146	12,301

Stockholders’ equity:

Common stock, no par value;
100,000,000 shares authorized,
6,410,328 issued and outstanding at October 31, 2007 and January 31, 2007	8,487	8,487

Additional paid in capital	1,270	999

Retained earnings	7,314	5,904
Total stockholders’ equity	17,071	15,390
Total liabilities and stockholders’ equity	$28,217	$27,691

INTERNATIONAL ABSORBENTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars, in thousands, except for per share amounts)

	Nine Months Ended		Three Months Ended
	October 31, 2007	October 31, 2006	October 31, 2007	October 31, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Sales, net	$24,794	$22,536	$9,028	$8,615
Cost of goods sold	17,250	15,254	6,287	5,546
	7,544	7,282	2,741	3,069

Selling, general and administrative expenses	4,878	6,294	1,487	2,924

Income from operations	2,666	988	1,254	145
Interest expense	(291)	(272)	(103)	(95)
Interest income	65	88	18	35
Income before provision for income tax	2,440	804	1,169	85

Income tax provision	(947)	(331)	(425)	(16)
Net income	$1,493	$473	$744	$69

Basic earnings per share	$.23	$.07	$.12	$.01
Fully diluted earnings per share	$.23	$.07	$.11	$.01

Weighted average number of shares outstanding
(in thousands)
Basic	6,410	6,402	6,410	6,410
Diluted	6,474	6,404	6,504	6,410

INTERNATIONAL ABSORBENTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars, in thousands)

	Nine Months Ended
	October 31, 2007	October 31, 2006
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$1,493	$473
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	1,254	1,108
Loss on disposal of assets	164	—
Stock-based compensation	271	270
Deferred tax	119	(18)
Changes in operating assets and liabilities
Accounts receivable	(168)	(579)
Inventory	(220)	7
Prepaid expenses	(95)	(86)
Accounts payable and accrued liabilities	(563)	1,402
Income tax receivable/payable	52	152
Due to related party	1	(1)
Net cash flows from operating activities	2,308	2,728

Cash flows from investing activities
Purchase of short-term investments	—	—
Proceeds from short-term investments	—	109
Purchase of property, plant and equipment	(2,977)	(1,887)
Purchase of other assets	—	(29)
Changes in restricted cash	1,146	(1,600)
Net cash flows from investing activities	(1,831)	(3,407)
Cash flows from financing activities
Proceeds from long-term debt	—	1,600
Repayment of long-term debt	(719)	(502)
Proceeds from exercise of stock options	—	188
Net cash flows from financing activities	(719)	1,286
Net change in cash	(242)	607
Cash and cash equivalents, beginning of period	2,277	2,198
Cash and cash equivalents, end of period	$2,035	$2,805

Supplemental Cash flow Information
Cash paid for interest	$297	$135
Cash paid for income taxes	$782	$188

Non-cash investing activities
Change in property, plant and equipment and accounts payable for purchase of plant and equipment	$(72)	$64

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

These unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. The accompanying interim condensed consolidated financial statements do not include all notes normally included in our audited annual consolidated financial statements and 10-K and therefore should be read in conjunction with our annual consolidated financial statements and notes thereto for the year ended January 31, 2007 included in the Company’s annual report on Form 10-K. The accompanying interim condensed consolidated financial statements include all normal recurring adjustments which, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at October 31, 2007 and January 31, 2007, its results of operations for the nine and three months ended October 31, 2007 and 2006 and the statement of cash flows for the nine months ended October 31, 2007 and 2006. The results of operations for the nine months ended October 31, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year or future periods.

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

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income tax positions (“tax positions”) in accordance with Statement of Financial Accounting Standards (“SFAS”) 109, Accounting for Income Taxes. The Company adopted FIN No. 48 on January 1, 2007 and has recognized, in its consolidated financial statements, the tax effects of all tax positions that are “more-likely-than-not” to be sustained on audit based solely on the technical merits of those positions as of October 31, 2007. The term “more-likely-than-not” means a likelihood of more than 50%. FIN No. 48 also provides guidance on new disclosure requirements, reporting and accrual of interest and penalties, accounting in interim periods and transition. Only tax positions that meet the “more-likely-than-not” threshold on the reporting date may be recognized. The cumulative effect of adoption of FIN No. 48, which is reported as an adjustment to the beginning balance of retained earnings, was $83,000. The Company classifies interest and penalties on tax uncertainties as components of the provision for income taxes.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measures (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently reviewing the provisions of SFAS 157 to determine the impact to its consolidated financial statements.

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

Stock-based employee compensation

Effective February 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share Based Payment” using the modified prospective transition method. Under that transition method, compensation cost recognized in the nine-and three-month periods ended October 31, 2006 includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based payments granted subsequent to February 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated, as provided for under the modified-prospective method.

Total stock-based compensation expense recognized in the income statement for the nine-month periods ended October 31, 2007 and 2006 was $269,000 and $263,000, respectively, before income taxes, of which $11,000 and $28,000 was recognized in cost of goods sold and $258,000 and $235,000 was recognized in selling, general and administrative expenses, respectively. Related total deferred tax benefit was nil for the nine months ended October 31, 2007 and October 31, 2006. Total unrecognized compensation costs related to stock options at October 31, 2007 and October 31, 2006 was $537,000 and $800,000, respectively, net of estimated forfeitures. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of approximately 29 months.

Total stock-based compensation expense recognized in the income statement for the three-month periods ended October 31, 2007 and 2006 was $77,000 and $67,000, respectively, before income taxes, of which $2,000 and $6,000 was recognized in cost of goods sold and $75,000 and $61,000 was recognized in selling, general and administrative expenses, respectively. Related total deferred tax benefit was nil for the three months ended October 31, 2007 and October 31, 2006.

SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes-Merton (“BSM”) option valuation model, which incorporates various assumptions including volatility, expected life, and interest rates. The assumptions used for the nine- and three-month periods ended October 31, 2007 and October 31, 2006 and the resulting estimates of weighted-average fair value per share of options granted during those periods are as follows:

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

Other stock-based compensation

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees and non-employee directors in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services” (“EITF 96-18”). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18. Stock-based compensation recognized under SFAS No. 123 and EITF 96-18 was $3,000 and $6,000 during the nine-month periods ended October 31, 2007 and 2006, respectively.

Options

Stock options outstanding at October 31, 2007 and January 31, 2007 were 564,150 and 536,100, respectively. During the nine months ended October 31, 2007, no options were exercised, 71,950 options were forfeited, and 100,000 options were granted.

2. Share Capital

Common Shares (U.S. dollars, in thousands)

	Shares	Capital
Common shares outstanding, January 31, 2007	6,410	$8,487
Common shares outstanding, October 31, 2007	6,410	$8,487

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

Business Segment Data — Nine Months Ended October 31, 2007

(U.S. dollars, in thousands)

	Animal Care	Industrial	Consolidated
Revenues	$24,187	$607	$24,794
Operating cost and expenses	20,236	638	20,874
Operating income (loss) before depreciation and amortization	3,951	(31)	3,920
Depreciation and amortization			(1,254)
Interest expense			(291)
Interest Income			65
Net income before taxes			$2,440

Business Segment Data — Nine Months Ended October 31, 2006

(U.S. dollars, in thousands)

	Animal Care	Industrial	Consolidated
Revenues	$21,570	$966	$22,536
Operating cost and expenses	19,444	996	20,440
Operating income (loss) before depreciation and amortization	2,126	(30)	2,096
Depreciation and amortization			(1,108)
Interest expense			(272)
Interest Income			88
Net income before taxes			$804

Business Segment Data — Three Months Ended October 31, 2007

(U.S. dollars, in thousands)

	Animal Care	Industrial	Consolidated
Revenues	$8,834	$194	$9,028
Operating cost and expenses	7,102	197	7,299
Operating income (loss) before depreciation and amortization	1,732	(3)	1,729
Depreciation and amortization			(475)
Interest expense			(103)
Interest income			18
Net income before taxes			$1,169

Business Segment Data — Three Months Ended October 31, 2006

(U.S. dollars, in thousands)

	Animal Care	Industrial	Consolidated
Revenues	$8,256	$359	$8,615
Operating cost and expenses	7,737	368	8,105
Operating income (loss) before depreciation and amortization	519	(9)	510
Depreciation and amortization			(365)
Interest Expense			(95)
Interest Income			35
Net income before taxes			$85

4. Inventories components

(U.S. dollars, in thousands)

	October 31, 2007	January 31, 2007
Raw materials and supplies	$1,912	$1,569
Finished goods	1,529	1,652
	$3,441	$3,221

5. Property, Plant and Equipment

(U.S. dollars, in thousands)

	October 31, 2007	January 31, 2007
Property, plant and equipment
Land	$1,547	$1,547
Buildings	8,745	8,534
Leasehold improvements	—	630
Equipment	14,962	10,996
Construction in progress	180	2,313
	$25,434	$24,020
Less: Accumulated depreciation	(5,828)	(5,924)
	$19,606	$18,096

6. Credit arrangements

On May 23, 2007, Absorption renewed a bank line of credit with Branch Banking & Trust Co. that provides for up to $2,000,000 of cash borrowings for general corporate purposes which is secured by accounts receivable and inventories of Absorption. Interest is payable on funds advanced at the one-month London Interbank Offered Rate (“LIBOR”) plus 2.5%. The line of credit matures on May 23, 2009. At October 31, 2007, the Company had not drawn against the line of credit.

7. Long-term debt

On September 14, 2006, the Company entered into a bond financing agreement in the amount of $1,600,000 with GE Capital Public Finance, Inc. (“GECPF”) to fund the purchase and installation of manufacturing equipment to be used in connection with the relocation of the Bellingham, Washington production facility to the new Ferndale, Washington manufacturing and warehouse facility. GECPF agreed to fund and guarantee the Economic Development Revenue Bond issued by the Washington State Economic Finance Authority at a fixed interest rate of 5.70%, amortized over 90 months with interest-only payments during the months of construction. If Absorption defaults under the terms of the loan agreement, including failure to pay any amount when due or violating any of the financial and other covenants, GECPF may accelerate all amounts then-owing under the bond. Costs incurred in issuing the bond were $32,000. The bond is secured by the equipment financed. At October 31, 2007 and January 31, 2007 the balance outstanding was $1,489,627 and $1,600,000, respectively.

In September of 2004, the Company completed a $4,900,000 tax-exempt bond financing. Of the total proceeds from the financing, $2,099,000 were used to pay off the loan held by Branch Banking &Trust Co., $98,000 was paid for costs of issuance and the remaining proceeds of $2,703,000 were initially placed in a trust account to be used to finish the construction of the Company’s production facility located in Jesup, Georgia, which occurred in fiscal year 2005. The bonds were issued by Wayne County Industrial Development Authority in the state of Georgia. The bonds have a variable rate equal to Branch Banking & Trust Co.’s Variable Rate Demand Bond “VRDB” rate (3.58 % as of October 25, 2007) plus a letter of credit fee of 0.95%, a remarketing fee of 0.125% and a $2,000 annual trustee fee. The term of these bonds is seven years for the equipment portion and 15 years for the real estate portion. At October 31, 2007 and January 31, 2007, the debt outstanding was $3,800,000 and $4,300,000, respectively. The letter of credit expires September 2, 2011, at which time it will need to be renewed.

In March 2003, the Company completed a $2,910,000 bond financing, comprised of $2,355,000 as tax exempt and $555,000 as taxable. The bonds were issued through the Washington Economic Development Finance Authority in Washington State. The purchaser and holder of the bonds is GECPF. The tax exempt bonds have a fixed rate of 5.38% with a term of 190 months, maturing February 2019, and with interest-only payments for the first 52 months. The taxable bonds have a fixed rate of 5.53% a term of 52 months, with a maturity date of August 2007. The indebtedness underlying the bonds is secured by a mortgage on the real property, and a security interest in the equipment assets, located in Whatcom County, Washington. At October 31, 2007, the balance outstanding was $2,317,741 on the tax-exempt and $-0- on the taxable bonds, respectively. At January 31, 2007, the balance outstanding was $2,355,000 on the tax-exempt and $71,000 on the taxable bonds, respectively.

8. Earnings per share

(U.S. dollars)

	For the nine months ended October 31, 2007
	Net Income (numerator)	Shares (denominator)	Per share amount
Basic earnings per share
Net income available to stockholders	$1,493,000	6,410,328	$0.23
Effect of dilutive securities
Stock options to purchase common stock	—	63,219
Diluted earnings per shares
Net income available to stockholders	$1,493,000	6,473,547	$0.23

	For the nine months ended October 31, 2006
	Net Income (numerator)	Shares (denominator)	Per share amount
Basic earnings per share
Net income available to stockholders	$473,000	6,401,682	$0.07
Effect of dilutive securities
Stock options to purchase common stock	—	2,483
Diluted earnings per shares
Net income available to stockholders	$473,000	6,404,165	$0.07

(U.S. dollars)

	For the three months ended October 31, 2007
	Net Income (numerator)	Shares (denominator)	Per share amount
Basic earnings per share
Net income available to stockholders	$744,000	6,410,328	$0.12
Effect of dilutive securities
Stock options to purchase common stock	—	93,923
Diluted earnings per shares
Net income available to stockholders	$744,000	6,504,251	$0.11

	For the three months ended October 31, 2006
	Net Income (numerator)	Shares (denominator)	Per share amount
Basic earnings per share
Net income available to stockholders	$69,000	6,401,328	$0.01
Effect of dilutive securities
Stock options to purchase common stock	—	—
Diluted earnings per shares
Net income available to stockholders	$69,000	6,401,328	$0.01

The Company excludes all potentially dilutive securities from its diluted net income per share computation when their effect would be anti-dilutive (strike price less than market value). The following common stock equivalents were excluded from the earnings per share computation because the exercise prices of the stock options and rights were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive:

	For the nine months ended October 31,
	2007	2006
Stock options excluded from the computation of diluted net income per share, other than those used in the determination of common stock equivalents disclosed above	284,150	497,150

	For the three months ended October 31,
	2007	2006
Stock options excluded from the computation of diluted net income per share, other than those used in the determination of common stock equivalents disclosed above	—	497,150

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The year to date financial results for the nine months ended October 31, 2007 met the expectations of management both in terms of top line sales (see “Net Sales” below) and bottom line profits (see “Net Income” below). As described in the “Gross Profits” discussion below, by the end of the quarter we were meeting expectations for gross profits which had been down during the second quarter of the current fiscal year due to the move of our Bellingham, Washington manufacturing plant. We were also able to slightly reduce our sales, general and administrative expenses below our expectations.

During fiscal year 2008, we continue to focus our sales and marketing efforts on our market leading CareFRESH®, CareFRESH® Ultra, and CareFRESH® Colors brands of small animal bedding products. We also continue to aggressively sell our Healthy PetTM Cat Litter line. Healthy PetTM Cat Litter is a line of cat litters in which our distributors are offered a selection of five cat litters designed to be displayed together in one section of shelf space. They are all made of natural products in keeping with our corporate philosophy of being environmentally friendly. Because these are relatively new product lines, management believes it is too early to be able to predict if these growth trends will continue.

Even though we have recently experienced significant infrastructure-related costs, we believe our progress with the sales of new product lines will continue to move us toward developing more diversified sources of income, which we anticipate will help reduce the risks associated with a substantial reliance on sales from a single product.

Results of Operations

The following table illustrates our financial results for the third quarter of fiscal year 2008 as compared to the same quarter of the prior fiscal year. (U.S. dollars, in thousands):

	October 31, 2007	Percent of Sales	October 31, 2006	Percent of Sales	Percentage Change
Sales	9,028	100%	8,615	100%	5%
COGS	6,287	70%	5,546	64%	13%
Gross Profit	2,741	30%	3,069	36%	–11%

S G & A	1,487	16%	2,924	34%	–49%

Income from operations	1,254	14%	145	2%	765%

Interest Income	18	0%	35	0%	–49%
Interest Expense	(103)	–1%	(95)	–1%	8%

Profit before taxes	1,169	13%	85	1%	1275%

Income Taxes	(425)	–5%	(16)	0%	2556%

Net Income	744	8%	69	1%	978%

The following table illustrates our financial results for the first nine months of fiscal year 2008 as compared to the same period of the prior fiscal year. (U.S. dollars, in thousands):

	October 31, 2007	Percent of Sales	October 31, 2006	Percent of Sales	Percentage Change
Sales	24,794	100%	22,536	100%	10%
COGS	17,250	70%	15,254	68%	13%
Gross Profit	7,544	30%	7,282	32%	4%

S G & A	4,878	20%	6,294	28%	–22%

Income from operations	2,666	11%	988	4%	170%

Interest Income	65	0%	88	0%	–26%
Interest Expense	(291)	–1%	(272)	–1%	7%

Profit before taxes	2,440	10%	804	4%	203%

Income Taxes	(947)	–4%	(331)	–1%	186%

Net Income	1,493	6%	473	2%	216%

Net Sales

In the third quarter of fiscal year 2008, our net sales increased by 5% over the same quarter in fiscal year 2007. For the nine months ended October 31, 2007, net sales grew by 10% as compared to the nine months ended October 31, 2006. All of this growth in net sales was a result of the growth in sales of our animal care products. During the third quarter of fiscal year 2008, net sales for animal care products grew from $8,256,000 to $8,834,000, as compared to the same period of fiscal year 2007. During the first nine months of the current fiscal year animal care sales grew from $21,570,000 to $24,187,000 as compared to the same nine months in the prior fiscal year. Net sales of our industrial products decreased from $359,000 to $194,000 for the third quarter of fiscal years 2007 and 2008, respectively. For the nine-month period ended October 31, 2006 and 2007, respectively, industrial sales decreased from $966,000 to $607,000.

We currently believe that our fiscal year 2008 overall annual net sales will grow approximately 9% to 13% over our fiscal year 2007 net sales levels. Specifically, during fiscal year 2008, we expect sales of natural, non-colored CareFRESH® in pet specialty channels to be approximately the same as they were in fiscal year 2007 as we have now reached significant levels of distribution throughout the United States. We have also introduced line extensions such as CareFRESH UltraTM and CareFRESH® Colors. Therefore, although we anticipate that natural CareFRESH® will continue to represent the majority of our sales through the 2008 fiscal year, we also see growth opportunities for our full line of bedding products as they continue to gain market share and growing customer acceptance, subject to the following challenges. First, as we add new items to our line of products, they will need to compete for limited shelf space at the pet specialty stores with our other existing products and those of our competitors, which could limit the number of products we are able to sell at a particular store. Second, although we believe that the high quality of our CareFRESH® line of products gives us a significant competitive advantage, many of our competitors have a larger breadth of products and more established relationships with the mass merchandiser and grocery stores, which makes competition in these channels more challenging for us. With respect to our lines of cat litter products, we continue to expect revenue growth from these products. Finally, at this time we do not have plans to invest additional sales resources in our industrial line of products.

Gross Profit

Our Georgia production facility continued to make progress at increasing its production rate and efficiencies during the first nine months of fiscal year 2008. Our facilities continue to work towards overcoming the additional burdens of increases in utility rates, increased depreciation, and increased fuel surcharges on freight. Gross margin (gross profit divided by sales) for the first nine months of fiscal year 2008 decreased to 30% from 32% as compared to the first nine months of fiscal year 2007. During the third quarter of fiscal year 2008 our gross margin dropped to 30% from 36% as compared to the same quarter in fiscal year 2007. The primary reasons for this drop in gross margin were the commissioning costs related to the move of our Bellingham, Washington production facility to our new facility in Ferndale, Washington. An investment was made in continuing the employment of critical staff members during this period. We feel that this investment significantly reduced the commissioning time of the new production plant in Ferndale, Washington, because of the experience of these employees. In addition, the high cost of energy, transportation, and raw materials were leading factors placing downward pressure on our gross margin, which were off-set by increased production efficiencies.

As discussed in Note 3 (“Segmented Information”) to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, operating income including selling, general and administrative expenses, but before depreciation for our animal care product segment, increased by 234% in the third quarter of fiscal year 2008 as compared to the same quarter in fiscal year 2007. Operating income for the nine months ended October 31, 2007 increased by 86% as compared to the same period in fiscal year 2007. Operating loss before depreciation for our industrial product segment decreased by 67% comparing the third quarter of fiscal year 2007 to the same period in fiscal year 2008. Operating loss before depreciation for our industrial product segment increased by 3% comparing the first nine months of fiscal year 2007 to the first nine months of fiscal year 2008.

For fiscal year 2008 we expect that our gross margin will remain in the range of 30% to 33%. The reasons for this expectation are as follows. First, the cost savings we had projected from reduced transportation costs resulting from shipping to east coast customers from the Georgia production facility have been offset by increases in fuel charges. However, without this facility being located where it is, margin expectations would be even lower. Second, we are not achieving the overall reduced costs of raw materials that we had initially expected due to: our product mix (with increased sales of our higher-cost products); slow reactions from raw material suppliers in response to our request for additional supplies; increases in the prices of petroleum-based product prices, such as the cost of plastic bags; and the shortage of key low-cost raw material sources for certain of our facilities. Third, in the third quarter of fiscal year 2007 we began moving our Bellingham, Washington plant to our new Ferndale, Washington facility. During the fourth quarter of fiscal year 2007 and the first, second and third quarters of fiscal year 2008, we continued to incur relocation and commissioning costs, which could further reduce our gross margin. Fourth, additional depreciation charges resulting from our new production facilities will also have a negative effect on our gross margin.

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

Selling, Administrative and General Expenses

During the third quarter of fiscal year 2008, our selling, general and administrative expenses decreased by 49% as compared to the same quarter in fiscal year 2007. During the first nine months of fiscal year 2008 our selling, general, and administrative expenses decreased by 22% as compared to the same period in fiscal year 2007.

A significant factor for this decrease was that on October 10, 2006, we were notified that the American Arbitration Association had issued a decision in the arbitration between R. Wilder Sales, R&D Midwest Pet Supply (the “Claimants”) and the Company (the “Wilder Arbitration”). As previously disclosed in the Company’s filings with the SEC, the Wilder Arbitration demand was filed against Absorption on February 23, 2004. At that time, the Claimants were seeking damages in the amount of approximately $1,000,000. The Wilder Arbitration demand related to a lawsuit that was filed on June 22, 1995 in the Boone Circuit Court of the Commonwealth of Kentucky against Absorption. The lawsuit was captioned Wilder et.al. v. Absorption Corp., Civil Action No. 95-CI-547, and alleged breach of contract, fraud, violation of the Kentucky Unfair Trade Practices Act and other related claims. The Arbitrator ruled in favor of the Claimants and ordered us to pay to the Claimants an aggregate amount totaling $1,186,435 for damages and recovery of attorney fees and expenses as well as the administrative fees, compensation and expenses of the Arbitrator. This amount was expensed as selling, general and administrative expenses as of October 10, 2006. We paid the full amount of the award on November 10, 2006.

The first quarter of fiscal year 2007 was the first period under which we were required to account for stock-based compensation under SFAS No. 123(R). As a result, we incurred $269,000 in stock-based compensation during the first nine months of fiscal year 2008 as compared to $263,000 during the same periods of the prior year. Of this amount, $258,000 was included in selling, general and administrative expenses. Costs resulting from our compliance with requirements of the SEC and the American Stock Exchange (“AMEX”) continue to have an impact on our general and administrative expenses. Moreover, we now have overhead expenses related to operating our Georgia facility, increased property taxes on both of our new facilities, and increased depreciation expense.

The tables below illustrates the effect that our the fiscal year 2008 one-time expense of $164,000 and the $1,186,000 arbitration award in fiscal year 2007 had on our selling, general, and administrative expenses during both the third quarter and first nine months of the current fiscal year as compared to the same periods in the prior fiscal year. This one-time expense was the result of a loss incurred as a result of the disposal of fixed assets associated to the closing and dismantling of our Bellingham, Washington production facility.

The following table illustrates our selling, administrative and general expenses for the third quarter of fiscal year 2008 as compared to the same quarter in fiscal year 2007. (U.S. dollars, in thousands):

	October 31, 2007	Percent of Sales	October 31, 2006	Percent of Sales	Percentage Change
Selling, administrative and general expenses	1,487	16%	2,924	34%	–49%
Arbitration award	0	0%	1,186	14%
Retirement of assets	164	2%	0	0%
Selling, administrative and general expenses adjusted for retirement of assets	1,323	15%	1,738	20%	–24%

The following table illustrates our selling, administrative and general expenses for the first nine months of fiscal year 2008 as compared to the first nine months of fiscal year 2007 (U.S. dollars in thousands):

	October 31, 2007	Percent of Sales	October 31, 2006	Percent of Sales	Percentage Change
Selling, administrative and general expenses	4,878	20%	6,294	28%	–22%
Arbitration award	0	0%	1,186	5%
Retirement of assets	164	1%	0	0%
Selling, administrative and general expenses adjusted for retirement of assets	4,714	19%	5,108	23%	–8%

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

Interest Expense

Interest expense during the third quarter of fiscal year 2008 totaled $103,000 as compared to $95,000 during the third quarter of fiscal year 2007. During the first nine months of fiscal year 2008 interest expenses increased to $291,000 as compared to $272,000 for the same period of the prior year. This increase was due to interest rate increases for our variable interest rate bonds that constitute the debt facility for the Georgia plant. In addition, we are now expensing the interest on the Industrial Revenue Bonds which were issued to finance the move of our Bellingham, Washington plant.

Income Tax

Absorption incurred federal income taxes during the first three quarters of fiscal year 2008 at an effective rate of 39%. The effective rate is higher due to the recognition of stock-based compensation expenses from stock options that are not deductible for federal income taxes. We anticipate that we will have a higher effective rate going forward, although the rate itself will be higher or lower depending on the ratio of net income before taxes to stock-based compensation recognized in a particular period. Losses incurred in Canada by International Absorbents have been fully reserved through the recording of a valuation allowance as Canadian net operating losses and deferred tax assets are not expected to be utilized in future periods.

Net Income

Our net income for the quarter ended October 31, 2007 increased by 978% as compared to the same period in the prior fiscal year. This increase in net income over the prior fiscal year was primarily caused by the reduction of sales general and administrative expenses during this period for the reasons described above. During the nine months ended October 31, 2007, our net income increased by 216% as compared to the same period of the prior fiscal year. We feel that continued concentration on the implementation of the key components of our business plan that focus on production efficiencies and controlled costs should provide us with continued increases in production rates, which should help us to service the increase in demand for our products and generate additional revenues.

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

Earnings Before Interest, Taxes, Depreciation, and Amortization (EBITDA)

We believe that one of our key financial and operating performance metrics is Earnings before Interest, Taxes, Depreciation, and Amortization (EBITDA). Our EBITDA increased by 87% during the first three quarters of fiscal year 2008 as compared to the same period in fiscal year 2007. The increase was substantially the result of increased sales, improved gross profit margins, and controlled selling, administrative, and general expenses.

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

	For the quarter ended
(U.S. dollars in thousands)	October 31, 2007	October 31, 2006	Percentage Change
Net Income (Loss) (as reported on Condensed Consolidated Statement of Operations)	$744	$69
Interest expense	103	95
Interest income	(18)	(35)
Income tax provision	425	16
Depreciation & amortization	475	365
EBITDA	$1,729	$510	239%

	For the nine months ended
(U.S. dollars in thousands)	October 31, 2007	October 31, 2006	Percentage Change
Net Income (Loss) (as reported on Condensed Consolidated Statement of Operations)	$1,493	$473
Interest expense	291	272
Interest income	(65)	(88)
Income tax provision	947	331
Depreciation & amortization	1,254	1,108
EBITDA	$3,920	$2,096	87%

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

The table below illustrates our current financial condition, working capital and cash positions (U.S. dollars, in thousands):

	As of October 31, 2007	As of January 31, 2007
Financial Condition
Total Assets	$28,217	$27,691
Total Liabilities	11,146	12,301
Total Equity	$17,071	$15,390

Debt/equity ratio	0.65	0.80
Assets/debt ratio	2.53	2.25

Working Capital
Current assets	$8,368	$9,329
Current liabilities	$3,410	$3,945

Current ratio	2.45	2.36

Cash Position
Cash, restricted cash & short term investments	$2,035	$3,423
Cash generated from operations	$2,308	$2,416	*
* for the entire year ended January 31, 2007

Financial Condition

During the first nine months of fiscal year fiscal year 2008, the value of our total assets increased. This was primarily the result of the addition of fixed assets related to the move of our Bellingham, Washington plant and from cash generated from operating activities. We also had a decrease in total liabilities resulting from principal payments made on long-term debt.

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

Working Capital

During the first nine months of fiscal year 2008, our working capital position decreased. The majority of the decrease was due to cash spent on moving the Bellingham, Washington facility to our new Ferndale, Washington location, which resulted in a decrease of current assets. Current liabilities decreased primarily due to using cash to pay down accounts payable balances resulting from credit purchases made relating to the plant move, off-set by a slight increase in the current portion of long term debt as a result of the issuance of industrial revenue bonds during the prior fiscal year.

In fiscal year 2008 we expect that our current assets will continue to increase, though not at the rate they have increased during the past year, as a result of positive cash flow and an increase in accounts receivable as sales levels grow. We also expect that current liabilities will remain essentially flat. Any expected improvement in net working capital is not expected to be significant during the balance of the current fiscal year.

Cash Position

We believe that our existing cash on hand, long-term debt and available line of credit currently provide us with enough cash to meet our existing needs for the foreseeable future. Cash and investments decreased during the first nine months of fiscal year 2008, primarily as a result of cash being invested in capital assets related to the move of our Bellingham, Washington plant to our Ferndale, Washington facility. We expect cash to increase during the final three months of fiscal year 2008 primarily as a result of cash generated from operations. We believe that our existing $2,000,000 line of credit with BB&T will suffice in covering any potential cash shortfall for the foreseeable future. This line of credit is secured by inventory and accounts receivable, which we anticipate should provide enough collateral to support the related debt. Interest is payable on funds advanced at the LIBOR rate plus 2.5%. The line of credit matures on May 23, 2009. As of October 31, 2007, no borrowings were outstanding under the line of credit. If we do borrow against this line of credit, we intend to pay it off before the end of fiscal year 2008. We will continue to closely monitor both current liabilities and current assets as they relate to the generation of cash, with an emphasis on maximizing potential sources of cash.

Cash Generated from Operations

During the first nine months of fiscal year fiscal year 2008 we generated $2,308,000 in cash from operating activities. If our sales continue to increase and we are able to continue to profitably produce our products, we should be able to continue to generate cash from operating activities during the balance of fiscal year 2008, although it cannot be assured that this will be the case.

Financing and Investing Activities

Cash used for financing activities during the first nine months of fiscal year 2008 was $719,000. This was the result of cash used to make principal payments on long-term debt. Cash was used during the first nine months of fiscal year 2008 for investing activities mainly related to the move of our Bellingham, Washington production facility. Also, the cash related to the debt facility for the plant move was drawn from a restricted account to be released as construction progresses. Cash used in investing activities during the first nine months of fiscal year 2008 was approximately $1,831,000.

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

During the quarter ended October 31, 2007, we did not make any material changes in or to our critical accounting policies.

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

PART II—OTHER INFORMATION

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

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
3.1	Notice of Articles of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 10Q filed on September 11, 2006).
3.2	Articles of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 10Q filed on September 11, 2006).
4.1	Shareholder Rights Plan dated May 1, 2006 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 4, 2006).
31.1	Certification of Gordon Ellis, President and Chief Executive Officer of International Absorbents Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of David Thompson, Chief Financial Officer of International Absorbents Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Gordon Ellis, President and Chief Executive Officer of International Absorbents Inc., pursuant to 18 U.S.C. Section 1350.
32.2	Certification of David Thompson, Chief Financial Officer of International Absorbents Inc., pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL ABSORBENTS INC.
(Registrant)

Date: December 13, 2007

/s/ GORDON L. ELLIS
Gordon L. Ellis
President and Chief Executive Officer
(Principal Executive Officer)

Date: December 13, 2007

/s/ DAVID H. THOMPSON
David H. Thompson
Secretary and Chief Financial Officer
(Principal Financial Officer)