Form 10-K
period 2008-01-31
INTERNATIONAL ABSORBENTS INC
filed 2008-04-28
CIK 813634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2008

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission file number: 1-31642

INTERNATIONAL ABSORBENTS INC.
(Exact name of registrant as specified in its charter)

British Columbia, Canada	98-0487410
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1569 Dempsey Road North Vancouver, British Columbia Canada	V7K 1S8
(Address of principal executive offices)	(Zip Code)

(604) 681-6181

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, no par value per share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of July 31, 2007, based upon the closing price of the common stock as reported by the American Stock Exchange on such date, was approximately $31,770,305.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 18, 2008
Common Shares, no par value per share	6,410,328 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual General Meeting of Shareholders to be held on June 11, 2008	Part III

INTERNATIONAL ABSORBENTS INC.
Annual Report on Form 10-K
For the Fiscal Year Ended January 31, 2008

TABLE OF CONTENTS

Item Number	Page Number

PART I

1.	Business	4

1A.	Risk Factors	10

2.	Properties	16

3.	Legal Proceedings	16

4.	Submission of Matters to a Vote of Security Holders	16

PART II

5.	Market for Registrant’s Common Equity, Related Stockholder Matters and
Issuer Purchases of Equity Securities	17

7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

8.	Financial Statements	28

9A.	Controls and Procedures	50

PART III

10.	Directors, Executive Officers and Corporate Governance	50

11.	Executive Compensation	51

12.	Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters	51

13.	Certain Relationships and Related Transactions, and Director Independence	51

14.	Principal Accounting Fees and Services	51

PART IV

15.	Exhibits, Financial Statement Schedules	52

SIGNATURES	53

EXHIBIT INDEX	54
Unless otherwise indicated, all dollar amounts in this report are U.S. dollars.

PART I

ITEM 1.	BUSINESS

Unless otherwise indicated by the context, as used in this Annual Report on Form 10-K, “we,” “us” and “our” refer to International Absorbents Inc. (“International Absorbents”) and our wholly-owned U.S. subsidiary, Absorption Corp. (“Absorption”).

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) based on current expectations, estimates and projections about our industry and our management’s beliefs and assumptions. They can be identified by the use of forward-looking words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates” or other comparable words, or by discussions of strategy, plans or goals that involve risks and uncertainties that could cause actual results to differ materially from those currently anticipated. You are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those set forth below under “Item 1A-Risk Factors” and as described from time to time in our reports filed with the Securities and Exchange Commission (“SEC”), including this Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q. Such forward-looking statements include, but are not limited to, statements with respect to the following:

•	our future growth strategies and prospects for the future;
•	potential financial results, including anticipated revenue and gross profits;
•	projected benefits from our three-phase expansion plan;
•	our ability to control expenses and improve operating efficiencies;
•	our market and product line growth and ability to enter new markets;
•	our ability to introduce new products and remain competitive;
•	the forecasted benefits from infrastructure improvements; and
•	our competitiveness and profitability as a result of sales and marketing programs.

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

Our business strategy is to promote and grow our core business and to create diversification in our market channels, our production methods, and our product lines in an effort to add strength and breadth to our business structure. As a result, we continue to dedicate significant resources to improving our infrastructure for the support of our core business and creating more product and customer diversification. We believe that this strategy has started to provide results. Specifically, we continue to grow sales in our core business and improve the production process of our core CareFRESH® product while expanding sales of new products and existing products in new market channels.

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

Our long-term strategy includes developing, acquiring, and/or investing in product lines or businesses that (a) complement our existing product lines, (b) can be marketed through existing distribution channels, (c) might benefit from the use of our existing brand names, and (d) are responsive to the needs of our customers. In addition, we will continue to explore strategic opportunities for the company in an effort to maximize shareholder value.

Products

Our leading product is small animal bedding made from cellulose fiber. It is utilized as a substrate for rodents, rabbits, reptiles and hand-fed exotic birds instead of wood shavings, hardwood chips and corn cobs. We believe that our product is superior to traditional bedding materials because it is better able to control and contain ammonia odors. We are a significant bedding supplier to major pet store chains and to independent pet stores through the use of a wide North American network of wholesale distributors. The bedding is also widely used by universities and research facilities. We market our animal bedding under the CareFRESH®, CareFRESH® Colors™ and CareFRESH® Ultra™ brands of small animal bedding in the pet specialty channel. CareFRESH® Colors is our colored bedding offering and CareFRESH® Ultra is our white small animal bedding. Both are premium line extensions to our core product, CareFRESH®. Our CareFRESH® Colors products were named the best new product of the year for 2006 by Petco Animal Supplies, one of the nation’s largest pet specialty retail chains.

We also distribute our pet bedding under the brands Healthy Pet™ and Critter Care™ in the grocery and/or mass merchandiser distribution channels. Our Healthy Pet™ brand consists of a range of “natural” cat litters made from cellulose fiber, wood, grain and plant-based materials. These products are aimed at the “holistic” market and are designed to be healthier for pets and people than traditional clay litter because of potential health problems associated with crystalline silica in clay products. Our products also generally prove to be less dusty and to weigh less than other mineral-based litter products, making their handling and disposal easier.

We were among the first to offer a dog litter product, which we believe created an entirely new retail category, and which helps provide a lifetime comfort solution for small house-bound dogs. We sell our dog litter products through pet specialty retailers and via mail order under the brand name Puppy Go Potty™.

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

The consolidation of the pet retail business that began over 10 years ago has expanded in recent years to the distributor level. This means that there are fewer, but larger, customers for our products. We believe that the logistical requirements of serving these larger customers are a barrier to entry into the market for many smaller companies. However, the larger customers frequently seek supply partners with more than one product line in order to reduce supply chain costs and to be able to deal with fewer suppliers. Manufacturers are being consolidated as well, primarily by private equity firms and two public companies. We will continue to expand our product offerings in order to take advantage of our existing relationships with major customers and the wholesale distributor network we have established. We estimate that we have product in 80% of the pet specialty stores in North America and enjoy a market share of approximately 30% in the pet specialty channel for our flagship CareFRESH® brand.

The general merchandise channel, most notably Wal-Mart, Kmart and Target, accounted for approximately one-half of the wood shavings sold for pet bedding in the United States during 2006, the most recent date for which this information is available. Since general merchandise retailers typically offer most pet products as a convenience item, their product offering is generally not as broad as in the pet specialty channel, and the product duplication found in the pet specialty channel is generally lacking. As a result, niche products such as our pet bedding are generally only found at stores with larger pet departments. Additionally, since the three largest general merchandise retailers, namely Wal-Mart, Kmart and Target, account for approximately 70% of the dollar volume in this channel, products must be successful in one or more of these three major retailers in order to achieve significant market share. We currently sell our bedding products to Wal-Mart.

Our industrial sorbent products are currently marketed under the Absorbent GP™, Absorbent W™, SpillSorb™, and Spill-Dri™ trade names in North America, Europe and Pacific Rim countries. A significant portion of these industrial products is sold overseas through our international distributor channel. Our absorbents are sold in Canada through a master distributor agreement with ITW Devcon Plexus.

Our industrial sorbent products compete against clay-based floor sweep materials and polypropylene materials in “oil-only” and marine-based applications. The primary market for our products is in factories, warehouses and maintenance facilities. Additional markets include marine oil spill response and oil/water filtration applications, ranging from storm drain inserts to marine bilge cleanout.

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

Polypropylene is used in a variety of marine spill and MRO-based applications. After years of strong downward price pressure, the polypropylene industry has consolidated, resulting in fewer manufacturers and converters. Polypropylene has also experienced strong upward price pressure over the past twelve months due to the price of crude oil. Together, this has resulted in a general increase in the price of polypropylene products, which is favorable to our higher priced, cellulose pads. However, we believe that established distribution networks, a reduction in the volume of sorbents used and the significant price differential that still exists in this market all limit our sales results at present. We have experienced the most success in selling Absorbent W™ for cleaning up hydrocarbons in the presence of water and for filtering hydrocarbons from contaminated liquids. Absorbent W™ is a low-cost way to enhance the performance of costly mechanical and carbon based filtration system. We believe that more stringent surface runoff regulations may eventually open up new opportunities for Absorbent W™ in storm water runoff applications.

Industry, Market Trends, and Competition

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

Raw Materials

Our animal care bedding, pet litter and industrial products are made from raw materials that are available from a number of suppliers. The cost of these raw materials varies widely based on the source and quality. These products are manufactured in our facilities located in Ferndale, Washington; and Jesup, Georgia. The main component for our products is a cellulose fiber by-product. Pulp and paper mills in British Columbia, Canada, the State of Washington, the State of Georgia, and the State of Florida provide this raw material. We do not have contracts for supply of all of our needed primary raw material, however, we believe that our production rates can be fully supported by combinations of fiber from various pulp and paper mills in all of our locations, although the cost of raw fiber stock for our east coast operations is currently higher than in Washington State, largely due to the product mix required. We believe that this diversification of raw material sources improves our ability to fill our fiber needs and improves the quality of our products.

Both of our production facilities have installed drying systems that can operate with either natural gas or sawdust as a combustion source for their burners. Neither operates full time on either source of energy. We believe there will be an adequate supply of these materials available to meet our fuel needs for the foreseeable future, provided, however, as described below, we may be subject to increased prices for these materials.

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

Marketing and Distribution

Manufacturing, marketing and distribution activities are carried out by Absorption and its wholesale distributors. During fiscal year 2008, in an effort to manage costs, we maintained our investment in sales and marketing; as sales continue to increase, staffing is being adjusted to manage the demand.

Our products are sold through multiple wholesale distributions and direct buying retailers throughout North America. In addition our products are sold in markets in Canada, Great Britain, Belgium, Australia, Singapore, Japan, Taiwan, South Korea, Denmark, Israel and China.

Research and Development

Current research and development activities include refining existing products, as well as developing new pet products and related manufacturing processes for both the animal care industry and industrial markets. Our research and development department also analyzes and tests the competitive products to determine new applications for our existing products. Research and development expenses were $10,000 and $10,000 during fiscal years 2008 and 2007, respectively.

Intellectual Property

Our intellectual property is important to our success. In general, we attempt to protect our intellectual property rights through patent, copyright, trademark and trade secret laws and contractual arrangements. However, there can be no assurance that our efforts will be effective to prevent misappropriation of our technology, or to prevent the development and design by others of products or technologies similar to or competitive with those developed by us. Moreover, upon expiration of any of our issued patents, our competitors will have the ability to develop products that are the same as those developed by us.

Absorption has been issued three U.S. patents and has one pending patent relating to various degradable particulate absorbent materials and our manufacturing process.

Number of Employees

As of March 2008, we had 132 employees, of which 126 are full-time employees and none of which are represented by labor unions. In addition, we employ a small number of temporary employees and contractors to provide management, administration, manufacturing, and marketing services.

Product Liability

We design and manufacture most of our standard products and expect that we will continue to do so. We employ engineers and designers to design and test our products under development and maintain a quality control system.

Environmental and Other Governmental Regulations

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

Our two largest customers accounted for approximately 24% (Petco) and 24% (Petsmart) of our net sales in fiscal year 2008, while the same customers accounted for approximately 23% and 24%, respectively, of our net sales in fiscal year 2007.

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

In addition, we have recently experienced exceedingly high transportation expenses. Any further increases in these costs will continue to have an adverse effect on our financial results. Moreover, we face a risk of increased labor costs, including significant increases in worker's compensation insurance premiums and health care benefits, which could further negatively impact our results of operations.

Rising energy prices could adversely affect our operating results.

In the last few years, energy prices have risen dramatically, including the cost of natural gas, which has resulted in increased fuel costs for our businesses and raw materials costs for our branded products. Moreover, while we have installed new burners at our facilities to heat our dryers, due to the prevalence of high energy costs throughout the county, there is now a higher demand and a resulting shortage of the materials necessary to fuel these burners. Rising energy prices could adversely affect consumer spending and demand for our products and increase our operating costs, both of which would reduce our sales and operating income.

Any downturn in the U.S. economy generally, and the retail sector in particular, would substantially harm our business.

The success of our business initiatives is tied to the performance of the U.S economy in general, and the retail sector in particular. The U.S. economy has suffered a downturn in recent months and, in fact, many experts feel that the United States may experience a recession, which may continue for a significant period of time. An economic downturn in the United States could result in lower than expected sales growth of our products, as a result of decreased customer traffic at our major customer’s stores. Any such reduction in customer traffic at the stores of our major customers could result in a reduced demand for our products and/or a decrease in prices, either of which would have an adverse effect on our financial results.

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

We have significant indebtedness which impacts our business in several ways, and the nonpayment of which could harm our business.

As of January 31, 2008, we had total long-term and current indebtedness under three different bonds of $7,521,000. We make interest payments (and principal payments on the taxable bond) on the indebtedness under three bonds, which are due in 2014, 2019, and 2019, respectively. We may incur substantial additional debt in the future. Our indebtedness could limit our ability to obtain necessary additional financing for working capital, capital expenditures, debt service requirements or other purposes in the future; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn. In addition, our indebtedness makes us vulnerable to interest rate fluctuations because our bonds due (2019) bear interest at variable rates. Any significant interest rate increase could have an adverse effect on our financial condition. Moreover, there is no guarantee that we will be able to meet our debt service obligations. If we are unable to generate sufficient cash flow or obtain funds for required payments, or if we fail to comply with covenants in our indebtedness, we will be in default. The indebtedness underlying our bonds is secured by a mortgage on our real property and a security interest in our assets. If we are in default under the agreements governing our indebtedness, the creditors may be able to foreclose on our property and assets, which would substantially harm our business and financial condition.

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

Our success will depend, in part, on our ability to maintain protection for our products under U.S. patent laws, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. We have been issued three U.S. patents, of which two remain current, and have one pending patent on various degradable particulate absorbent materials and our manufacturing process. Patent applications may not successfully result in an issued patent. Issued patents may be subject to challenges and infringements. Moreover, upon expiration of any of our two current patents, one of which will expire within the foreseeable future, other parties may be able to develop competing products, which could decrease our sales and reduce our market share. Furthermore, others may independently develop similar products or otherwise circumvent our patent protection. Should we fail to obtain and protect our patents, our competitive advantage will be harmed.

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

The Sarbanes-Oxley Act of 2002 (the “Act”) introduced new requirements regarding corporate governance and financial reporting. Among the many requirements is the requirement under Section 404 of the Act for management to annually assess and report on the effectiveness of our internal control over financial reporting and for our registered public accountant to attest to this report. The SEC has modified the effective date and adoption requirements of Section 404 implementation for non-accelerated filers, such as us, such that we are first required to issue our management report on internal control over financial reporting in our annual report on Form 10-K for the fiscal year ending January 31, 2008. We will be required to dedicate significant time and resources during fiscal year 2009 to continue to ensure compliance. The costs to comply with these requirements will likely be significant and adversely affect our operating results. In addition, at the end of fiscal year 2010 our auditors will be required to issue a report on our internal controls. There can be no assurance that we will be successful in our efforts to comply with Section 404 and, in fact, we may not be in compliance with all of the requirements prior to the currently proposed compliance date. Failure to do so could result in penalties and additional expenditures to meet the requirements, which could affect the ability of our auditors to issue an unqualified report which, in turn, may further adversely affect our business and operating results.

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

In fiscal year 2007, we adopted a shareholder rights plan. The shareholder rights plan is designed to protect shareholders from unfair, abusive or coercive take-over strategies, including the acquisition of control of our company by a bidder in a transaction or series of transactions that does not treat all shareholders equally or fairly or provide all shareholders an equal opportunity to share in the premium paid on an acquisition of control. However, the shareholder rights plan may discourage certain types of take-over bids that might be made for us and may render more difficult a merger, tender offer, assumption of control by the holders of a large block of our securities or the removal of incumbent management, even though certain of such transactions or effects might be beneficial in the judgment of certain shareholders or shareholders generally. For example, the shareholder rights plan could have the effect of preventing a particular take-over bid from being made or being successful, even though a majority of our shareholders might wish to participate in that take-over bid. The shareholder rights plan will cause substantial dilution to a person or group that attempts to acquire us other than through a “permitted bid” (as defined in the plan) or on terms approved by the Board. If triggered, the shareholder rights plan will also likely cause substantial dilution to any shareholder who fails to or elects not to exercise its rights. The existence of these anti-takeover provisions could limit the price that investors might be willing to pay in the future for our common shares.

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

During the fiscal year 2004, we completed the construction of a 105,000 square foot production, warehousing, and office space facility on this property. The construction of this facility was financed through the issuance of industrial revenue bonds in the amount of $2,910,000 and from cash on hand. Manufacturing of our animal care products and some ancillary products along with the majority of our warehousing takes place at this facility.

During fiscal year 2008 we completed the closure and move of our Bellingham, Washington manufacturing facility to our Ferndale, Washington location (engineering was started during the second quarter of fiscal year 2007). The cost of the move and additional facility related construction was approximately $4,900,000, of which $3,300,000 was financed through cash on hand and $1,600,000 was financed through bond financing with GE Capital Public Finance, Inc., as described below.

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

We believe that our Ferndale and Georgia facilities will be adequate for our manufacturing needs for products in both of our segments for the near future. We believe that our existing properties are in good condition, are adequately insured in a manner consistent with other similarly situated companies and will meet our manufacturing and warehousing needs for the foreseeable future.

Vancouver, British Columbia, Canada

We also share 1,640 square feet of office space with a related party in North Vancouver, British Columbia, Canada. The terms of our rental agreement call for monthly payments of $500 towards the office space and include the use of office furniture and equipment.

Our owned properties are subject to mortgages to secure the indebtedness under our bonds and long-term debt, which together amounted to $7,521,000 as of January 31, 2008.

ITEM 3.	LEGAL PROCEEDINGS

Except for ordinary routine litigation incidental to our business, there are no material legal proceedings pending to which we are a party, or of which any of our properties is the subject.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal year 2008 there were no matters submitted to a vote of our security holders.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our Common Shares are currently listed on AMEX (since March 21, 2003), under the trading symbol IAX. Shown below are the high and low sale prices for the Common Shares for the periods indicated below as listed on AMEX. The following quotations, as provided by the AMEX and the OTC Bulletin Board (Nasdaq Trading & Market Services), represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations may not represent actual transactions.

	FISCAL YEAR 2008		FISCAL YEAR 2007
	HIGH	LOW	HIGH	LOW

First quarter	5.42	3.84	3.60	2.95
Second quarter	6.50	4.19	3.15	2.35
Third quarter	6.68	3.47	3.14	2.34
Fourth quarter	4.00	3.20	4.11	2.53

Holders

We had 451 holders of record of our Common Shares as of April 16, 2008.

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

Some statements and information contained in this “Management's Discussion and Analysis of Financial Condition and Results of Operations” are not historical facts but are forward-looking statements. For a discussion of these forward-looking statements and important factors that could cause results to differ materially from the forward-looking statements, see Item 1 of Part I, “Business — Forward-Looking Statements” and Item 1A of Part I, “Risk Factors.”

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

Absorption is a leading manufacturer and seller of premium small animal bedding in North America. The primary product that we sell in this market is small animal bedding sold under the brand name CareFRESH®. We consider the activities that surround the manufacture and distribution of CareFRESH® to be our core business. Our business strategy is to promote and grow our core business and to create diversification in our market channels, our production methods, and our product lines in an effort to add strength and breadth to our business structure. As a result, we continue to dedicate significant resources to improving our infrastructure for the support of our core business, and creating more product and customer diversification. We believe that this strategy has started to provide results. Specifically, we continue to grow sales in our core business and improve the production process of our core CareFRESH® product while expanding sales of new products and existing products into new market channels.

The financial results from fiscal year 2008 met the expectations of management both in terms of top line sales (see “Net Sales” below) and bottom line profits (see “Net Income” below). As described in the “Gross Profits” discussion below, by the end of fiscal year 2008 we were meeting expectations for gross profits, which had been down during the second quarter of fiscal year 2008 due to the closure and move of our Bellingham, Washington manufacturing plant. We were also able to slightly reduce our sales, general and administrative expenses below our expectations.

During fiscal year 2008, we continue to focus our sales and marketing efforts on our market leading CareFRESH®, CareFRESH® Colors and CareFRESH® Ultra brands of small animal bedding products. CareFRESH® Colors is our colored bedding offering and CareFRESH® Ultra is our white small animal bedding. Both are premium line extensions to our core product, CareFRESH®. We also continue to aggressively sell our Healthy Pet ™ cat litter line. Our Healthy Pet™ brand consists of a range of “natural” cat litters made from cellulose fiber, wood, grain and plant-based materials. These products are aimed at the “holistic” market and are designed to be healthier for pets and people than traditional clay litter because of potential health problems associated with crystalline silica in clay products. Because these are relatively new product lines, management believes it is too early to be able to predict if these growth trends will continue.

Even though we continue to experience infrastructure-related costs, we believe our progress with the sales of new product lines will continue to move us toward developing more diversified sources of income, which we anticipate will help reduce the risks associated with a substantial reliance on sales from a single product.

Results of Operations

The following table illustrates our financial results for the fiscal year 2008 as compared to the prior fiscal year. (U.S. dollars, in thousands):

	January 31, 2008	Percent of Sales	January 31, 2007	Percent of Sales	Percentage Change
Sales	33,095	100%	29,495	100%	12%
COGS	23,139	70%	19,902	67%	16%
Gross Profit	9,956	30%	9,593	33%	4%

S G & A	6,387	19%	8,104	27%	-21%

Income from operations	3,569	11%	1,489	5%	140%

Interest Income	86	0%	150	1%	-43%
Interest Expense	(385)	-1%	(361)	-1%	7%

Profit before taxes	3,270	10%	1,278	4%	156%

Income Taxes	(1,254)	-4%	(577)	-2%	117%

Net Income	2,016	6%	701	2%	188%

Net Sales

In fiscal year 2008, our net sales increased by 12% over fiscal year 2007. All of the growth in net sales was a result of the growth in sales of our animal care products. During fiscal year 2008, net sales for animal care products grew from $28,288,000 to $32,271,000, as compared to the same period of fiscal year 2007. Net sales of our industrial products decreased from $1,207,000 to $824,000 for fiscal years 2008 and 2007, respectively. We had strong growth with all of our bedding products, including CareFRESH®, CareFRESH® Ultra™, and CareFRESH® Colors products. Our strategy in regard to our industrial line of products has remained the same, which is to effectively service existing customers while focusing growth on animal care products.

We currently believe that our fiscal year 2009 overall annual net sales will grow approximately 8% to 15% over our fiscal year 2008 net sales levels. Specifically, during fiscal year 2009, we expect sales of natural, non-colored CareFRESH® in pet specialty channels to grow slightly over sales levels from fiscal year 2008 as we fill in distribution holes throughout the United States. In recent years, we have also introduced line extensions such as CareFRESH Ultra™ and CareFRESH® Colors. Therefore, although we anticipate that natural CareFRESH® will continue to represent the majority of our sales through the 2009 fiscal year, we also see growth opportunities for our full line of bedding products as they continue to gain market share and growing customer acceptance, subject to the following challenges. First, as we add new items to our line of products, they will need to compete for limited shelf space at the pet specialty stores with our other existing products and those of our competitors, which could limit the number of products we are able to sell at a particular store. Second, although we believe that the high quality of our CareFRESH® line of products gives us a significant competitive advantage, many of our competitors have a larger breadth of products and more established relationships with the mass merchandiser and grocery stores, which makes competition in these channels more challenging for us. Finally, an economic downturn in the United States could result in lower than expected sales growth of our products, as a result of reduced customer traffic at our major customer’s stores. Any such reduction in customer traffic at the stores of our major customers during fiscal year 2009 will reduce our overall sales growth rate. As such, a significant economic down turn may reduce our projected 8% to 15% growth to a lower rate. With respect to our lines of cat litter products, subject to the caveats described above, we continue to expect revenue growth from these products. During fiscal year 2009, we will continue our existing product line maintenance strategy with our industrial/commercial line of products.

Gross Profit

Both of our production facilities are now operating at efficiency levels that are at or near the initial expectations of management. Nonetheless, during fiscal year 2008, our production facilities continued to face challenges that directly affected their production costs. These challenges included down time and commissioning costs related to the closure and move of the Bellingham, Washington plant during the second quarter of fiscal year 2008, the additional burden of increases in utility rates, increased depreciation, and increased fuel surcharges on freight. Mostly as a result of these production costs and a shift in our product mix, our gross margin (gross profit divided by sales) decreased from 33% in fiscal year 2007 to 30% in fiscal year 2008.

As discussed in Note 14 (“Segmented Information”) to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, operating income including selling, general and administrative expenses, but before depreciation for our animal care product segment, increased by 79% in fiscal year 2008 as compared to fiscal year 2007. Operating loss before depreciation for our industrial product segment decreased by 25% comparing fiscal year 2007 to fiscal year 2008.

For fiscal year 2009 we continue to expect that our gross margin will remain in the range of 30% to 34%. The reasons for this expectation are as follows. First, due to ongoing high fuel costs, transportation of our product to our customers continues to put downward pressure on our gross margins. Second, we are not achieving the overall reduced costs of raw materials that we had initially expected due to: our product mix (with increased sales of our higher-cost products); slow reactions from raw material suppliers in response to our request for additional supplies; increases in the prices of petroleum-based product prices, such as the cost of plastic bags; and the shortage of key low-cost raw material sources for certain of our facilities. Third, additional depreciation charges resulting from our new production facilities will also have a negative effect on our gross margin. Fourth, the cost of natural gas, which we use, in part, to fuel our facilities, continues to remain high.

To help offset the significant increases in the cost of natural gas, we have installed new burners to heat our dryers at our production facilities that operate at less than one-third the cost of our current natural gas burners. Unfortunately, due to the prevalence of high energy costs throughout the country, there is now a higher demand and a resulting shortage of the materials we need for our new burners. When we are able to obtain such materials, we are able to achieve the projected costs savings, even in the current economic climate. We plan to continue to make capital investments in technology at all of our facilities to help decrease the costs of production.

Selling, Administrative and General Expenses

During fiscal year 2008, our selling, general and administrative expenses decreased by 21% as compared to fiscal year 2007.

The table below illustrates the impact on our selling, general, and administrative expenses for fiscal years 2008 and 2007 resulting from (a) the one-time expense of $167,000 incurred during fiscal year 2008 as a result of the disposal of fixed assets associated with the closing and dismantling of our Bellingham, Washington production facility and (b) the $1,186,000 arbitration award issued against us in fiscal year 2007 (U.S. dollars in thousands):

	January 31, 2008	Percent of Sales	January 31, 2007	Percent of Sales	Percentage Change

Selling, administrative and general expenses	6,387	19%	8,104	27%	-21%

Arbitration award	0	0%	1,186	4%
Retirement of assets	167	1%	0	0%

Selling, administrative and general expenses adjusted for retirement of assets	6,220	19%	6,918	23%	-10%

As discussed in our Annual Report on Form 10-K filed for fiscal year 2007 Item 3, Part I, “Legal Proceedings,” on October 10, 2006, we were notified that the American Arbitration Association (the “Arbitrator”) had issued a decision in the arbitration between R. Wilder Sales, R&D Midwest Pet Supply (the “Claimants”) and the Company (the “Wilder Arbitration”). As previously disclosed in our filings with the SEC, the Wilder Arbitration demand was filed against Absorption on February 23, 2004. At that time, the Claimants were seeking damages in the amount of approximately $1,000,000. The Wilder Arbitration demand related to a lawsuit that was filed on June 22, 1995 in the Boone Circuit Court of the Commonwealth of Kentucky against Absorption. The lawsuit was captioned Wilder et.al. v. Absorption Corp., Civil Action No. 95-CI-547, and alleged breach of contract, fraud, violation of the Kentucky Unfair Trade Practices Act and other related claims. The Arbitrator ruled in favor of the Claimants and ordered us to pay to the Claimants an aggregate amount totaling $1,186,435 for damages and recovery of attorney fees and expenses as well as the administrative fees, compensation and expenses of the Arbitrator. This amount was expensed as selling, general and administrative expenses as of October 10, 2006. We paid the full amount of the award on November 10, 2006.

Costs resulting from our compliance with requirements of the SEC and the American Stock Exchange (“AMEX”) continue to have an impact on our general and administrative expenses. Moreover, we now have overhead expenses related to operating our Georgia facility, increased property taxes on both of our new facilities, and increased depreciation expense. We anticipate that these factors, along with our stock-based compensation expenses, will continue to increase general and administrative expenses during fiscal year 2009.

During fiscal year 2009, we intend to continue our marketing initiatives at the rates greater than we completed in fiscal year 2008. Our seasoned sales staff is respected in the animal care industry and has proven to be efficient and effective in selling to the wholesale distribution segment of the pet specialty channel. We expect to enhance our sales staff to include expertise in specific markets where we see growth opportunities. In addition, if our product mix were to change with more emphasis on food, treats or accessories, we would need to add sales people at the retail level. We feel that this plan should enable us to achieve our strategic objectives without significantly increasing our selling expenses, provided that this projection may change depending on the reaction of our competitors. On the administrative side, costs resulting from compliance with SEC and AMEX requirements are projected to continue to grow and we may also need to hire additional administrative personnel growth as sales levels increase.

Interest Expense

Interest expense in fiscal year 2008 totaled $385,000 as compared to $361,000 during fiscal year 2007. This increase was due to the bond financing related to the closure and move of our Bellingham, Washington facility during fiscal year 2008. We currently have no plans to enter into additional debt financing, which means that we are projecting a decrease in interest expenses in fiscal year 2009 as the principal portion of our existing debt is paid down.

Income Tax

Absorption incurred federal income taxes during fiscal year 2008 at an effective rate of 38%. The effective rate is lower than the rate incurred during fiscal year 2007 (of 45%) due to the proportion of stock-based compensation expenses from stock options that are not deductible for federal income taxes as compared to net income before taxes. We anticipate that the effective rate going forward will fluctuate depending on the ratio of net income before taxes to stock-based compensation recognized in a particular period. Losses incurred in Canada by International Absorbents have been fully reserved through the recording of a valuation allowance as Canadian net operating losses and deferred tax assets are not expected to be utilized in future periods.

Net Income

Our net income for the year ended January 31, 2008 increased by 188% as compared to the same period in the prior fiscal year. This increase in net income over the prior fiscal year was primarily caused by increased sales and our ability to control selling, administrative and general expenses. We feel that continued concentration on the implementation of the key components of our business plan that focus on production efficiencies and controlled costs should provide us with continued increases in production rates, which should help us to service our anticipated increase in demand for our products and generate additional revenues.

We expect that in fiscal year 2009 we will be able to continue to increase sales and minimize the growth of our selling general and administrative costs. Our biggest challenges for the coming fiscal year will be improving our gross margin, especially with rising fuel and energy costs, and maintaining projected net sales growth rates if the economy goes into a significant or long term recession. We will continue to invest in future marketing programs to offset competitive pressures as necessary and anticipate additional administrative costs resulting from regulatory requirements. In addition, we anticipate that increased depreciation resulting from our investment in plant and equipment will negatively affect our fiscal year 2009 net income. If the U.S. economy has a minimal effect on our sales growth, then we anticipate that we will be able to continue to increase net income in fiscal year 2009, though not at the rate at which fiscal year 2008 increased over fiscal year 2007.

Earnings Before Interest, Taxes, Depreciation, and Amortization (EBITDA)

We believe that one of our key financial and operating performance metrics is Earnings before Interest, Taxes, Depreciation, and Amortization (EBITDA). Our EBITDA increased by 80% during fiscal year 2008 as compared to fiscal year 2007. The increase for fiscal year 2008 was substantially the result of increased sales and controlled selling, administrative, and general expenses.

EBITDA is not a measure of financial performance under generally accepted accounting principles (GAAP) in the United States. Accordingly, it should not be considered a substitute for net income, cash flow provided by operating activities, or other income or cash flow data prepared in accordance with GAAP. However, we believe that EBITDA may provide additional information with respect to our financial performance and our ability to meet our future debt service, capital expenditures and working capital requirements. This measure is widely used by investors and rating agencies in the valuation, comparison, rating, and investment recommendations of companies. In addition, we use EBITDA as one of several factors when determining the compensation for our executive officers. Because EBITDA excludes some, but not all items that affect net income and may vary among companies, the EBITDA presented by us may not be comparable to similarly titled measures of other companies. The following schedule reconciles EBITDA to net income reported on our Condensed Consolidated Statement of Operations, which we believe is the most directly comparable GAAP measure:

For the year ended

(U.S. dollars in thousands)	January 31, 2008	January 31, 2007	Percentage Change

Net Income (as reported on Condensed Consolidated Statement of Operations)	$2,016	$701
Interest expense	385	361
Interest income	(86)	(150)
Income tax provision	1,254	577
Depreciation & amortization	1,719	1,455
EBITDA	$5,288	$2,944	80%

During fiscal year 2009 management will continue to focus on EBITDA as a key performance indicator.

Liquidity and Capital Resources

During fiscal year 2008 we completed the third phase of our three-phase capital expansion plan. This three-phase plan includes: the building of the new manufacturing and warehousing facility in Ferndale, Washington, which is now complete; the building of a new production facility in Georgia, which has also been completed; and the closure and move of the Bellingham, Washington manufacturing facility to the Ferndale, Washington location, which we commenced during the third quarter of fiscal year 2007 (engineering was started during the second quarter of fiscal year 2007) and completed during the third quarter of fiscal year 2008. The intent of this capital expansion plan is first, to protect our core business by reducing our production costs and decreasing the cost of shipping product to our customers; second, to give us the ability to manufacture, warehouse and distribute a wider diversity of product; and third, to increase our production capacity.

The table below illustrates the effects this capital expansion plan has had on our financial statements (U.S. dollars, in thousands):

	As of January 31, 2008	As of January 31, 2007
Financial Condition
Total Assets	$28,589	$27,691
Total Liabilities	10,900	12,301
Total Equity	$17,689	$15,390

Debt/equity ratio	0.62	0.80
Assets/debt ratio	2.62	2.25

Working Capital
Current assets	$8,691	$9,329
Current liabilities	$3,080	$3,945

Current ratio	2.82	2.36

Cash Position
Cash, restricted cash & short term investments	$2,809	$3,423
Cash generated from operations	$3,571	$ 2,416

Financial Condition

During fiscal year 2008, the value of our total assets increased. This was primarily the result of an increase in fixed assets, which resulted from the closure and move of our Bellingham, Washington production facility. We also had an increase in total liabilities resulting from the payment of principal of long term debt and a reduction in current liabilities.

As discussed under Note 8 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we currently have three long-term debt facilities, including our September 2006 bond financing arrangement with GE Capital Public Finance, Inc (“GECPF”), our March 2003 bond financing with GECPF and our September 2004 tax-exempt bond financing with BB & T.

We believe that our main credit risk exposure in fiscal year 2009 will come from meeting the covenants attached to our debt facilities by our lenders. As of the end of fiscal year 2008 we were over minimum financial requirements and under maximum requirements. The covenant-related ratios that could pose a potential risk in the future are those based on cash flow. As such, any significant decrease in our current cash flow could result in the breach of one or more of these loan covenants. If we fail to satisfy the financial covenants and other requirements contained in our debt facilities, our debts could become immediately payable at a time when we are unable to pay them, which could adversely affect our liquidity and financial condition. In addition, if we are to make cash flow decisions to remain within our loan covenants, these decisions could affect our ability to effectively execute on our long term business strategy.

Debt retirement is an alternative that we consider on an ongoing basis. Relevant factors in our analysis include the cost of equity and the rate of interest on our debt. Our long-term debt has been at very favorable rates such that it was and continues to be considered advantageous to use our capital for other applications.

Working Capital

During fiscal year 2008, our working capital position continued to improve as current assets decreased at a rate slower than the decrease in current liabilities. The majority of the decrease in current assets was the result of cash used to finance the move of our Bellingham, Washington production facility to our Ferndale, Washington facility and to commission this new facility. Current liabilities decreased primarily due to decreases in accounts payable which were related to the closure and move of the Bellingham, Washington production facility. These changes resulted in our current ratio (current assets divided by current liabilities) increasing from 2.36 at the end of fiscal year 2007 to 2.82 at the end of fiscal year 2008.

In fiscal year 2009 we expect that our current assets will continue to increase as a result of positive cash flow and an increase in accounts receivable and inventories, as sales levels grow. We also expect that current liabilities will increase as a result of growing accounts payable related to the general growth of the company. Even though we expect both current assets and current liabilities to grow, we believe that our net working capital position will improve over the coming fiscal year.

Cash Position

We believe that our existing cash on hand, long-term debt and available line of credit currently provide us with enough cash to meet our existing needs for the foreseeable future. Cash and investments decreased during fiscal year 2008, primarily as a result of cash used for the closure and move of the Bellingham, Washington production facility. We expect cash to increase during fiscal year 2009, mostly as a result of cash generated from operations. We believe that our existing $2,000,000 line of credit with BB&T will suffice in covering any potential cash shortfall. This line of credit is secured by inventory and accounts receivable, which will provide enough collateral to support the related debt. Interest is payable on funds advanced at the LIBOR rate plus 2.5%. The line of credit matures on May 23, 2009. As of January 31, 2008, no borrowings were outstanding under the line of credit. If we do borrow against this line of credit, we intend to pay it off before the end of fiscal year 2009. We will continue to closely monitor both current liabilities and current assets as they relate to the generation of cash, with an emphasis on maximizing potential sources of cash.

Cash Generated from Operations

During fiscal year 2008 we generated $3,571,000 in cash from operating activities. The cash generated during the fiscal year 2008 was a 48% increase over the $2,416,000 in cash generated during fiscal year 2007. If our sales continue to increase and we are able to continue to profitably produce our products, we should be able to continue to generate cash from operating activities during fiscal year 2009, although it cannot be assured that this will be the case.

Financing and Investing Activities

Cash used for financing activities during fiscal year 2008 was $805,000. This was the result principal payments made on our long-term debt. Cash was used during fiscal year 2008 for investing activities mainly related to the closure and move of our Bellingham, Washington production facility. Also, the restricted cash related to the debt facility for the plant move was released as construction progressed. Cash used in investing activities during fiscal year 2008 was approximately $2,234,000.

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

The third phase of our production expansion plan was the closure and relocation of our Bellingham, Washington production facility to our new Ferndale, Washington facility. This phase began during the second quarter of fiscal year 2007 and cost approximately $4,300,000. Of this amount, $2,700,000 came from cash and the remaining $1,600,000 was generated through our September 2006 bond financing with GECPF, as described above. This facility was fully commissioned by the end of the third quarter of fiscal year 2008.

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

Critical Accounting Policies

Introduction

In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States, management makes judgments, assumptions and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We believe that the material estimates that are particularly susceptible to significant change relate to the determination of the allowance for doubtful accounts, income taxes, including deferred income taxes and the related valuation allowance, accrual for self-insured medical insurance plans and sales incentives. As part of the financial reporting process, our management collaborates to determine the necessary information on which to base judgments and develop estimates used to prepare the consolidated financial statements. Historical experience and available information is used to make these judgments and estimates. However, different amounts could be reported using different assumptions and in light of different facts and circumstances. Therefore, actual amounts could differ from the estimates reflected in the consolidated financial statements.

In addition to the significant accounting policies described in Note 1 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following discussion addresses our critical accounting policies.

Inventory

Unexpected change in market demand or buyer preferences could reduce the rate of inventory turnover and require us to record a reserve for obsolescence. Finished goods inventory are valued at the lower of cost (determined on the first-in, first-out basis) or net realizable value. Cost includes direct materials, labor and overhead allocation. Raw materials and supplies are valued at the lower of cost (determined on the first-in, first-out basis) or net realizable value. We have not historically experienced a period where a material amount of finished goods inventory or raw materials inventory has been required to be reduced in value as a result of changes in market demand or buyer preference. Because of this lack of historical change we have not yet had to record a reserve for obsolete inventory. Our assumptions and valuation methodology for inventory have historically not changed. Even though we have not historically had to record a reserve for obsolete inventory as a result of changes in market demand or buyer preference, there is no guarantee that one or both of these events will not happen. As a result, even though we believe that it is unlikely that a change will occur, we do recognize that change is possible and will record a reserve for obsolete inventory if the circumstances dictate as previously described.

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

Effective February 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Though the validity of any tax position is a matter of tax law, the body of statutory, regulatory and interpretive guidance on the application of the law is complex and often ambiguous. Because of this, whether a tax position will ultimately be sustained may be uncertain. Under FIN 48, the impact of an uncertain tax position that is more likely than not of being sustained upon audit by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. No portion of an uncertain tax position will be recognized if the position has less than a 50% likelihood of being sustained.

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

Effective February 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective transition method. Under that transition method, compensation cost recognized in fiscal year ended January 31, 2007 and all subsequent fiscal years thereafter includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested, as of January 31, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based payments granted subsequent to February 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated, as provided for under the modified-prospective method. For details regarding the effect on our financial statements of using this methodology, please see Note 2 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX

Report of Independent Registered Public Accounting Firm	Page 29
Consolidated Balance Sheets at January 31, 2008 and 2007	Page 30
Consolidated Statements of Income for the Fiscal Years ended January 31, 2008 and 2007	Page 31
Consolidated Statements of Changes In Stockholders’ Equity for the Fiscal Years ended January 31, 2008 and 2007	Page 32
Consolidated Statements of Cash Flows for the Fiscal Years ending January 31, 2008 and 2007	Page 33
Notes to Consolidated Financial Statements, January 31, 2008 and 2007	Page 34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

International Absorbents, Inc.

We have audited the accompanying consolidated balance sheets of International Absorbents, Inc. and subsidiary (the “Company”) as of January 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Absorbents, Inc. and subsidiary as of January 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective February 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

/S/ Moss Adams LLP

Seattle, Washington

April 25, 2008

International Absorbents Inc. and Subsidiary

Consolidated Balance Sheets

As at January 31, 2008 and 2007

(in thousands of U.S. dollars)

	2008	2007

Assets
Current assets:
Cash and cash equivalents	$ 2,809	$ 2,277
Restricted cash	-	1,146
Accounts receivable, net	2,359	2,373
Inventories, net	3,166	3,221
Prepaid expenses	155	126
Income taxes receivable	44	-
Deferred income tax asset	158	186
Total current assets	8,691	9,329

Property, plant and equipment, net	19,662	18,096
Other assets, net	236	266
Total assets	$ 28,589	$ 27,691

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued liabilities	$ 2,119	$ 2,933
Related party payable	6	5
Current portion of long-term debt	857	805
Income taxes payable	98	202
Total current liabilities	3,080	3,945

Deferred income tax liability	1,110	835
Long-term debt	6,664	7,521
Other long term liabilities	46	-
Total liabilities	10,900	12,301

Stockholders' equity:

Common stock, no par value -
Unlimited shares authorized,
6,410,328 and 6,410,328 issued and outstanding at
January 31, 2008 and 2007, respectively	8,487	8,487
Additional paid in capital	1,365	999
Retained earnings	7,837	5,904
Total stockholders' equity	17,689	15,390
Total liabilities and stockholders' equity	$ 28,589	$ 27,691

The accompanying notes are an integral part of these consolidated financial statements.

International Absorbents, Inc. and Subsidiary

Consolidated Statements of Income

For the years ended January 31, 2008 and 2007

(in thousands of U.S. dollars, except earnings per share amounts)

	2008	2007

Sales, net	$ 33,095	$ 29,495
Cost of goods sold	23,139	19,902
Gross Profit	9,956	9,593

Selling, general and administrative expenses	6,387	8,104

Income from operations	3,569	1,489
Interest expense	(385)	(361)
Interest income	86	150
Income before provision for income taxes	3,270	1,278

Income tax provision	(1,254)	(577)
Net income	$ 2,016	$ 701

Basic earnings per share	$ .31	$ .11
Fully diluted earnings per share	$ .31	$ .11

Weighted average number of shares outstanding
(in thousands)
Basic	6,410	6,404
Diluted	6,477	6,406

The accompanying notes are an integral part of these consolidated financial statements.

International Absorbents Inc. and Subsidiary

Consolidated Statement of changes in Stockholders’ Equity

For the years ended January 31, 2008 and 2007

(in thousands of U.S. dollars)

	Common Shares (in 1,000’s)	Amount	Additional Paid in Capital	Retained Earnings	Total Stock- Holders' Equity

Balance as of January 31, 2006	6,321	$8,299	$ 652	$5,203	$14,154
Exercise of stock options	89	188	-	-	188
Stock based compensation	-	-	347	-	347
Net income	-	-	-	701	701

Balance as of January 31, 2007	6,410	8,487	999	5,904	15,390
FIN 48 cumulative adjustment	-	-	-	(83)	(83)
Stock based compensation	-	-	366	-	366
Net income	-	-	-	2,016	2,016

Balance as of January 31, 2008	6,410	$ 8,487	$ 1,365	$ 7,837	$ 17,689

The accompanying notes are an integral part of these consolidated financial statements.

International Absorbents Inc. and Subsidiary

Consolidated Statement of Cash Flows

For the years ended January 31, 2008 and 2007

(in thousands of U.S. dollars)

	2008	2007

Cash flows from operating activities

Net income	$ 2,016	$ 701
Adjustments to reconcile net income to net cash
used for operating activities
Depreciation and amortization	1,719	1,455
Loss on disposal of equipment	167	-
Stock-based compensation	366	347
Deferred taxes	303	(40)
Changes in operating assets and liabilities
Accounts receivable	14	(213)
Inventory	55	(575)
Prepaid expenses	(29)	(13)
Accounts payable and accrued liabilities	(856)	615
Income taxes receivable/payable	(148)	140
Due to related party	1	(1)
Other long term liabilities	(37)	-
Net cash flows from operating activities	3,571	2,416

Cash flows from investing activities
Proceeds from investments	-	609
Purchase of property, plant and equipment	(3,380)	(3,019)
Purchase of other assets	-	(32)
Investment in restricted cash	-	(1,600)
Proceeds from restricted cash	1,146	454
Net cash flows from investing activities	(2,234)	(3,588)

Cash flows from financing activities
Proceeds from long-term debt	-	1,600
Repayment of long-term debt	(805)	(537)
Proceeds from exercise of stock options	-	188
Net cash flows from financing activities	(805)	1,251

Net change in cash	532	79

Cash and cash equivalents, beginning of period	2,277	2,198

Cash and cash equivalents, end of period	$ 2,809	$ 2,277

Cash paid for interest (net of amounts capitalized)	$ 394	$ 355

Cash paid for income taxes	$ 1,128	$ 409

Non-cash investing activities
Increase in property, plant and equipment and accounts
payable for purchase of plant and equipment	$ 154	$ 113

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

International Absorbents Inc. and Subsidiary

1	Operations

International Absorbents Inc. (“IAX”) is a Canadian company operating in the States of Washington and Georgia, U.S.A. through its wholly-owned subsidiary, Absorption Corp (“Absorption,” and collectively with IAX, the “Company”).

The Company operates in two segments and is engaged in the development and sale of value added products made from waste short fiber pulp (“SFP”) utilizing proprietary technology. The Company markets and sells animal and pet bedding products that are sold in consumer retail and commercial bedding markets. In addition, the Company markets and sells SFP-based products used for general industrial spill cleanup, marine oil-cleanup, and oil/water filtration, and hydro mulch products, which hydro mulch products were not produced during the current fiscal year. The Company has established distribution primarily in North America.

2	Significant accounting policies

Generally accepted accounting principles

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

Basis of presentation

The consolidated financial statements include the accounts of IAX and its wholly-owned subsidiary, Absorption, a Nevada corporation doing business in the states of Washington and Georgia. All significant inter-company transactions are eliminated in consolidation.

Cash and cash equivalents

Cash and cash equivalents includes cash and highly liquid investments with original maturities of 90 days or less.

Restricted Cash

During fiscal year 2007, the Company entered into a bond financing agreement in the amount of $1,600,000 with GE Capital Public Finance, Inc. (“GECPF”) to fund the purchase and installation of manufacturing equipment to be used in connection with the closure and relocation of the Bellingham, Washington production facility to the new Ferndale, Washington manufacturing and warehouse facility. These funds had been placed in an escrow account during the purchase and installation of the equipment. Funds were drawn on the account as the equipment was purchased. The escrow account balance (restricted cash) at January 31, 2008 and 2007 was -0- and $1,146,000, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

The Company typically offers credit terms to its customers without collateral. The Company records accounts receivable at the face amount less an allowance for doubtful accounts. On a regular basis, the Company evaluates its accounts receivable and establishes these allowances based on a combination of specific customer circumstances, as well as credit conditions and the history of write-offs and collections. Where appropriate, the Company obtains credit rating reports and financial statements of the customer to initiate and modify their credit limits. The Company obtains credit insurance for certain accounts that qualify for coverage in order to minimize credit risk exposure. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. At January 31, 2008 and 2007, management considered all accounts receivable in excess of the allowances for doubtful accounts to be fully collectible.

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

Other Assets

Other assets include deferred financing fees, which represent costs incurred in connection with long-term debt (see Note 8). As of January 31, 2008 and 2007, the deferred financing fees were $236,000 and $266,000, respectively, which are net of accumulated amortization of $108,000 and $78,000, respectively. Amortization expense was $30,000 and $26,000 for the years ended January 31, 2008 and 2007, respectively. The Company is amortizing into interest expense the deferred financing fees on a straight line basis which approximates the interest method over the term of the related debt.

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

Shipping and Handling Costs

Shipping and handling costs are accounted for under EITF No. 00-10: “Accounting for Shipping and Handling Fees and Costs.” Revenues generated from shipping and handling costs charged to customers are included in sales and were $458,000 and $662,000 in fiscal years 2008 and 2007, respectively. Shipping and handling costs for outbound and inbound shipping charges are included in cost of goods sold and were $4,732,000 and $4,643,000 in fiscal years 2008 and 2007, respectively.

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

Advertising

The Company accounts for advertising expenses under Statement of Position (“SOP”) No. 93-7. Advertising costs are expensed when incurred and were $201,000 and $394,000 during fiscal years 2008 and 2007, respectively.

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

Effective February 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Though the validity of any tax position is a matter of tax law, the body of statutory, regulatory and interpretive guidance on the application of the law is complex and often ambiguous. Because of this, whether a tax position will ultimately be sustained may be uncertain. Under FIN 48, the impact of an uncertain tax position that is more likely than not of being sustained upon audit by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. No portion of an uncertain tax position will be recognized if the position has less than a 50% likelihood of being sustained.

Stock-based employee compensation

Effective February 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share Based Payment” using the modified prospective transition method. Under this transition method, compensation cost recognized in fiscal year ended January 31, 2007 and all subsequent fiscal years thereafter includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value calculated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value calculated in accordance with the provisions of SFAS No. 123(R).

Total stock-based compensation expense recognized in the income statement for the year ended January 31, 2008 and 2007 was $363,000 and $340,000, of which $13,000 and $33,000 was recognized in cost of goods sold and $350,000 and $307,000 was recognized in selling, general and administrative expenses, respectively. All of the stock-base compensation was related to Incentive Stock Options (“ISO”s) held by employees and non-employee directors for which no tax benefit is recognized.

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

SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes-Merton (“BSM”) option valuation model, which incorporates various assumptions including volatility, expected life forfeiture rate and risk-free interest rates. The assumptions used for the years ended January 31, 2008 and 2007 and the resulting estimates of weighted-average fair value per share of options granted during those periods are as follows:

		2008	2007

a)	risk free interest rate	4.17%	4.88%

b)	expected volatility	98.97%	109.16%

c)	expected dividend yield	0.00%	0.00%

d)	estimated average life (in years)	4.66	4.66

The expected life of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The Company has not paid dividends in the past and does not plan to pay any dividends in the near future. As stock-based compensation expense recognized is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company forfeiture rate for 2008 was calculated based on its historical experience of awards which ultimately vested.

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

The remaining unvested compensation for the fair value of stock options to be recognized was $754,000 and $757,000 at January 31, 2008 and 2007, respectively.

Other stock-based compensation

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees and non-employee directors in accordance with SFAS No. 123 and the conclusions reached by the EITF in Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services” (“EITF 96-18”). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18. Stock-based compensation recognized under SFAS No. 123 and EITF 96-18 was $3,000 and $7,000 during 2008 and 2007, respectively.

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

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for doubtful accounts, deferred income taxes valuation allowance and sales incentives.

New accounting pronouncements

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(R)). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company will adopt SFAS 141(R) in the first quarter of fiscal 2009 and apply the provisions of this Statement for any acquisition after the adoption date. The Company does not anticipate this statement will have a material effect on its financial condition or results of operations.

3.	Balance sheet components (in thousands of U.S. dollars)

	2008	2007

Accounts receivable
Trade	$ 2,444	$ 2,416
Allowance for doubtful accounts	(85)	(43)
	$ 2,359	$ 2,373

Inventories
Raw materials	$ 1,714	$ 1,569
Finished goods	1,452	1,652
	$ 3,166	$ 3,221

Accounts Payable and accrued liabilities
Accounts payable
Trade	$ 865	$ 1,397
Equipment and other	155	113
Accrued Liabilities
Payroll	614	511
Other	485	912
	$ 2,119	$ 2,933

4.	Property, Plant and Equipment

	2008	2007
Property, plant and equipment
Land	$ 1,547	$ 1,547
Buildings	8,759	8,534
Leashold improvements	-	630
Equipment	15,164	10,996
Construction in progress	446	2,313

	$ 25,916	$ 24,020
Less: Accumulated depreciation	(6,254)	(5,924)
	$ 19,662	$ 18,096

Depreciation expense from property, plant and equipment for the fiscal years ended January 31, 2008 and 2007 was $1,689,000 and $1,429,000, respectively.

During the third quarter of fiscal year 2007, the Company began the purchase and installation of manufacturing equipment to be used to relocate the Bellingham, Washington production facility to the new Ferndale, Washington manufacturing and warehouse facility (engineering was started during the second quarter of fiscal year 2007). The Company received a $1,600,000 bond financing from GE Capital. These funds were placed in an escrow account and drawn on during the purchase and installation of the equipment. The closure and move of the Bellingham, Washington facility was completed during the third quarter of fiscal year 2008. The escrow account balance (restricted cash) at January 31, 2008 and 2007 was $-0- and $1,146,000, respectively.

The Company incurred interest costs of $415,000 and $396,000 during the fiscal years 2008 and 2007, respectively, of which $30,000 and $35,000 was capitalized as part of the purchase and installation of manufacturing equipment during fiscal years 2008 and 2007, respectively.

5.	Fair value of financial instruments

The fair value of cash and cash equivalents, restricted cash, investments, accounts receivable, accounts payable, and accrued liabilities, and amounts due to related parties approximate their carrying value due to the relatively short-term maturities of these instruments.

The fair value of the Company’s debt at January 31, 2008 and 2007 approximates the carrying value. The fair value is based on management’s estimate of current rates available to the Company for similar debt with the same remaining maturity.

6.	Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, short-term investments and trade accounts receivable. Receivables arising from sales to customers are generally not significant individually and are not collateralized; as a result, management continually monitors the financial condition of its customers to reduce the risk of loss. The Company had two customers who individually exceeded 10% of sales, who collectively accounted for 36% and 39% of total trade accounts receivable at January 31, 2008 and 2007, respectively, and who collectively accounted for 48% and 47% of total sales during the fiscal year ending January 31, 2008 and 2007, respectively.

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

7.	Operating line of credit

On May 23, 2007, Absorption renewed a bank line of credit with Branch Banking & Trust Co. that provides for up to $2,000,000 of cash borrowings for general corporate purposes which is secured by accounts receivable and inventory of Absorption. Interest is payable on funds advanced at the one-month London Interbank Offered Rate (“LIBOR”) plus 2.5%. The line of credit matures on May 23, 2009. At January 31, 2008, the Company had no borrowings outstanding.

8.	Long-term debt (in thousands of U.S. dollars)

	2008	2007
Tax-exempt bonds	$ 7,521	$ 8,255
Taxable bonds	-	71
Total debt	7,521	8,326
Less: current portion	(857)	(805)
Long-term debt	$ 6,664	$ 7,521

On September 14, 2006, the Company entered into a bond financing agreement in the amount of $1,600,000 with GE Capital Public Finance, Inc. (“GECPF”) to fund the purchase and installation of manufacturing equipment to be used in connection with the closure and relocation of the Bellingham, Washington production facility to the new Ferndale, Washington manufacturing and warehouse facility. GECPF agreed to fund and guarantee the Economic Development Revenue Bond issued by the Washington State Economic Finance Authority at a fixed interest rate of 5.70%, amortized over 90 months with interest-only payments during the six months of construction. If Absorption defaults under the terms of the loan agreement, including failure to pay any amount when due or violating any of the financial and other covenants, GECPF may accelerate all amounts then-owing under the bond. Costs incurred in issuing the bond was $32,000. The bond is secured by the equipment financed. At January 31, 2008 and 2007 the balance outstanding was $1,441,000 and $1,600,000, respectively.

In September of 2004, the Company completed a $4,900,000 tax-exempt bond financing. Of the total proceeds from the financing, $2,099,000 were used to pay off the loan held by Branch Banking &Trust Co., $98,000 was paid for costs of issuance and the remaining proceeds of $2,703,000 were placed in a trust account to be used to finish the construction of the new production facility located in Jesup, Georgia. The bonds were issued by Wayne County Industrial Development Authority in the state of Georgia. The bonds have a variable rate equal to Branch Banking & Trust Co.’s Variable Rate Demand Bond “VRDB” rate ( 2.28 % as of March 27, 2008) plus a letter of credit fee of 0.95%, a remarketing fee of 0.125% and a $2,000 annual trustee fee. The term of these bonds is seven years for the equipment portion and 15 years for the real estate portion. At January 31, 2008 and 2007, the balance outstanding was $3,800,000 and $4,300,000, respectively. The letter of credit expires September 2, 2011, at which time it will need to be renewed.

In March 2003, the Company completed a $2,910,000 bond financing, comprised of $2,355,000 as tax exempt and $555,000 as taxable. The bonds were issued through the Washington Economic Development Finance Authority in Washington State. The purchaser and holder of the bonds is GECPF. The tax exempt bonds have a fixed rate of 5.38% with a term of 190 months, maturing February 2019, and with interest-only payments for the first 52 months. The taxable bonds had a fixed rate of 5.53% a term of 52 months, with a maturity date of August 2007. The indebtedness underlying the bonds is secured by a mortgage on the real property, and a security interest in the equipment assets, located in Whatcom County, Washington. At January 31, 2008 and 2007, the balance outstanding was $2,280,000 and $2,355,000 on the tax-exempt and $-0- and $71,000 on the taxable bonds, respectively.

The aggregate principal maturities on long-term debt for each of the twelve-month periods subsequent to January 31, 2008 are as follows (in thousands of U.S. dollars):

Long-term
Debt
Fiscal Year ending January 31,:
2009	$ 857
2010	877
2011	898
2012	921
2013	646
Thereafter	3,322

$ 7,521

9.	Capital stock

Common Shares

Holders of Common Shares are entitled to one vote per share and to share equally in any dividends declared and in distributions on liquidation.

During fiscal years 2008 and 2007, -0- and 89,560 common stock options, respectively, were exercised for proceeds of $-0- and $188,076, respectively.

Stock options

The 2003 Omnibus Plan permits the granting of stock options (including nonqualified stock options and incentive stock options qualifying under Section 422 of the Code and for residents of Canada under the terms and conditions of the Income Tax Act of Canada), stock appreciation rights (including free-standing, tandem and limited stock appreciation rights), restricted or unrestricted share awards, phantom stock, performance awards, or any combination of the foregoing. The 2003 Omnibus Plan has 1,100,000 Common Shares reserved for issuance and/or grant.

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

The following table summarizes the Company’s stock option activity for the years ended January 31, 2008 and 2007:

	2008		2007
		Weighted		Weighted
	Shares	Average	Shares	Average
		Price		Price
Outstanding - beginning of year	536,100	$ 4.17	546,360	$ 4.02
Granted	140,000	3.71	140,000	3.21
Exercised	-	-	(89,560)	2.10
Repurchased, surrendered or expired	(112,583)	(4.70)	(60,700)	3.65

Outstanding - end of year	563,517	$ 3.95	536,100	$ 4.17
Vested	109,434	$ 3.58	166,667	$ 4.32

The following table summarizes information about options outstanding at January 31, 2007:

Range of exercise prices	Number outstanding at January 31, 2008	Weighted average remaining contractual life (months)	Outstanding weighted average exercise price	Number exercisable at January 31, 2008	Exercisable weighted average exercise price

$ 3.15	40,000	11	$ 3.15	40,000	$ 3.15
3.20	100,000	63	3.20	-	3.20
3.25	40,000	23	3.25	40,000	3.25
3.60	100,000	74	3.60	-	3.60
4.00	40,000	35	4.00	-	4.00
4.60	143,517	44	4.60	29,434	4.60
4.70	100,000	38	4.70	-	4.70

$ 3.15 – 4.70	563,517	48	$ 3.03	109,434	$ 3.58

At January 31, 2008, the Company had 536,483 remaining Common Shares available to be granted under the 2003 Omnibus Plan.

There were outstanding options to purchase 4,000 Common Shares issued to individuals who are not employees or directors of the Company as of January 31, 2008.

10.	Employee Benefit Plan

The Company initiated a 401(k) savings plan for employees during fiscal year 2006. Employees with at least 12 months of service are eligible to participate. Under the terms of the retirement savings plan, the Company provides matching contributions equal to 100% of each participants contribution up to 3% of a participant’s eligible compensation and 50% of each participants contribution over 3% up to a maximum of 5%. The Company’s contributions to the plan totalled $100,000 and $84,000 for the years ended January 31, 2008 and 2007, respectively.

11.	Related party transactions

General and administrative expenses for 2008 and 2007 included $82,000 and $70,000, respectively, each year for office rent and related services which were incurred on a cost reimbursement basis from a corporation owned and controlled by an officer and director of the Company. At January 31, 2008 and 2007, $6,000 and $5,000, respectively, were owing to this related party.

12.	Income taxes

The components of income before income taxes are as follows (in thousands of U.S. dollars):

	2008	2007

U.S.	$3,253	$1,661
Canada	17	(383)
	$3,270	$ 1,278

The components of the provision for current income taxes consist of the following (in thousands of U.S. dollars):

	2008	2007

U.S.	$ 877	$ 614
State	49	3
Canada	26	-
	$ 952	$ 617

The components of the provision for deferred income taxes consist of the following (in thousands of U.S. dollars):

	2008	2007

U.S.	$ 264	$ (8)
State	38	(32)
Canada	-	-
	$ 302	$ (40)

The provision for income taxes differs from the amount computed by applying the statutory income tax rate to net income before taxes as follows (in thousands of U.S. dollars):

	2008	2007

Income tax at statutory rate (Canada)	$ 1,108	$ 436
Difference in foreign tax rate	3	(2)
Permanent differences	(1)	9
Stock option expense	127	114
Domestic production deduction	(54)	(13)
Change in valuation allowance	38	(160)
Net operating losses expired	57	91
Change in tax rate	115
Effect from remeasurement from
Canadian currency	(258)	58
State and local , net	78	(28)
Other differences	41	72
	$ 1,254	$ 577

Deferred income taxes are provided for temporary differences. Deferred income tax assets and liabilities are comprised of the following (in thousands of U.S. dollars):

	2008	2007
Deferred income tax assets
Net operating loss carryforward	$ 26	$ 125
Intangibles	20	23
Non-deductible liabilities and other	158	187
State tax credits	49	50
Unrealized loss	338	163
Valuation allowance	(384)	(311)
	$ 207	$ 237
Deferred income tax liabilities
Property, plant and equipment	(1,159)	(886)
	$ (1,159)	$ (886)

The Company has Canadian tax losses from prior years which are available to offset taxable income of future years. These tax losses expire as follows (in thousands of U.S. dollars):

	Canadian operations
	Loss	Expiry date
Year incurred	carryforward
2003	1	January 31, 2010
2004	57	January 31, 2011
2005	38	January 31, 2015

	$ 96

The Company has recorded a valuation allowance against deferred tax assets which relates to uncertainties related to utilization of Canadian Net Operating Loss Carry Forwards and other Canadian deferred tax assets. The valuation allowance increased by $73,000 during the year ended January 31, 2008 and decreased by $160,000 during the year ended January 31, 2007.

The Company has not provided for Canadian deferred income taxes on undistributed earnings of International Absorbent’s U.S. subsidiary because of its intention to indefinitely reinvest these earnings in the U.S. The determination of the amount of the unrecognized deferred U.S. income tax liability related to the undistributed earnings is not practicable.

In June 2006, the Financial Accounting Standards Board (the “FASB”) issued interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes. On February 1, 2007 the Company adopted the provisions of FIN 48. The adoption and implementation of FIN 48 resulted in a $83,000 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the February 1, 2007 balance of retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at February 1, 2008	83
Settlements	(46)
Additions for tax positions of current period	2
Additions for tax positions of prior periods	6
45

The Company is subject to taxation in the United States, Canada and various state jurisdictions. The material jurisdictions that are subject to examination by tax authorities are for tax years after fiscal year 2003. The Company classifies interest and penalties on tax uncertainties as components of the provision for income taxes.

13.	Commitments and Contingencies

Operating Leases

The Company’s Bellingham, Washington plant was leased from the Port of Bellingham under a lease that expired in August 2007. The terms and conditions of the lease required monthly payments of the excise tax only. The normal monthly lease payments were waived in lieu of Absorption agreeing to remove the building and associated utilities at the expiration of the lease. The cost for this work was $120,000 and has been accounted for in accordance with FIN 47, “Accounting for Conditional Asset Retirement Obligation.” The removal of the building was required to commence six months prior to the expiration of the lease.

The Company has entered into various operating lease agreements for equipment that expire in 2009 to 2012. Rental expenses for the year ended January 31, 2008 and 2007 were $223,000 and $246,000, respectively. Minimum annual rental payments under non-cancellable operating leases are approximately 122,000, $79,000, $57,000 and $46,000 for the years ending January 31, 2009, 2010, 2011 and 2012, respectively.

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

Self Insurance

During the period from January 2004 to December 2006, Absorption had been self-insured for medical insurance through a third-party administrator. Claims exceeding $30,000 for any one individual or $250,000 for the group were covered under a stop loss insurance policy. As of January 31, 2008 and 2007, the Company accrued $-0- and $56,000, respectively, for the self-insured medical insurance.

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

Business segment data (in thousands of U.S. dollars)

	2008
	Animal	Industrial	Consolidated
	Care

Sales, net	$ 32,271	$ 824	$ 33,095
Operating cost and expenses	26,944	863	27,807
Operating income (loss) before depreciation	5,327	(39)	5,288
and amortization
Depreciation and amortization			(1,719)
Interest expense			(385)
Interest Income			86

Net income before taxes			$ 3,270

	2007
	Animal	Industrial	Consolidated
	Care

Sales, net	$ 28,288	$ 1,207	$ 29,495
Operating cost and expenses	25,318	1,259	26,577
Operating income (loss) before depreciation	2,970	(52)	2,918
and amortization
Depreciation and amortization			(1,429)
Interest expense			(361)
Interest Income			150

Net income before taxes			$ 1,278

Sales revenues by geographic areas are as follows:

	2008	2007

United States	$ 31,280	$ 28,051
Canada	948	909
Other countries	867	535
	$ 33,095	$ 29,495

Two customers from the Animal Care segment represent 10% or more of the Company’s sales.

	2008	2007

Customer A	$ 7,843	$ 6,957
Customer B	8,080	7,205
	$ 15,923	$ 14,162

15.	Earnings per share
	2008
	Net Income	Shares	Per share
	(numerator)	(denominator)	amount

Basic earnings per share
Net income available to stockholders	$ 2,016,000	6,410,000	$ 0.31
Effect of dilutive securities
Stock options to purchase common stock	-	67,000
Diluted earnings per shares
Net income available to stockholders	$ 2,016,000	6,477,000	$ 0.31

	2007
	Net Income	Shares	Per share
	(numerator)	(denominator)	amount

Basic earnings per share
Net income available to stockholders	$ 701,000	6,404,000	$ 0.11
Effect of dilutive securities
Stock options to purchase common stock	-	2,000
Diluted earnings per shares
Net income available to stockholders	$ 701,000	6,406,000	$ 0.11

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

	2008	2007
Stock options excluded from the computation of diluted net
income per share, other than those used in the determination
of common stock equivalents disclosed above	244,150	536,100

16.	Selected Quarterly Financial Data (in thousands of U.S. dollars, except per share amounts)

The following table sets forth selected quarterly financial data for each of the quarters in fiscal years 2008 and 2007:

	2008
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Sales, net	$ 8,301	$ 9,028	$ 7,401	$ 8,365
Cost of goods sold	5,889	6,287	5,365	5,598
Gross Profit	2,412	2,741	2,036	2,767

Selling, general and administrative expenses	1,509	1,487	1,721	1,670

Income from operations	903	1,254	315	1,097
Interest expense	(94)	(103)	(101)	(87)
Interest income	21	18	23	24
Income before provision for income taxes	830	1,169	237	1,034

Income tax provision	(307)	(425)	(111)	(411)
Net income	$ 523	$ 744	$ 126	$ 623

Basic earnings per share	$ .07	$ .12	$ .02	$ .10
Fully diluted earnings per share	$ .08	$ .11	$ .02	$ .10

Weighted average number of shares outstanding
(in thousands)
Basic	6,410	6,410	6,410	6,410
Diluted	6,486	6,504	6,511	6,428

	2007
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Sales, net	$ 6,959	$ 8,615	$ 7,300	$ 6,621
Cost of goods sold	4,648	5,546	5,142	4,566
Gross Profit	2,311	3,069	2,158	2,055

Selling, general and administrative expenses	1,810	2,924	1,656	1,714

Income from operations	501	145	502	341
Interest expense	(89)	(95)	(91)	(86)
Interest income	62	35	35	18
Income before provision for income taxes	474	85	446	273

Income tax provision	(246)	(16)	(184)	(131)
Net income	$ 228	$ 69	$ 262	$ 142

Basic earnings per share	$ .04	$ .01	$ .04	$ .02
Fully diluted earnings per share	$ .04	$ .01	$ .04	$ .02

Weighted average number of shares outstanding
(in thousands)
Basic	6,410	6,410	6,410	6,384
Diluted	6,413	6,410	6,410	6,393

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings pursuant to Rule 13a-15(b) of the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms in a manner that allows timely decisions regarding required disclosures. We carried out, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our CEO and CFO concluded that the current disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that: (i) in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; (iii) provide reasonable assurance that our receipts and expenditures are made in accordance with management authorization; and (iv) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting, however well designed and operated, can provide only reasonable, and not absolute, assurance that the controls will prevent or detect misstatements. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only the reasonable assurance that our controls will succeed in achieving their goals under all potential future conditions.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2008, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (or the COSO criteria). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of January 31, 2008.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fourth quarter ended January 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

For information with respect to our directors and executive officers see the sections titled “Election of Directors” and “Executive Officers of the Company,” respectively, in our definitive Proxy Statement (“Proxy Statement”) for our Annual General Meeting of Shareholders to be held on June 11, 2008 (“Annual Meeting”), which information is incorporated herein by this reference.

For information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 by our directors and executive officers and holders of ten percent of a registered class of our equity securities, see the section titled “Section

16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement, which information is incorporated herein by this reference.

For information regarding our audit committee and audit committee financial expert and any material changes to the procedures by which shareholders may recommend nominees to our board of directors, see the section titled “Board Matters and Committees” in our Proxy Statement, which information is incorporated herein by this reference.

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

For information required by this item regarding compensation of our executive officers and directors, see the section titled “Compensation of Executive Officers and Directors” in our Proxy Statement, which information is incorporated herein by this reference.

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

For information with respect to the independence of our directors, see the section titled “Board Matters and Committees” in our Proxy Statement, which information is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

For information with respect to our principal accounting fees and services, see the section titled “Ratification of Independent Auditors” in our Proxy Statement, which information is incorporated herein by this reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1.	Financial Statements.

The following Financial Statements are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm	Page 29
Consolidated Balance Sheets at January 31, 2008 and 2007	Page 30
Consolidated Statements of Income for the Fiscal Years ended January 31, 2008 and 2007	Page 31
Consolidated Statements of Stockholders’ Equity for the Fiscal Years ended January 31, 2008 and 2007	Page 32
Consolidated Statements of Cash Flows for the Fiscal Years ending January 31, 2008 and 2007	Page 33
Notes to Consolidated Financial Statements, January 31, 2008 and 2007	Page 34

2.	Financial Statement Schedules.

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

INTERNATIONAL ABSORBENTS INC., a

British Columbia, Canada corporation

Signature	Title	Date

/s/GORDON L. ELLIS

______________________	Chairman of the Board of Directors,	April 25, 2008
Gordon L. Ellis	President and Chief Executive Officer
(Principal Executive Officer)

/s/DAVID H. THOMPSON

David H. Thompson	Chief Financial Officer	April 25, 2008
Secretary
(Principal Financial and Accounting Officer)

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

Signature	Title	Date

/s/GORDON L. ELLIS

______________________	Chairman of the Board of Directors,	April 25, 2008
Gordon L. Ellis	President and Chief Executive Officer

(Principal Executive Officer)

/s/JOHN J. SUTHERLAND
______________________	Director	April 25, 2008
John J. Sutherland

/s/DANIEL J. WHITTLE
______________________	Director	April 25, 2008

Daniel J. Whittle

/s/LIONEL G. DODD	Director	April 25, 2008

_____________________

Lionel G. Dodd

/s/MICHAEL P. BENTLEY	Director	April 25, 2008

_____________________

Michael P. Bentley

/s/DAVID H. THOMPSON
______________________	Chief Financial Officer	April 25, 2008
David H. Thompson	Secretary
(Principal Financial and Accounting Officer)

                                                                           EXHIBIT INDEX

Exhibit 3.	Articles of Incorporation and By-laws
3.1[19]	Notice of Articles of the Company (Amended)
3.2[20]	Articles of the Company

Exhibit 4.	Instruments Defining the Rights of Security Holders, Including Indentures
4.1[18]	Shareholder Rights Plan dated May 1, 2006

Exhibit 10.	Material Contracts
10.1[1]	Employment Agreement between the Company and Gordon L. Ellis, CEO and President dated October, 1, 1998.
10.2[2]	Employment Agreement between the Company and David H. Thompson, CFO and Secretary dated February 1, 2002.
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

10.6[6]	Loan Agreement among BB&T and Absorption Corp. dated August 20, 2003.
10.7[7]	Employment Agreement between the Company and Shawn Dooley, Vice President for Sales and Marketing of Absorption Corp. dated December 18, 2003.
10.8[8]	Employment Agreement dated August 26, 2004 between Absorption Corp and Douglas Ellis, Chief Operations Officer for the Company.
10.9[9]	2003 Omnibus Incentive Plan
10.10[10]	Wayne County Industrial Development Authority Tax-Exempt Industrial Development Revenue Bonds (Absorption Corp Project), Series 2004 dated September 2, 2004.
10.11[11]	Letter of Credit and Reimbursement Agreement between Absorption Corp and Branch Banking and Trust Company dated September 1, 2004.
10.12[12]	BB&T Security Agreement dated September 1, 2004 between Absorption Corp and Branch Banking and Trust Company.
10.13[13]	BB&T Guaranty Agreement between Branch Banking and Trust Company and International Absorbents Inc. dated September 1, 2004.
10.14[14]	Lease Agreement dated as September 1, 2004 by and between Wayne County Industrial Development Authority and Absorption Corp.
10.15[15]	Washington Economic Development Finance Authority Economic Development Revenue Bond dated September 14, 2006.
10.16[16]	Loan Agreement among GE Capital Public Finance, Inc., as lender, Washington Economic Development Finance Authority, as issuer, and Absorption Corp., as borrower, dated as of September 1, 2006.
10.17[17]	Corporate Guaranty and Negative Pledge Agreement given by International Absorbents Inc. dated as of September 1, 2006.
10.18[21]	Rental contracts between the Company and ABE Industries (1980) Inc. dated March 15, 2003.

Exhibit 21.	Subsidiaries of the Registrant
21.1[22]	List of Subsidiaries of the Registrant.

Exhibit 23.	Consent of Experts and Counsel
23.1[22]	Consent of Moss Adams, LLP

Exhibit 24.	Power of Attorney
24.1	The power of attorney can be located on the signature page of this Form 10-K.

Exhibit 31.	Rule 13a-14(a)/15d-14(a) Certifications

31.1[22]	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14.
31.2[22]	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14.

Exhibit 32.	Section 1350 Certifications
32.1[22]	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2[22]	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

___________________________________________________________________________________________

[1]	Incorporated by reference to Exhibit 10.3 filed with the Company’s Annual Report on form 10-KSB for the fiscal year ended January 31, 2003.
[2]	Incorporated by reference to Exhibit 10.6 filed with the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2003.
[3]	Incorporated by reference to Exhibit 10.7 filed with the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2003.
[4]	Incorporated by reference to Exhibit 10.8 filed with the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2003.
[5]	Incorporated by reference to Exhibit 10.9 filed with the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2003.
[6]	Incorporated by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-QSB for the quarter ended October 31, 2003.
[7]	Incorporated by reference to Exhibit 10.8 filed with the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2004.
[8]	Incorporated by reference to Exhibit 10.19 filed with the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2005.
[9]	Incorporated by reference to Exhibit 99.1 to Amendment No. 1 to Company’s Registration Statement on Form S-8 filed on May 18, 2005.
[10]	Incorporated by reference to Exhibit 10.14 filed with the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2004.
[11]	Incorporated by reference to Exhibit 10.15 filed with the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2004.
[12]	Incorporated by reference to Exhibit 10.16 filed with the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2004.
[13]	Incorporated by reference to Exhibit 10.17 filed with the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2004.
[14]	Incorporated by reference to Exhibit 10.18 filed with the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2004.
[15]	Incorporated by reference to Exhibit 10.19 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2006.
[16]	Incorporated by reference to Exhibit 10.20 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2006.
[17]	Incorporated by reference to Exhibit 10.21 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2006.
[18]	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 4, 2006
[19]	Incorporated by reference to Exhibit 3.1 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2006.
[20]	Incorporated by reference to Exhibit 3.2 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2006.
[21]	Incorporated by reference to Exhibit 10.18 filed with the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007.
[22]	Filed herewith.