Form 10-Q
period 2008-07-31
INTERNATIONAL ABSORBENTS INC
filed 2008-09-12
CIK 813634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: July 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 31, 2008
Common Shares, no par value per share	6,410,328 shares

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

INTERNATIONAL ABSORBENTS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars, in thousands)

	As at July 31, 2008	As at January 31, 2008

	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$4,409	$2,809
Accounts receivable, net	2,583	2,359
Inventories, net	3,413	3,166
Prepaid expenses	144	155
Income taxes receivable	—	44
Deferred income tax asset	137	158
Total current assets	10,686	8,691

Property, plant and equipment, net	19,061	19,662
Other assets, net	221	236
Total assets	$29,968	$28,589

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued liabilities	$2,303	$2,119
Related party payable	6	6
Current portion of long-term debt	867	857
Income taxes payable	240	98
Total current liabilities	3,416	3,080

Deferred income tax liability	1,214	1,110
Long-term debt	6,478	6,664
Other long term liabilities	46	46
Total liabilities	11,154	10,900

Stockholders' equity:

Common stock, no par value;
Unlimited shares authorized,
6,410,328 issued and outstanding at	8,487	8,487
July 31, 2008 and January 31, 2008

Additional paid in capital	1,585	1,365

Retained earnings	8,742	7,837
Total stockholders' equity	18,814	17,689
Total liabilities and stockholders' equity	$29,968	$28,589

The accompanying notes are an integral part of these consolidated financial statements

INTERNATIONAL ABSORBENTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars, in thousands, except for per share amounts)

	Six Months Ended		Three Months Ended
	July 31,	July 31,	July 31,	July 31,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Sales, net	$17,759	$15,766	$9,298	$7,401
Cost of goods sold	12,447	10,963	6,496	5,365
	5,312	4,803	2,802	2,036

Selling, general and administrative expenses	3,625	3,391	1,820	1,721

Income from operations	1,687	1,412	982	315
Interest expense	(161)	(188)	(79)	(101)
Interest income	28	47	14	23
Income before provision for income tax	1,554	1,271	917	237

Income tax provision	(649)	(522)	(355)	(111)
Net income	$905	$749	$562	$126

Basic earnings per share	$.14	$.12	$.09	$.02
Fully diluted earnings per share	$.14	$.12	$.09	$.02

Weighted average number of shares outstanding
(in thousands)
Basic	6,410	6,410	6,410	6,410
Diluted	6,454	6,464	6,440	6,511

The accompanying notes are an integral part of these consolidated financial statements

INTERNATIONAL ABSORBENTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars, in thousands)

	Six Months Ended
	July 31,	July 31,
	2008	2007
	(unaudited)	(unaudited)
Cash flows from operating activities

Net income	$905	$749
Adjustments to reconcile net income to net cash
from operating activities
Depreciation and amortization	931	779
Loss on disposal of assets	—	164
Stock-based compensation	220	195
Deferred tax	125	150
Changes in operating assets and liabilities
Accounts receivable	(224)	26
Inventory	(247)	(877)
Prepaid expenses	11	(16)
Accounts payable and accrued liabilities	297	(420)
Income tax receivable/payable	186	45
Due to related party	—	1
Net cash flows from operating activities	2,204	796

Cash flows from investing activities
Purchase of property, plant and equipment	(428)	(2,600)
Changes in restricted cash	—	1,146
Net cash flows from investing activities	(428)	(1,454)

Cash flows from financing activities
Repayment of long-term debt	(176)	(134)
Net cash flows from financing activities	(176)	(134)

Net change in cash	1,600	(792)

Cash and cash equivalents, beginning of period	2,809	2,277

Cash and cash equivalents, end of period	$4,409	$1,485

Supplemental Cash flow Information
Cash paid for interest	$147	$193

Cash paid for income taxes	$349	$330

Non-cash investing activities
Change in property, plant and equipment and accounts
payable for purchase of plant and equipment	$113	$45

The accompanying notes are an integral part of these consolidated financial statements

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

These unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting.  The accompanying interim condensed consolidated financial statements do not include all notes normally included in our audited annual consolidated financial statements and Annual Report on Form 10-K and therefore should be read in conjunction with our annual consolidated financial statements and notes thereto for the year ended January 31, 2008 included in the Company’s Annual Report on Form 10-K.  The accompanying interim condensed consolidated financial statements include all normal recurring adjustments which, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at July 31, 2008 and January 31, 2008, its results of operations for the six and three months ended July 31, 2008 and 2007 and the statements of cash flows for the six months ended July 31, 2008 and 2007. The results of operations for the six months ended July 31, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year or future periods.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(R)). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company adopted SFAS 141(R) in the first quarter of fiscal 2009 and will apply the provisions of this Statement for any acquisition after the adoption date. The Company’s adoption of this Statement has not had a material impact on the Company’s results of operations or financial position.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities.  This Statement significantly increases the disclosure requirements for derivative instruments.  The new requirements include the location and fair value amounts of all derivatives by category reported in the consolidated balance sheet; the location and amount of gains or losses of all derivatives and designated hedged items by category reported in the consolidated income statement or in other comprehensive income in the consolidated balance sheet; and measures of volume such as notional amounts.  For derivatives designated as hedges, the gains or losses must be divided into the effective portions and the ineffective portions.  The Statement also requires the disclosure of group concentrations of credit risk by counterparties, including the maximum amount of loss due to credit risk and policies concerning collateral and master netting arrangements.  Most disclosures are required on an interim and annual basis.  The effective date for this Statement is the second quarter of fiscal year 2009.  The Company’s adoption of this Statement has not had a material impact on the Company’s consolidated financial statements.

Stock-based employee compensation

Effective February 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share Based Payment” using the modified prospective transition method. Total stock-based compensation expense recognized in the income statement for the six-month periods ended July 31, 2008 and July 31, 2007 was $220,000 and $194,000, respectively, before income taxes, of which $10,000 and $10,000, respectively, was recognized in cost of goods sold and $210,000 and $184,000, respectively, was recognized in selling, general and administrative expenses. Total stock-based compensation expense recognized in the income statement for the three-month periods ended July 31, 2008 and July 31, 2007 was $112,000 and $101,000, respectively, before income taxes, of which $8,000 and $5,000, respectively, was recognized in cost of goods sold and $104,000 and $96,000, respectively, was recognized in selling, general and administrative expenses.  Related total deferred tax benefit was nil for the six and three months ended July 31, 2008 and July 31, 2007.  Total unrecognized compensation costs related to stock options at July 31, 2008 and July 31, 2007 was $547,000 and $618,000, respectively, net of estimated forfeitures.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of approximately 42 months.

SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes-Merton (“BSM”) option valuation model, which incorporates various assumptions including volatility, expected life, and interest rates. No options were awarded for the six or three-month periods ended July 31, 2008. The assumptions used for the six and three-month periods ended July 31, 2007 and the resulting estimate of the weighted-average fair value per share of options granted during that period are as follows:

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

Other stock-based compensation

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees and non-employee directors in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services” (“EITF 96-18”). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18. Stock-based compensation recognized under SFAS No. 123 and EITF 96-18 was $1,000 and $2,000 during the six-month periods ended July 31, 2008 and 2007, respectively and $1,000 during both the three-month period ended July 31, 2008 and 2007.

Options

Stock options outstanding at July 31, 2008 and January 31, 2008 were 561,833 and 564,150, respectively.  During the six months ended July 31, 2008, no options were exercised, 2,317 options were forfeited, and no options were granted.

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

Business Segment Data – Six Months Ended July 31, 2008

(U.S. dollars, in thousands)	Animal Care	Industrial	Consolidated

Revenues	$17,346	$413	$17,759
Operating cost and expenses	14,741	400	15,141
Operating income (loss) before depreciation and amortization	$2,605	$13	2,618
Depreciation and amortization			(931)
Interest expense			(161)
Interest Income			28

Net income before taxes			$1,554

Business Segment Data - Six Months Ended July 31, 2007

(U.S. dollars, in thousands)	Animal Care	Industrial	Consolidated

Revenues	$15,353	$413	$15,766
Operating cost and expenses	13,134	441	13,575
Operating income (loss) before depreciation and amortization	$2,219	$(28)	2,191
Depreciation and amortization			(779)
Interest expense			(188)
Interest Income			47

Net income before taxes			$1,271

Business Segment Data – Three Months Ended July 31, 2008

(U.S. dollars, in thousands)	Animal Care	Industrial	Consolidated

Revenues	$9,075	$223	$9,298
Operating cost and expenses	7,667	222	7,889
Operating income (loss) before depreciation and amortization	$1,408	$1	1,409
Depreciation and amortization			(427)
Interest expense			(79)
Interest income			14

Net income before taxes			$917

Business Segment Data – Three Months Ended July 31, 2007

(U.S. dollars, in thousands)	Animal Care	Industrial	Consolidated

Revenues	$7,189	$212	$7,401
Operating cost and expenses	6,437	222	6,659
Operating income (loss) before depreciation and amortization	$752	$(10)	742
Depreciation and amortization			(427)
Interest Expense			(101)
Interest Income			23

Net income before taxes			$237

3.

Inventories components

(U.S. dollars, in thousands)	July 31, 2008	January 31, 2008

Raw materials and supplies	$2,055	$1,714
Finished goods	1,358	1,452
	$3,413	$3,166

4.

Property, Plant and Equipment

(U.S. dollars, in thousands)	July 31, 2008	January 31, 2008

Property, plant and equipment
Land	$1,547	$1,547
Buildings	8,852	8,759
Equipment	15,780	15,164
Construction in progress	51	446

	$26,230	$25,916
Less: Accumulated depreciation	(7,169)	(6,254)
	$19,061	$19,662

5.

Credit arrangements

On May 23, 2007, Absorption renewed a bank line of credit with Branch Banking & Trust Co. that provides for up to $2,000,000 of cash borrowings for general corporate purposes which is secured by accounts receivable and inventories of Absorption.  Interest is payable on funds advanced at the one-month London Interbank Offered Rate (“LIBOR”) plus 2.5%.  The line of credit matures on May 23, 2009.  At July 31, 2008, the Company had not drawn against the line of credit.

6.

Long-term debt

On September 14, 2006, the Company entered into a bond financing agreement in the amount of $1,600,000 with GE Capital Public Finance, Inc. (“GECPF”) to fund the purchase and installation of manufacturing equipment to be used in connection with the relocation of the Bellingham, Washington production facility to the new Ferndale, Washington manufacturing and warehouse facility.  GECPF agreed to fund and guarantee the Economic Development Revenue Bond issued by the Washington State Economic Finance Authority at a fixed interest rate of 5.70%, amortized over 90 months with interest-only payments during the six months of construction.  If Absorption defaults under the terms of the loan agreement, including failure to pay any amount when due or violating any of the financial and other covenants, GECPF may accelerate all amounts then-owing under the bond.  Costs incurred in issuing the bond were $32,000.  The bond is secured by the equipment financed. At July 31, 2008 and January 31, 2008, the balance outstanding was $1,342,000 and $1,441,000, respectively.

In September of 2004, the Company completed a $4,900,000 tax-exempt bond financing.  Of the total proceeds from the financing, $2,099,000 were used to pay off the loan held by Branch Banking &Trust Co., $98,000 was paid for costs of issuance and the remaining proceeds of $2,703,000 were placed in a trust account to be used to finish the construction of the new production facility located in Jesup, Georgia.  The bonds were issued by Wayne County Industrial Development Authority in the state of Georgia.  The bonds have a variable rate equal to Branch Banking & Trust Co.’s Variable Rate Demand Bond “VRDB” rate ( 2.36% as of  July 31, 2008) plus a  letter of credit fee of 0.95%, a remarketing fee of 0.125% and a $2,000 annual trustee fee.  The term of these bonds is seven years for the equipment portion and 15 years for the real estate portion. The bond is secured by the building, equipment and real estate. At both July 31, 2008 and January 31, 2008, the debt outstanding was $3,800,000.  The letter of credit expires September 2, 2011, at which time it will need to be renewed.

In March 2003, the Company completed a $2,910,000 bond financing, comprised of $2,355,000 as tax exempt and $555,000 as taxable.  The bonds were issued through the Washington Economic Development Finance Authority in Washington State.

The purchaser and holder of the bonds is GECPF.  The tax exempt bonds have a fixed rate of 5.38% with a term of 190 months, maturing February 2019, and with interest-only payments for the first 52 months.  The taxable bonds have a fixed rate of 5.53% a term of 52 months. The indebtedness underlying the bonds is secured by a mortgage on the real property, and a security interest in the equipment assets, located in Whatcom County, Washington. The taxable bonds matured August 2007and were paid off as of that date. The balance outstanding on the tax-exempt bonds at July 31, 2008 and January 31, 2008 was $2,203,000 and $2,280,000, respectively.

7.

Earnings per share

(U.S. dollars)	For the six months ended
	July 31, 2008
	Net Income	Shares	Per share
	(numerator)	(denominator)	amount

Basic earnings per share
Net income available to stockholders	$905,000	6,410,328	$0.14
Effect of dilutive securities
Stock options to purchase common stock	—	43,785
Diluted earnings per shares
Net income available to stockholders	$905,000	6,454,113	$0.14

	For the six months ended
	July 31, 2007
	Net Income	Shares	Per share
	(numerator)	(denominator)	amount

Basic earnings per share
Net income available to stockholders	$749,000	6,410,328	$0.12
Effect of dilutive securities
Stock options to purchase common stock	—	53,511
Diluted earnings per shares
Net income available to stockholders	$749,000	6,463,839	$0.12

(U.S. dollars)	For the three months ended
	July 31, 2008
	Net Income	Shares	Per share
	(numerator)	(denominator)	amount

Basic earnings per share
Net income available to stockholders	$562,000	6,410,328	$0.09
Effect of dilutive securities
Stock options to purchase common stock	—	29,677
Diluted earnings per shares
Net income available to stockholders	$562,000	6,440,005	$0.09

	For the three months ended
	July 31, 2007
	Net Income	Shares	Per share
	(numerator)	(denominator)	amount

Basic earnings per share
Net income available to stockholders	$126,000	6,410,328	$0.02
Effect of dilutive securities
Stock options to purchase common stock	—	100,682
Diluted earnings per shares
Net income available to stockholders	$126,000	6,511,010	$0.02

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

	For the six months ended July 31,
	2008	2007

Stock options excluded from the computation of diluted net income per share, other than those used in the determination of common stock equivalents disclosed above	281,833	284,150

	For the three months ended July 31,
	2008	2007

Stock options excluded from the computation of diluted net income per share, other than those used in the determination of common stock equivalents disclosed above	281,833	—

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

Some statements and information contained in this “Management's Discussion and Analysis of Financial Condition and Results of Operations” are not historical facts but are forward-looking statements. For a discussion of these forward-looking statements and important factors that could cause results to differ materially from the forward-looking statements, see “Forward-Looking Statements” and Item 1A of Part II, “Risk Factors,” below.

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

In light of the current general economy, management was satisfied with the financial results for the second quarter of fiscal year 2009, both in terms of top line sales (see “Net Sales” below) and bottom line profits (see “Net Income” below).  In particular, net sales for the second quarter of fiscal year 2009 exceeded net sales generated during the same quarter in the prior fiscal year and net sales for the first six months of fiscal year 2009 exceeded net sales during the same period in fiscal year 2008.  We were able to continue to be profitable during the second quarter of fiscal year 2009 and the first six months of fiscal year 2009, even in light of significant economy-driven cost increases.  As described in the “Gross Profits” discussion below, several factors, such as increasing energy costs, contributed to the challenges of continuing to operate profitably.  We believe that our investment in infrastructure and focus on managing costs over the past several years have left us in the position to remain financially healthy during the current economic slow down and to have the financial strength to invest in product lines that could lead to future growth.

During fiscal year 2009, we intend to continue to focus our sales and marketing efforts on our market leading CareFRESH®, CareFRESH® Colors and CareFRESH® Ultra brands of small animal bedding products.  CareFRESH® Colors is our colored bedding offering and CareFRESH® Ultra is our white small animal bedding.  Both are premium line extensions to our core product, CareFRESH®.  We expect to also continue to aggressively sell our Healthy Pet ™ cat litter line.  Our Healthy Pet™ brand consists of a range of “natural” cat litters made from cellulose fiber, wood, grain and plant-based materials.  These products are aimed at the “holistic” market and are designed to be healthier for pets and people than traditional clay litter because of potential health problems associated with crystalline silica in clay products.  However, because this is a relatively new product line, management believes it is too early to be able to predict if recently experienced growth trends will continue.

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

Results of Operations

The following table illustrates our financial results for the second quarter of fiscal year 2009 as compared to the same quarter in the prior fiscal year (U.S. dollars, in thousands):

	Three months ended July 31, 2008	Percent of Sales	Three months ended July 31, 2007	Percent of Sales	Percentage Change
Sales	$9,298	100%	$7,401	100%	26%
Cost of goods sold	6,496	70%	5,365	72%	21%
Gross Profit	2,802	30%	2,036	28%	38%

Selling, general & administrative	1,820	20%	1,721	23%	6%

Income from operations	982	11%	315	4%	212%

Interest Income	14	0%	23	0%	-39%
Interest Expense	(79)	-1%	(101)	-1%	-22%

Profit before taxes	917	10%	237	3%	287%

Income Taxes	(355)	-4%	(111)	-1%	230%

Net Income	$562	6%	$126	2%	338%

The following table illustrates our financial results for the first six months of fiscal year 2009 as compared to the same period in the prior fiscal year (U.S. dollars, in thousands):

	Six months ended July 31, 2008	Percent of Sales	Six months ended July 31, 2007	Percent of Sales	Percentage Change
Sales	$17,759	100%	$15,766	100%	13%
Cost of goods sold	12,447	70%	10,963	70%	14%
Gross Profit	5,312	30%	4,803	30%	11%

Selling, general & administrative	3,625	20%	3,391	22%	7%

Income from operations	1,687	10%	1,412	9%	20%

Interest Income	28	0%	47	0%	-40%
Interest Expense	(161)	-1%	(188)	-1%	-14%

Profit before taxes	1,554	9%	1,271	8%	22%

Income Taxes	(649)	-4%	(522)	-3%	26%

Net Income	$905	5%	$749	5%	19%

Net Sales

During the second quarter of fiscal year 2009, our net sales increased by 26% as compared to the same quarter in fiscal year 2008.  This growth in net sales was a result of the growth in sales of our animal care products and promotional timing with some of our key customers as compared to the prior fiscal year.  For the first six months of fiscal year 2009, our net sales increased by 13% as compared to the same period in fiscal year 2008.  This increase in net sales was a result of increases in the sales of our core animal care products with significant customers and a sales program focused on filling in national distribution gaps.  During the second quarter of fiscal year 2009, net sales for animal care products grew from $7,189,000 to

$9,075,000 as compared to the same period of fiscal year 2008.  In the first six months of fiscal year 2009, net sales for animal care products grew from $15,353,000 to $17,346,000 as compared to the same period of fiscal year 2008.  We had strong sales levels with all of our bedding products, including our CareFRESH®, CareFRESH® Ultra™, and CareFRESH® Colors products, particularly when the general economy is taken into consideration.  Net sales of our industrial products increased from $213,000 to $223,000 from the second quarter of fiscal years 2008 compared to the same period in 2009 and was unchanged for the first six months of fiscal year 2009 compared to the same period in 2008 at $413,000.  Our strategy in regard to our industrial line of products has remained the same, which is to effectively service existing customers while focusing growth on animal care products.

We currently believe that our fiscal year 2009 overall annual net sales will grow approximately 8% to 15% over our fiscal year 2008 net sales levels.  Specifically, during fiscal year 2009, we expect sales of natural, non-colored CareFRESH® in pet specialty channels to grow slightly over sales levels from fiscal year 2008 as we fill in distribution holes throughout the United States.  In recent years, we have also introduced line extensions such as CareFRESH Ultra™ and CareFRESH® Colors.  Also, during the second quarter of fiscal year 2009, we rolled out our first private label product with Petco, which will solidify our relationship with a key customer and expand our product offerings in their pet bedding category.  Although we anticipate that natural CareFRESH® will continue to represent the majority of our sales through fiscal year 2009, we also see growth opportunities for our full line of bedding products as they continue to gain market share and growing customer acceptance, subject to the following challenges.  First, as we add new items to our line of products, they will need to compete for limited shelf space at the pet specialty stores with our other existing products and those of our competitors, which could limit the number of products we are able to sell at a particular store.  Second, although we believe that the high quality of our CareFRESH® line of products gives us a significant competitive advantage, many of our competitors have a larger breadth of products and more established relationships with the mass merchandiser and grocery stores, which makes competition in these channels more challenging for us.  Finally, an economic downturn in the United States could result in lower than expected sales growth of our products, as a result of reduced customer traffic at our major customers’ stores.  Any such reduction in customer traffic at the stores of our major customers during fiscal year 2009 will reduce our overall sales growth rate.  As such, a significant economic downturn may reduce our projected 8% to 15% growth to a lower rate.  With respect to our lines of cat litter products, subject to the caveats described above, we continue to expect revenue growth from these products.  During fiscal year 2009, we will continue our existing product line maintenance strategy with our industrial/commercial line of products.

Gross Profit

Both of our production facilities are now operating at efficiency levels that are at or near the pre-construction expectations of management.  Nonetheless, during the first six months of fiscal year 2009, our production facilities continued to face challenges that directly affected their production costs.  These challenges included the additional burden of increases in utility rates, increased depreciation, increased costs of materials, and increased fuel surcharges on freight.  Mostly as a result of these production costs our gross margin (gross profit divided by sales) remained at 30% in the first six months of fiscal year 2009 as compared to 30% for the first six months of fiscal year 2008.  For the second quarter of fiscal year 2009 our gross margin rose to 30% as compared to 28% for the second quarter of fiscal year 2008.  This increase was due to costs in fiscal year 2008 which were directly related to the move of our Washington State production facility.

As discussed in Note 3 (“Segmented Information”) to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, operating income, including selling, general and administrative expenses but before depreciation for our animal care product segment, increased by 87% in  the second quarter of fiscal year 2009 as compared to the same period in fiscal year 2008, and for the first six months of fiscal year 2009 increased by 17% as compared to the same period in fiscal year 2008.  We also generated an operating profit before depreciation for our industrial product segment for the first six months of fiscal year 2008 as compared to an operating loss for the first six-months of fiscal year 2009.

For fiscal year 2009 we expect that our gross margin will be in the range of 30% to 33%.  The reasons for this expectation are as follows.  First, due to ongoing high fuel costs, transportation of our product to our customers is expected to put downward pressure on our gross margins.  Second, we are not achieving the overall reduced costs of raw materials that we had initially expected due to slow reactions from raw material suppliers in response to our request for additional supplies; increases in the prices of petroleum-based product prices, such as the cost of plastic bags; and the shortage of key low-cost raw material sources for certain of our facilities and product lines.  Third, additional depreciation charges resulting from our new production facilities will also have a negative effect on our gross margin.  Fourth, the cost of natural gas, which we use, in part, to fuel our facilities, continues to remain high.

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

Selling, General and Administrative Expenses

During the second quarter of fiscal year 2009, our selling, general and administrative expenses increased by 6% as compared to the same quarter in fiscal year 2008.  For the first six months of fiscal year 2009 our selling, general, and administrative expenses increased by 7% as compared to the same period in the prior year.

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

During fiscal year 2009, we intend to fund marketing initiatives at rates greater than in fiscal year 2008.  Our seasoned sales staff is respected in the animal care industry and has proven to be efficient and effective in selling to the wholesale distribution segment of the pet specialty channel.  We expect to enhance our sales staff to include expertise in specific markets where we see growth opportunities.  We feel that this plan should enable us to achieve our strategic objectives without significantly increasing our selling expenses, provided that this projection may change depending on the reaction of our competitors.  On the administrative side, costs resulting from compliance with SEC requirements are projected to continue to grow and we may also need to hire additional administrative personnel as sales levels increase.

Interest Expense

Interest expense in the second quarter of fiscal year 2009 totaled $79,000 as compared to $101,000 during the second quarter of fiscal year 2008.  Interest expense in the first six months of fiscal year 2009 totaled $161,000 as compared to $188,000 during the same period in fiscal year 2008.  These decreases were due to payment during fiscal year 2008 of principal amounts on the bonds used to finance the construction of both of our manufacturing facilities and to lower average interest rates during the current periods.  We currently have no plans to enter into additional debt financing, which means that we are projecting a decrease in interest expense in fiscal year 2009 as the principal portion of our existing debt continues to be paid down.

Income Tax

We incurred federal income taxes during the first six months of fiscal year 2009 at an effective rate of 43%.  The effective rate is the same as the rate incurred during fiscal year 2008 (of 43%) due to the proportion of stock-based compensation expense from stock options that are not deductible for federal income taxes as compared to net income before taxes.  We anticipate that the effective rate going forward will fluctuate depending on the ratio of net income before taxes to stock-based compensation recognized in a particular period. Losses incurred in Canada by International Absorbents have been fully reserved through the recording of a valuation allowance as Canadian net operating losses and deferred tax assets are not expected to be utilized in future periods.

Net Income

Our net income for the quarter ended July 31, 2008 increased by 338% as compared to the same period in the prior fiscal year.  For the six months ended July 31, 2008, net income increased by 19% as compared to the same period in fiscal year 2008.  These increases in net income from the same periods in the prior fiscal year were primarily caused by an increase in our gross profits slightly off-set by an increase in our selling, general and administrative expenses.  The increases in sales at a gross margin equivalent to the same periods in the prior year increased our gross profit at a rate greater than the investment we are making in future product lines.  We feel that these investments will add long term value to the Company.

We expect that in fiscal year 2009 we will be able to continue to increase sales and manage our selling, general and administrative costs.  We believe that our biggest challenges for the remainder of fiscal year 2009 will be improving our gross margin, especially with rising fuel and energy costs, and maintaining projected net sales growth rates if the economy goes into a significant or long-term recession.  We will continue to invest in future marketing programs to offset competitive pressures as necessary and anticipate additional administrative costs resulting from regulatory requirements. In addition, we anticipate that increased depreciation resulting from our investment in plant and equipment will negatively affect our fiscal year 2009 net income.  If the U.S. economy has a minimal effect on our sales growth, then we anticipate that we will be able to continue to increase net income in fiscal year 2009, though not at the rate at which fiscal year 2008 increased over fiscal year 2007.

Earnings Before Interest, Taxes, Depreciation, and Amortization (EBITDA)

We believe that one of our key financial and operating performance metrics is earnings before interest, taxes, depreciation, and amortization (EBITDA).  Our EBITDA increased by 94% during the second quarter of fiscal year 2009 as compared to the second quarter of fiscal year 2008.  For the first six months of fiscal year 2009 our EBITDA increased by 19% as compared to the same period in the prior fiscal year.  The increases were primarily the result of increased sales while maintaining our gross margin which was off-set by increases in our selling, administrative, and general expenses.

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

	For the quarter ended
(U.S. dollars, in thousands)	July 31, 2008	July 31, 2007	Percentage Change

Net income (as reported on Condensed Consolidated Statement of Operations)	$562	$126
Interest expense	79	101
Interest income	(14)	(23)
Income tax provision	355	111
Depreciation & amortization	460	427
EBITDA	$1,442	$742	94%

	For the six months ended
(U.S. dollars, in thousands)	July 31, 2008	July 31, 2007	Percentage Change

Net income (as reported on Condensed Consolidated Statement of Operations)	$905	$749
Interest expense	161	188
Interest income	(28)	(47)
Income tax provision	649	522
Depreciation & amortization	931	779
EBITDA	$2,618	$2,191	19%

During the balance of fiscal year 2009, management will continue to focus on EBITDA as a key performance indicator.

Liquidity and Capital Resources

The table below illustrates our current financial condition, working capital, and cash position (U.S. dollars, in thousands):

		As of July 31, 2008	As of January 31, 2008
Financial Condition
	Total Assets	$29,968	$28,589
	Total Liabilities	11,154	10,900
	Total Equity	$18,814	$17,689

	Debt/equity ratio	0.59	0.62
	Assets/debt ratio	2.69	2.62

Working Capital
	Current assets	$10,686	$8,691
	Current liabilities	$3,416	$3,080

	Current ratio	3.13	2.82

Cash Position
	Cash, restricted cash & short term investments	$4,409	$2,809
	Cash generated from operations	$2,204	$3,571*

	* for the entire year ended January 31, 2008

Financial Condition

During the first six months of fiscal year 2009, the value of our total assets increased.  This was primarily the result of an increase in cash balances due to cash generated from operations.  Liabilities for the period remained relatively flat.

As discussed in Note 6 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we currently have three long-term secured debt facilities, including our September 2006 bond financing arrangement with GE Capital Public Finance, Inc. (“GECPF”), our March 2003 bond financing with GECPF and our September 2004 tax-exempt bond financing with Branch Banking & Trust Co. (“BB&T”).

We believe that our main credit risk exposure in fiscal year 2009 will come from meeting the covenants associated with our debt facilities by our lenders.  As of the end of both fiscal year 2008 and the second quarter of fiscal year 2009, we were over minimum financial requirements and under maximum requirements.  The covenant-related ratios that could pose a potential risk in the future are those based on cash flow.  As such, any significant decrease in our current cash flow could result in the breach of one or more of these loan covenants. If we fail to satisfy the financial covenants and other requirements contained in our debt facilities, our debts could become immediately payable at a time when we are unable to pay them, which could adversely affect our liquidity, financial condition and have an impact on secured assets.  In addition, if we are to make cash flow decisions to remain within our loan covenants, these decisions could affect our ability to effectively execute on our long-term business strategy.

Debt retirement is an alternative that we consider on an ongoing basis. Relevant factors in our analysis include the cost of equity and the rate of interest on our debt.  Our long-term debt has been at very favorable rates such that it was and continues to be considered advantageous to use our capital for other applications.

Working Capital

During the first six months of fiscal year 2009, our working capital position continued to improve as current assets increased while current liabilities remained flat.  The majority of the increase in current assets was the result of cash generated from operating activities, resulting in an increase in cash on hand.  This change resulted in our current ratio (current assets divided by current liabilities) increasing from 2.82 at the end of fiscal year 2008 to 3.13 at the end of the second quarter of fiscal year 2009.

In fiscal year 2009 we expect that our current assets will continue to increase as a result of positive cash flow and an increase in accounts receivable and inventories as sales levels grow.  We also expect that current liabilities will increase as a result of growing accounts payable related to the general growth of the Company.  Even though we expect both current assets and current liabilities to grow, we believe that our net working capital position will improve during the remainder of the fiscal year.

Cash Position

We believe that our existing cash on hand, long-term debt and available line of credit currently provide us with enough cash to meet our existing needs for the foreseeable future.  Cash and investments increased during the first six months of fiscal year 2009, primarily as a result of cash generated from operating activities.  We expect cash to increase during the remainder of fiscal year 2009, mostly as a result of cash generated from operations.  We believe that our existing $2,000,000 line of credit with BB&T will suffice in covering any potential cash shortfall.  This line of credit is secured by inventory and accounts receivable, which will provide enough collateral to support the related debt. Interest is payable on funds advanced at the LIBOR rate plus 2.5%.  The line of credit matures on May 23, 2009.  As of July 31, 2008, no borrowings were outstanding under the line of credit. If we do borrow against this line of credit, we intend to pay it off before the end of fiscal year 2009.  We will continue to closely monitor both current liabilities and current assets as they relate to the generation of cash, with an emphasis on maximizing potential sources of cash.

Cash Generated from Operations

During the first six months of fiscal year 2009 we generated $2,204,000 in cash from operating activities as compared to $3,571,000 in cash generated during the twelve months of fiscal year 2008.  If our sales continue to increase and we are able to continue to profitably produce our products, we should be able to continue to generate cash from operating activities during fiscal year 2009, although it cannot be assured that this will be the case.

Financing and Investing Activities

Cash used for financing activities during the first six months of fiscal year 2009 was $176,000.  This was the result of principal payments made on our long-term debt.  During the third quarter of the current fiscal year we will make a $500,000 principle payment on the bonds used to finance the construction of our Jesup, Georgia facility.  Cash used during the first six months of fiscal year 2009 for investing activities was for the acquisition of equipment used in our production process.  Cash used in investing activities during the first six months of fiscal year 2009 was approximately $428,000.

During the balance of fiscal year 2009, we are currently budgeted to spend approximately $1,700,000 on additional property plant and equipment to maintain and improve our production facilities and processes.  This is an approved  increase of $200,000 over the prior quarters budgeted amount.  The majority of these funds will be used to construct warehousing and materials handling facilities in our Jesup, Georgia plant.  These additional facilities will add to our ability to meet increased product demand and more efficiently produce certain product lines.  We anticipate that these amounts will be funded by cash generated from operations.

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

Use of Estimates

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

During the quarter ended July 31, 2008 we did not make any material changes in or to our critical accounting policies.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual general meeting of shareholders held on June 11, 2008, the following proposals were adopted by the margins indicated.

1.

Election of the following directors, who will serve until their successors are elected and qualified, or their earlier death or resignation:

	Number of Shares
	For	Withheld
Gordon L. Ellis	5,127,786	90,962
Michael P. Bentley	5,193,017	25,731

The Company’s other directors include John J. Sutherland, Lionel G. Dodd and Daniel J. Whittle each of whose terms will expire in 2009 unless re-elected.

2.

The selection of Moss Adams, LLP to continue as the auditors for International Absorbents Inc. was ratified by the following vote: For —5,193,594 shares; Withheld — 25,153 shares.

ITEM 6.

EXHIBITS

Exhibit

Number

Exhibit Description

3.1

Notice of Articles of the Company (Amended) (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended October 31, 2006).

3.2

Articles of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended October 31, 2006).

4.1

Shareholder Rights Plan dated May 1, 2006 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 4, 2006).

31.1

Certification of Gordon L. Ellis, President and Chief Executive Officer of International Absorbents Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2

Certification of David H. Thompson, Chief Financial Officer of International Absorbents Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1

Certification of Gordon L. Ellis, President and Chief Executive Officer of International Absorbents Inc., pursuant to 18 U.S.C. Section 1350.

32.2

Certification of David H. Thompson, Chief Financial Officer of International Absorbents Inc., pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL ABSORBENTS INC.
(Registrant)

Date: September 12, 2008	/s/ GORDON L. ELLIS
Gordon L. Ellis
President and Chief Executive Officer
(Principal Executive Officer)

Date: September 12, 2008	/s/ DAVID H. THOMPSON
David H. Thompson
Secretary and Chief Financial Officer
(Principal Financial Officer)