Form 10-Q
period 2008-10-31
INTERNATIONAL ABSORBENTS INC
filed 2008-12-15
CIK 813634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: October 31, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number: 1-31642

———————

INTERNATIONAL ABSORBENTS INC.

(Exact name of registrant as specified in its charter)

———————

Province of British Columbia, Canada	98-0487410
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

1569 Dempsey Road, North Vancouver, British Columbia, Canada V7K 1S8

(Address of Principal Executive Office) (Zip Code)

(604) 681-6181

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		✓ Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller	Smaller reporting company	✓
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		Yes	✓	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class		Outstanding at November 30, 2008
Common Shares, no par value per share		6,410,328 shares

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

INTERNATIONAL ABSORBENTS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars, in thousands)

	As at	As at
	October 31,	January 31,
	2008	2008
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$4,706	$2,809
Accounts receivable, net	2,849	2,359
Inventories, net	3,970	3,166
Prepaid expenses	164	155
Income taxes receivable	––	44
Deferred income tax asset	154	158
Total current assets	11,843	8,691

Property, plant and equipment, net	18,987	19,662
Other assets, net	213	236
Deferred income tax asset	129
Total assets	$31,172	$28,589

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued liabilities	$2,662	$2,119
Related party payable	6	6
Current portion of long-term debt	872	857
Income taxes payable	614	98
Total current liabilities	4,154	3,080

Deferred income tax liability	1,329	1,110
Long-term debt	5,883	6,664
Other long term liabilities	46	46
Total liabilities	11,412	10,900

Stockholders' equity:

Common stock, no par value;
Unlimited shares authorized,
6,410,282 and 6,410,328 issued and outstanding at	8,487	8,487
October 31, 2008 and January 31, 2008, respectively

Additional paid in capital	1,695	1,365

Retained earnings	9,578	7,837
Total stockholders' equity	19,760	17,689
Total liabilities and stockholders' equity	$31,172	$28,589

The accompanying notes are an integral part of these consolidated financial statements

INTERNATIONAL ABSORBENTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars, in thousands, except for per share amounts)

	Nine Months Ended		Three Months Ended
	October 31,	October 31,	October 31,	October 31,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Sales, net	$27,362	$24,794	$9,603	$9,028
Cost of goods sold	18,799	17,250	6,352	6,287
	8,563	7,544	3,251	2,741

Selling, general and administrative expenses	5,615	4,878	1,990	1,487

Income from operations	2,948	2,666	1,261	1,254
Interest expense	(249)	(291)	(88)	(103)
Interest income	52	65	24	18
Income before provision for income tax	2,751	2,440	1,197	1,169

Income tax provision	(1,010)	(947)	(361)	(425)
Net income	$1,741	$1,493	$836	$744

Basic earnings per share	$.27	$.23	$.13	$.12
Fully diluted earnings per share	$.27	$.23	$.13	$.11

Weighted average number of shares outstanding
(in thousands)
Basic	6,410	6,410	6,410	6,410
Diluted	6,444	6,474	6,446	6,504

The accompanying notes are an integral part of these consolidated financial statements

INTERNATIONAL ABSORBENTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars, in thousands)

	Nine Months Ended
	October 31,	October 31,
	2008	2007
	(unaudited)	(unaudited)
Cash flows from operating activities

Net income	$1,741	$1,493
Adjustments to reconcile net income to net cash
from operating activities
Depreciation and amortization	1,387	1,254
Loss on disposal of assets	––	164
Stock-based compensation	330	271
Deferred tax	94	119
Changes in operating assets and liabilities
Accounts receivable	(490)	(168)
Inventory	(804)	(220)
Prepaid expenses	(9)	(95)
Accounts payable and accrued liabilities	660	(563)
Income tax receivable/payable	560	52
Due to related party	––	1
Net cash flows from operating activities	3,469	2,308

Cash flows from investing activities
Purchase of property, plant and equipment	(806)	(2,977)
Changes in restricted cash	––	1,146
Net cash flows from investing activities	(806)	(1,831)

Cash flows from financing activities
Repayment of long-term debt	(766)	(719)
Net cash flows from financing activities	(766)	(719)
Net change in cash	1,897	(242)
Cash and cash equivalents, beginning of period	2,809	2,277
Cash and cash equivalents, end of period	$4,706	$2,035

Supplemental Cash flow Information
Cash paid for interest	$254	$297
Cash paid for income taxes	$349	$782

Non-cash investing activities
Change in property, plant and equipment and accounts
payable for purchase of plant and equipment	$113	$(72)

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

These unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting.  The accompanying interim condensed consolidated financial statements do not include all notes normally included in our audited annual consolidated financial statements and Annual Report on Form 10-K and therefore should be read in conjunction with our annual consolidated financial statements and notes thereto for the year ended January 31, 2008 included in the Company’s Annual Report on Form 10-K.  The accompanying interim condensed consolidated financial statements include all normal recurring adjustments which, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at October 31, 2008 and January 31, 2008, its results of operations for the nine and three months ended October 31, 2008 and 2007 and the statements of cash flows for the nine months ended October 31, 2008 and 2007. The results of operations for the nine months ended October 31, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year or future periods.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(R)). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company adopted SFAS 141(R) in the first quarter of fiscal 2009 and will apply the provisions of this Statement for any acquisition after the adoption date. The adoption of this Statement has not had a material impact on the Company’s results of operations or financial position.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities.  This Statement significantly increases the disclosure requirements for derivative instruments.  The new requirements include the location and fair value amounts of all derivatives by category reported in the consolidated balance sheet; the location and amount of gains or losses of all derivatives and designated hedged items by category reported in the consolidated income statement or in other comprehensive income in the consolidated balance sheet; and measures of volume such as notional amounts.  For derivatives designated as hedges, the gains or losses must be divided into the effective portions and the ineffective portions.  The Statement also requires the disclosure of group concentrations of credit risk by counterparties, including the maximum amount of loss due to credit risk and policies concerning collateral and master netting arrangements.  Most disclosures are required on an interim and annual basis.  The Company adopted this Statement effective the second quarter of fiscal year 2009.  The adoption of this Statement has not had a material impact on the Company’s consolidated financial statements.

2.

Stock-based employee compensation

The Company maintains an equity incentive plan under which it may grant stock options (including nonqualified stock options and incentive stock options qualifying under Section 422 of the Code and for residents of Canada under the terms and conditions of the Income tax Act of Canada), stock appreciation rights (including free-standing, tandem and limited stock appreciation rights), restricted or unrestricted share awards, phantom stock, restricted stock units, performance awards, or any combination for the foregoing.

 Total stock-based compensation expense recognized in the income statement for the nine-month periods ended October 31, 2008 and October 31, 2007 was $330,000 and $269,000, respectively, before income taxes, of which $13,000 and $11,000, respectively, was recognized in cost of goods sold and $317,000 and $258,000, respectively, was recognized in selling, general and administrative expenses. Total stock-based compensation expense recognized in the income statement for the three-month periods ended October 31, 2008 and October 31, 2007 was $110,000 and $77,000, respectively, before income taxes, of which $3,000 and $2,000, respectively, was recognized in cost of goods sold and $107,000 and $75,000, respectively, was recognized in selling, general and administrative expenses.  Related total deferred tax benefit was nil for the nine and three months ended October 31, 2008 and October 31, 2007.  Total unrecognized compensation costs related to stock based compensation at October 31, 2008 and October 31, 2007 was $804,000 and $537,000, respectively, net of estimated forfeitures.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of approximately 26 months.

The Company uses the Black-Scholes-Merton (“BSM”) option valuation model, which incorporates various assumptions including volatility, expected life, and interest rates. The assumptions used for the nine-month periods ended October 31, 2008 and 2007 and the resulting estimate of the weighted-average fair value per share of options granted during that period are as follows:

	October 31,	October 31,
	2008	2007
a) risk free interest rate	1.96%	4.68%
b) expected volatility	110.4%	106.0%
c) expected dividend yield	0.00%	0.00%
d) estimated average life (in years)	4.47	5.80
e) weighted-average fair value per share	$2.59	$2.97

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

Other stock-based compensation

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees and non-employee directors in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services” (“EITF 96-18”). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by

EITF 96-18. Stock-based compensation recognized under SFAS No. 123 and EITF 96-18 was $2,000 and $3,000 during the nine-month periods ended October 31, 2008 and 2007, respectively and $1,000 during each of the three-month periods ended October 31, 2008 and 2007.

Options

Stock options outstanding at October 31, 2008 and January 31, 2008 were 735,680 and 564,150, respectively.  During the nine months ended October 31, 2008, no options were exercised, 3,150 options were forfeited, and 174,680 options were granted.

Restricted Stock Units

The Company granted  75,120 and -0- restricted stock units to employees during the nine months ended October 31, 2008 and October 31, 2007 at weighted average grant prices of $3.55 and -0-, respectively.

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

Business Segment Data – Nine Months Ended October 31, 2008

(U.S. dollars, in thousands)	Animal Care	Industrial	Consolidated
Revenues	$26,673	$689	$27,362
Operating cost and expenses	22,366	661	23,027
Operating income (loss) before depreciation	$4,307	$28	4,335
and amortization
Depreciation and amortization			(1,387)
Interest expense			(249)
Interest Income			52
Net income before taxes			$2,751

Business Segment Data - Nine Months Ended October 31, 2007

(U.S. dollars, in thousands)	Animal
	Care	Industrial	Consolidated
Revenues	$24,187	$607	$24,794
Operating cost and expenses	20,236	638	20,874
Operating income (loss) before depreciation	$3,951	$(31)	3,920
and amortization
Depreciation and amortization			(1,254)
Interest expense			(291)
Interest Income			65
Net income before taxes			$2,440

Business Segment Data – Three Months Ended October 31, 2008

(U.S. dollars, in thousands)	Animal
	Care	Industrial	Consolidated
Revenues	$9,327	$276	$9,603
Operating cost and expenses	7,625	261	7,886
Operating income (loss) before depreciation	$1,702	$15	1,717
and amortization
Depreciation and amortization			(456)
Interest expense			(88)
Interest income			24
Net income before taxes			$1,197

Business Segment Data – Three Months Ended October 31, 2007

(U.S. dollars, in thousands)	Animal
	Care	Industrial	Consolidated
Revenues	$8,834	$194	$9,028
Operating cost and expenses	7,102	197	7,299
Operating income (loss) before depreciation	$1,732	$(3)	1,729
and amortization
Depreciation and amortization			(475)
Interest expense			(103)
Interest income			18
Net income before taxes			$1,169

4.

Inventories components

(U.S. dollars, in thousands)	October 31,	January 31,
	2008	2008
Raw materials and supplies	$1,997	$1,714
Finished goods	1,973	1,452
	$3,970	$3,166

5.

Property, Plant and Equipment

(U.S. dollars, in thousands)	October 31,	January 31,
	2008	2008
Property, plant and equipment
Land	$1,547	$1,547
Buildings	8,915	8,759
Equipment	15,880	15,164
Construction in progress	262	446

	$26,604	$25,916
Less: Accumulated depreciation	(7,617)	(6,254)
	$18,987	$19,662

6.

Credit arrangements

On May 23, 2007, Absorption renewed a bank line of credit with Branch Banking & Trust Co. that provides for up to $2,000,000 of cash borrowings for general corporate purposes which is secured by accounts receivable and inventories of Absorption.  Interest is payable on funds advanced at the one-month London Interbank Offered Rate (“LIBOR”) plus 2.5%.  The line of credit matures on May 23, 2009.  At October 31, 2008, the Company had not drawn against the line of credit.

7.

Long-term debt

On September 14, 2006, the Company entered into a bond financing agreement in the amount of $1,600,000 with GE Capital Public Finance, Inc. (“GECPF”) to fund the purchase and installation of manufacturing equipment to be used in connection with the relocation of the Bellingham, Washington production facility to the new Ferndale, Washington manufacturing and warehouse facility.  GECPF agreed to fund and guarantee the Economic Development Revenue Bond issued by the Washington State Economic Finance Authority at a fixed interest rate of 5.70%, amortized over 90 months with interest-only payments during the six months of construction.  If Absorption defaults under the terms of the loan agreement, including failure to pay any amount when due or violating any of the financial and other covenants, GECPF may accelerate all amounts then-owing under the bond.  Costs incurred in issuing the bond were $32,000.  The bond is secured by the equipment financed. At October 31, 2008 and January 31, 2008, the balance outstanding was $1,292,000 and $1,441,000, respectively.

In September 2004, the Company completed a $4,900,000 tax-exempt bond financing.  Of the total proceeds from the financing, $2,099,000 were used to pay off the loan held by Branch Banking &Trust Co., $98,000 was paid for costs of issuance and the remaining proceeds of $2,703,000 were placed in a trust account to be used to finish the construction of the production facility located in Jesup, Georgia.  The bonds were issued by Wayne County Industrial Development Authority in the state of Georgia.  The bonds have a variable rate equal to Branch Banking & Trust Co.’s Variable Rate Demand Bond “VRDB” rate (1.45% as of  November 27, 2008) plus a  letter of credit fee of 0.95%, a remarketing fee of 0.125% and a $2,000 annual trustee fee.  The term of these bonds is seven years for the equipment portion and 15 years for the real estate portion. The bond is secured by the building, equipment and real estate. At October 31, 2008 and January 31, 2008, the debt outstanding was $3,300,000 and $3,800,000, respectively.  The letter of credit expires September 2, 2011, at which time it will need to be renewed.

In March 2003, the Company completed a $2,910,000 bond financing, comprised of $2,355,000 as tax exempt and $555,000 as taxable.  The bonds were issued through the Washington Economic Development Finance Authority in Washington State.  The purchaser and holder of the bonds is GECPF.  The tax exempt bonds have a fixed rate of 5.38% with a term of 190 months, maturing February 2019, and with interest-only payments for the first 52 months.  The taxable bonds have a fixed rate of 5.53% a term of 52 months. The indebtedness underlying the bonds is secured by a mortgage on the real property, and a security interest in the equipment assets, located in Whatcom County, Washington. The taxable bonds matured in August 2007 and were paid off at that time. The balance outstanding on the tax-exempt bonds at October 31, 2008 and January 31, 2008 was $2,164,000 and $2,280,000, respectively.

8.

Earnings per share

(U.S. dollars)	For the nine months ended
	October 31, 2008
	Net Income	Shares	Per share
	(numerator)	(denominator)	amount
Basic earnings per share
Net income available to stockholders	$1,741,000	6,410,296	$0.27
Effect of dilutive securities
Stock options and restricted stock units	––	33,327
Diluted earnings per shares
Net income available to stockholders	$1,741,000	6,443,623	$0.27

	For the nine months ended
	October 31, 2007
	Net Income	Shares	Per share
	(numerator)	(denominator)	amount
Basic earnings per share
Net income available to stockholders	$1,493,000	6,410,328	$0.23
Effect of dilutive securities
Stock options to purchase common stock	––	63,219
Diluted earnings per shares
Net income available to stockholders	$1,493,000	6,473,547	$0.23

(U.S. dollars)	For the three months ended
	October 31, 2008
	Net Income	Shares	Per share
	(numerator)	(denominator)	amount
Basic earnings per share
Net income available to stockholders	$836,000	6,410,282	$0.13
Effect of dilutive securities
Stock options and restricted stock units	––	35,927
Diluted earnings per shares
Net income available to stockholders	$836,000	6,446,209	$0.13

	For the three months ended
	October 31, 2007
	Net Income	Shares	Per share
	(numerator)	(denominator)	amount
Basic earnings per share
Net income available to stockholders	$744,000	6,410,328	$0.12
Effect of dilutive securities
Stock options to purchase common stock	––	93,923
Diluted earnings per shares
Net income available to stockholders	$744,000	6,504,251	$0.11

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

	For the nine months ended
	October 31,
	2008	2007
Stock options excluded from the computation of diluted net income per share, other than those used in the determination of common stock equivalents disclosed above	241,000	284,150

	For the three months ended
	October 31,
	2008	2007
Stock options excluded from the computation of diluted net income per share, other than those used in the determination of common stock equivalents disclosed above	735,680	––

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

In light of the current general economy, management was satisfied with the financial results for the third quarter of fiscal year 2009, both in terms of top line sales (see “Net Sales” below) and bottom line profits (see “Net Income” below).  In particular, net sales for the third quarter of fiscal year 2009 exceeded net sales generated during the same quarter in the prior fiscal year and net sales for the first nine months of fiscal year 2009 exceeded net sales during the same period in fiscal year 2008.  We were able to continue to be profitable during the third quarter of fiscal year 2009 and the first nine months of fiscal year 2009, even in light of significant economy-driven cost increases.  As described in the “Gross Profits” discussion below, several factors, such as increasing materials costs, contributed to the challenges of continuing to operate profitably.  We believe that our investment in infrastructure and focus on managing costs over the past several years have left us in the position to remain financially healthy during the current economic slow down and to have the financial strength to invest in product lines that could lead to future growth.

During the remainder of fiscal year 2009, we intend to continue to focus our sales and marketing efforts on our market leading CareFRESH®, CareFRESH® Colors and CareFRESH® Ultra brands of small animal bedding products.  CareFRESH® Colors is our colored bedding offering and CareFRESH® Ultra is our white small animal bedding.  Both are premium line extensions to our core product, CareFRESH®.  Over the next two to three fiscal quarters we also expect to fully evaluate our Healthy Pet ™ cat litter line.  Our Healthy Pet™ brand consists of a range of “natural” cat litters made from cellulose fiber, wood, grain and plant-based materials.  These products are aimed at the “holistic” market and are designed to be healthier for pets and people than traditional clay litter because of potential health problems associated with crystalline silica in clay products.

In the remainder of fiscal year 2009 and fiscal year 2010, we intend to continue to make significant investments in the review of ancillary product lines and in the exploration of new synergistic business opportunities.  We believe that this investment in new product lines and business opportunities will continue to move us toward developing more diversified sources of income, which we anticipate will help reduce the risks associated with a substantial reliance on sales from a single product line.

Results of Operations

The following table illustrates our financial results for the third quarter of fiscal year 2009 as compared to the same quarter in the prior fiscal year (U.S. dollars, in thousands):

	Three months ended October 31, 2008	Percent of Sales	Three months ended October 31, 2007	Percent of Sales	Percentage Change
Sales, net	$9,603	100%	$9,028	100%	6%
Cost of goods sold	6,352	66%	6,287	70%	1%
Gross Profit	3,251	34%	2,741	30%	19%

Selling, general and administrative expenses	1,990	21%	1,487	16%	34%

Income from operations	1,261	13%	1,254	14%	1%

Interest income	24	0%	18	0%	33%
Interest expense	(88)	-1%	(103)	-1%	-15%

Income before taxes	1,197	12%	1,169	13%	2%

Income taxes	(361)	-4%	(425)	-5%	(15)%

Net income	$836	9%	$744	8%	12%

The following table illustrates our financial results for the first nine months of fiscal year 2009 as compared to the same period in the prior fiscal year (U.S. dollars, in thousands):

	Nine months ended October 31, 2008	Percent of Sales	Nine months ended October 31, 2007	Percent of Sales	Percentage Change
Sales, net	$27,362	100%	$24,794	100%	10%
Cost of goods sold	18,799	69%	17,250	70%	9%
Gross Profit	8,563	31%	7,544	30%	14%

Selling, general and administrative expenses	5,615	21%	4,878	20%	15%

Income from operations	2,948	11%	2,666	11%	11%

Interest income	52	0%	65	0%	-20%
Interest expense	(249)	-1%	(291)	-1%	-14%

Income before taxes	2,751	10%	2,440	10%	13%

Income taxes	(1,010)	-4%	(947)	-4%	7%

Net income	$1,741	6%	$1,493	6%	17%

Net Sales

During the third quarter of fiscal year 2009, our net sales increased by 6% as compared to the same quarter in fiscal year 2008.  This growth in net sales was mainly the result of continued growth in sales of our animal care products.  For the first nine months of fiscal year 2009, our net sales increased by 10% as compared to the same period in fiscal year 2008.  This increase in net sales was a result of increases in the sales of our core animal care products with significant customers and a sales program focused on filling in national distribution gaps.  During the third quarter of fiscal year 2009, net sales for animal care products grew from $8,834,000 to $9,327,000 as compared to the same period of fiscal year 2008.  In the first nine months of fiscal year 2009, net sales for animal care products grew from $24,187,000 to $26,673,000 as compared to the same period of fiscal year 2008.  We had strong sales levels with all of our bedding products, including our CareFRESH®, CareFRESH® Ultra™, and CareFRESH® Colors products, particularly when the general economy is taken into consideration.  Net sales of our industrial products increased from $194,000 to $276,000 from the third quarter of fiscal years 2008 compared to the same period in 2009 and increased from $607,000 to $689,000 for the first nine months of fiscal year 2009 compared to the same period in 2008.  Our strategy in regard to our industrial line of products has remained the same, which is to effectively service existing customers while focusing growth on animal care products.

We currently believe that our fiscal year 2009 overall annual net sales will grow approximately 8% to 12% over our fiscal year 2008 net sales levels.  Specifically, during fiscal year 2009, we expect sales of natural, non-colored CareFRESH® in pet specialty channels to grow slightly over sales levels from fiscal year 2008 as we fill in distribution holes throughout the United States.  In recent years, we have also introduced line extensions such as CareFRESH Ultra™ and CareFRESH® Colors.  Also, during the second quarter of fiscal year 2009, we rolled out our first private label product with Petco, which will solidify our relationship with a key customer and expand our product offerings in their pet bedding category.  Although we anticipate that natural CareFRESH® will continue to represent the majority of our sales through fiscal year 2009, we also see growth opportunities for our full line of bedding products as they continue to gain market share and growing customer acceptance, subject to the following challenges.  First, as we add new items to our line of products, they will need to compete for limited shelf space at the pet specialty stores with our other existing products and those of our competitors, which could limit the number of products we are able to sell at a particular store.  Second, although we believe that the high quality of our CareFRESH® line of products gives us a significant competitive advantage, many of our competitors have a larger breadth of products and more established relationships with the mass merchandiser and grocery stores, which makes competition in these channels more challenging for us.  Finally, the economic downturn in the United States could result in lower than expected sales growth of our products, as a result of reduced customer traffic at our major customers’ stores.  With respect to our lines of cat litter products, subject to the caveats described above, we are entering an evaluation phase to determine the future potential of this product line.  During the remainder of fiscal year 2009, we will continue our existing product line maintenance strategy with our industrial/commercial line of products.

Gross Profit

Both of our production facilities are now operating at efficiency levels that are at or near the pre-construction expectations of management.  Nonetheless, during the first nine months of fiscal year 2009, our production facilities continued to face challenges that directly affected their production costs.  These challenges included the additional burden of increases in utility rates, increased depreciation, increased costs of materials, and increased fuel surcharges on freight.  Mostly as a result of these production costs our gross margin (gross profit divided by sales) remained at 31% in the first nine months of fiscal year 2009 as compared to 30% for the first nine months of fiscal year 2008.  For the third quarter of fiscal year 2009 our gross margin rose to 34% as compared to 30% for the third quarter of fiscal year 2008.  This increase was due to significant improvements made to our production efficiencies. We believe this improvement in gross margin is indicative of future margin level potential but, as already described, may not be consistently reachable if external costs such as materials, transportation, and utilities increase.

As discussed in Note 3 (“Segmented Information”) to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, operating income, including selling, general and administrative expenses but before depreciation for our animal care product segment, decreased by 2% in the third quarter of fiscal year 2009 as compared to the same period in fiscal year 2008, and for the first nine months of fiscal year 2009 increased by 9% as compared to the same period in fiscal year 2008.  We also generated an operating profit before depreciation for our industrial product segment for the first nine months of fiscal year 2008 as compared to an operating loss for the first nine months of fiscal year 2009.

For fiscal year 2009 we expect that our gross margin will be in the range of 30% to 33%.  The following cost factors have provided a challenge to improving gross margins.  Though they have improved in recent months, we still see significant uncertainty in this trend due to existing erratic economic conditions.  First, due to high fuel costs, transportation of our product to our customers is expected to put downward pressure on our gross margin.  Second, we are not achieving the overall reduced costs of raw materials that we had initially expected due to slow reactions from raw material suppliers in response to our request for additional supplies, increases in the prices of petroleum-based product prices, such as the cost of plastic bags, and the shortage of key low-cost raw material sources for certain of our facilities and product lines.

Third, additional depreciation charges resulting from our new production facilities will also have a negative effect on our gross margin.  Fourth, the cost of natural gas, which we use, in part, to fuel our facilities, continues to remain high.

To help offset the significant increases in the cost of natural gas, we installed, prior to the current year, new sawdust burners to heat our dryers at our production facilities.  These operate at less than one-third the cost of our natural gas burners.  Unfortunately, due to the prevalence of high energy costs throughout the country, there is now a higher demand and a resulting shortage of the materials we need for our new burners.  When we are able to obtain such materials, we are able to achieve the projected costs savings, even in the current economic climate.  We plan to continue to make capital investments in technology at all of our facilities to help decrease the costs of production.

Selling, General and Administrative Expenses

During the third quarter of fiscal year 2009, our selling, general and administrative expenses increased by 34% as compared to the same quarter in fiscal year 2008.  For the first nine months of fiscal year 2009 our selling, general, and administrative expenses increased by 15% as compared to the same period in the prior year.

Costs resulting from our compliance with requirements of the Securities and Exchange Commission continue to have an impact on our general and administrative expenses.  We are investing in infrastructure, mainly in the form of additional personnel, to review our ancillary product lines and explore new synergistic business opportunities.  We believe that this investment in new product lines and business opportunities will continue to move us toward developing more diversified sources of income, which we anticipate will help reduce the risks associated with a substantial reliance on sales from a single product.

During the remainder of fiscal year 2009, we intend to fund marketing initiatives at rates greater than in fiscal year 2008.  Our seasoned sales staff is respected in the animal care industry and has proven to be efficient and effective in selling to the wholesale distribution segment of the pet specialty channel.  We expect to enhance our sales staff to include expertise in specific markets where we see growth opportunities.  We feel that this plan should enable us to achieve our strategic objectives without significantly increasing our selling expenses.  On the administrative side, costs resulting from compliance with SEC requirements are projected to continue to grow and we may also need to hire additional administrative personnel as sales levels increase.

Interest Expense

Interest expense decreased in the third quarter of fiscal year 2009 by 15% as compared to the same quarter of fiscal year 2008.  Interest expense in the first nine months of fiscal year 2009 decreased by 14% as compared to the same period in fiscal year 2008.  These decreases were due to payment during fiscal year 2008 of principal amounts on the bonds used to finance the construction of both of our manufacturing facilities and to lower average interest rates during the current periods.  We currently have no plans to enter into additional debt financing, which means that we are projecting a decrease in interest expense in fiscal year 2009 as the principal portion of our existing debt continues to be paid down.

Income Tax

We incurred federal income taxes during the first nine months of fiscal year 2009 at an effective rate of 37%.  The effective rate is lower than the rate incurred during fiscal year 2008 of 39% due to the proportion of stock-based compensation expense from stock options that are not deductible for federal income taxes as compared to net income before taxes.  We anticipate that the effective rate going forward will fluctuate depending on the ratio of net income before taxes to stock-based compensation recognized in a particular period. Losses incurred in Canada by International Absorbents have been fully reserved through the recording of a valuation allowance as Canadian net operating losses and deferred tax assets are not expected to be utilized in future periods.

Net Income

Our net income for the quarter ended October 31, 2008 increased by 12% as compared to the same period in the prior fiscal year.  For the nine months ended October 31, 2008, net income increased by 17% as compared to the same period in fiscal year 2008.  These increases in net income from the same periods in the prior fiscal year were primarily caused by an increase in net sales revenues off set by an increase in our selling, general and administrative expenses.

We expect that in the remainder of fiscal year 2009 we will be able to continue to increase sales as compared to the prior year and manage our selling, general and administrative costs.  We believe that our biggest challenges for the remainder of fiscal year 2009 will be to continue to improve our gross margin and maintain projected net sales growth rates as the economy goes into a recession.  We will continue to invest in future marketing programs to offset competitive pressures as necessary and anticipate additional administrative costs resulting from regulatory requirements. In addition, we anticipate that increased depreciation resulting from our investment in plant and equipment will negatively affect our fiscal year 2009 net income.  If the downturn in the U.S. economy has a minimal effect on our sales growth, then we anticipate that we will be able to continue to increase net income in fiscal year 2009, though not at the rate at which fiscal year 2008 increased over fiscal year 2007.

Earnings Before Interest, Taxes, Depreciation, and Amortization (EBITDA)

We believe that one of our key financial and operating performance metrics is earnings before interest, taxes, depreciation, and amortization (EBITDA).  Our EBITDA increased by 1% during the third quarter of fiscal year 2009 as compared to the third quarter of fiscal year 2008.  For the first nine months of fiscal year 2009 our EBITDA increased by 11% as compared to the same period in the prior fiscal year.  The increases were primarily the result of increased sales while maintaining our gross margin which was off set by increases in our selling, administrative, and general expenses.

EBITDA is not a measure of financial performance under generally accepted accounting principles (GAAP) in the United States.  Accordingly, it should not be considered a substitute for net income, cash flow provided by operating activities, or other income or cash flow data prepared in accordance with GAAP.  However, we believe that EBITDA may provide additional information with respect to our financial performance and our ability to meet our future debt service, capital expenditures and working capital requirements. This measure is widely used by investors and rating agencies in the valuation, comparison, rating, and investment recommendations of companies.  In addition, we use EBITDA as one of several factors when measuring performance that can effect the compensation for our executive officers.  Because EBITDA excludes some, but not all items that affect net income and may vary among companies, the EBITDA presented by us may not be comparable to similarly titled measures of other companies.  The following schedule reconciles EBITDA to net income reported on our Condensed Consolidated Statement of Operations, which we believe is the most directly comparable GAAP measure:

(U.S. dollars, in thousands)	For the quarter ended
	October 31, 2008	October 31, 2007	Percentage Change
Net income (as reported on Condensed Consolidated Statement of Operations)	$836	$744
Interest expense	88	103
Interest income	(24)	(18)
Income tax provision	361	425
Depreciation & amortization	456	475
EBITDA	$1,717	$1,729	1%

(U.S. dollars, in thousands)	For the nine months ended
	October 31, 2008	October 31, 2007	Percentage Change
Net income (as reported on Condensed Consolidated Statement of Operations)	$1,741	$1,493
Interest expense	249	291
Interest income	(52)	(65)
Income tax provision	1,010	947
Depreciation & amortization	1,387	1,254
EBITDA	$4,335	$3,920	11%

During the balance of fiscal year 2009, management will continue to focus on EBITDA as a key performance indicator.

Liquidity and Capital Resources

The table below illustrates our current financial condition, working capital, and cash position (U.S. dollars, in thousands):

	As of October 31, 2008	As of January 31, 2008
Financial Condition
Total Assets	$31,172	$28,589
Total Liabilities	11,412	10,900
Total Equity	$19,760	$17,689

Debt/equity ratio	0.58		0.62
Assets/debt ratio	2.73		2.62

Working Capital
Current assets	$11,843		$8,691
Current liabilities	$4,154		$3,080

Current ratio	2.85		2.82

Cash Position
Cash, restricted cash & short term investments	$4,706		$2,809
Cash generated from operations	$3,469	**	$3,571	*

———————

* for the entire fiscal year ended January 31, 2008

**  for the nine months ended October 31, 2008

Financial Condition

During the first nine months of fiscal year 2009, the value of our total assets increased.  This was primarily the result of an increase in cash balances due to cash generated from operations.  Liabilities for the period remained relatively flat.

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

We believe that our main credit risk exposure during the remainder of fiscal year 2009 will come from meeting the covenants associated with our debt facilities by our lenders.  As of the end of both fiscal year 2008 and the third quarter of fiscal year 2009, we were over minimum financial requirements and under maximum requirements.  The covenant-related ratios that could pose a potential risk in the future are those based on cash flow.  As such, any significant decrease in our current cash flow could result in the breach of one or more of these loan covenants. If we fail to satisfy the financial covenants and other requirements contained in our debt facilities, our debts could become immediately payable at a time when we are unable to pay them, which could adversely affect our liquidity, financial condition and have an impact on secured assets.  In addition, if we are to make cash flow decisions to remain within our loan covenants, these decisions could affect our ability to effectively execute on our long-term business strategy.

Debt retirement is an alternative that we consider on an ongoing basis. Relevant factors in our analysis include the cost of equity and the rate of interest on our debt.  Our long-term debt has been at favorable rates such that it was and continues to be advantageous to use our capital for other applications.

Working Capital

During the first nine months of fiscal year 2009, our working capital position continued to improve as current assets increased while current liabilities remained flat.  The majority of the increase in current assets was the result of cash generated from operating activities, increased accounts receivable as a result of growing sales, and increased inventory levels.  This change resulted in our current ratio (current assets divided by current liabilities) increasing from 2.82 at the end of fiscal year 2008 to 2.85 at the end of the third quarter of fiscal year 2009.

During the remainder of fiscal year 2009 we expect that our current assets will continue to increase as a result of positive cash flow and increases in accounts receivable and inventories as sales levels grow.  We also expect that current liabilities will increase as a result of growing accounts payable related to our general growth.  Even though we expect both current assets and current liabilities to grow, we believe that our net working capital position will improve during the remainder of the fiscal year.

Cash Position

We believe that our existing cash on hand, long-term debt and available line of credit currently provide us with enough cash to meet our existing needs for the foreseeable future.  Cash and investments increased during the first nine months of fiscal year 2009, primarily as a result of cash generated from operating activities.  We expect cash to increase during the remainder of fiscal year 2009, mostly as a result of cash generated from operations.  We believe that our existing $2,000,000 line of credit with BB&T will suffice in covering any potential cash shortfall.  This line of credit is secured by inventory and accounts receivable, which will provide enough collateral to support the related debt. Interest is payable on funds advanced at the LIBOR rate plus 2.5%.  The line of credit matures on May 23, 2009.  As of October 31, 2008, no borrowings were outstanding under the line of credit. We will continue to closely monitor both current liabilities and current assets as they relate to the generation of cash, with an emphasis on maximizing potential sources of cash.

Cash Generated from Operations

During the first nine months of fiscal year 2009 we generated $3,469,000 in cash from operating activities as compared to $2,308,000 in cash generated during the first nine months of fiscal year 2008.  If our sales continue to increase and we are able to continue to profitably produce our products, we should be able to continue to generate cash from operating activities during fiscal year 2009, although it cannot be assured that this will be the case.

Financing and Investing Activities

Cash used for financing activities during the first nine months of fiscal year 2009 was $766,000.  This was the result of principal payments made on our long-term debt.  During the third quarter of the current fiscal year we made a $500,000 principle payment on the bonds used to finance the construction of our Jesup, Georgia facility.  Cash used during the first nine months of fiscal year 2009 for investing activities of approximately $806,000 was for the acquisition of equipment used in our production process.

During the balance of fiscal year 2009, we are currently budgeted to spend approximately $1,700,000 on additional property plant and equipment to maintain and improve our production facilities and processes.  This is an approved  increase of $200,000 over the prior quarter’s budgeted amount.  The majority of these funds will be used to construct warehousing and materials handling facilities in our Jesup, Georgia plant.  These additional facilities will add to our ability to meet increased product demand and more efficiently produce certain product lines.  We anticipate that these amounts will be funded by cash generated from operations.

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

During the quarter ended October 31, 2008 we did not make any material changes in or to our critical accounting policies.

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

ITEM 5.

OTHER INFORMATION

On September 10, 2008, our Board of Directors, upon recommendation of the Compensation Committee, approved the following compensation arrangements applicable to our executive officers:

Salary Increases

The base salaries of our executive officers were increased as set forth below, in accordance with the policy set forth in the Proxy Statement for our 2008 Annual General Meeting of Shareholders, filed with the SEC on May 15, 2008 (the “Proxy Statement”), except that the timing of these increases differs from the process described in the Proxy Statement.

Name and Title	Adjusted Annual Base Salary
Gordon L. Ellis – President and Chief Executive Officer	$104,000
David H. Thompson – Secretary and Chief Financial Officer	$160,000
Shawn M. Dooley – Vice President, Sales and Marketing of Absorption	$160,000
Douglas E. Ellis – President and Chief Operating Officer of Absorption	$160,000

The foregoing salary increases were effective retroactive to June 1, 2008 for Gordon L. Ellis and February 1, 2008 for the other executive officers listed above.

Cash Bonuses

As described in the Proxy Statement, our cash bonus program rewards officers for the achievement of certain predetermined short-term performance objectives. At the September 10, 2008 meeting, the Board of Directors approved Annual Bonus, Shared Bonus and Individual Bonus targets (as those terms are defined in the Proxy Statement) for fiscal year 2009, as set forth in the table below. The Shared Bonus objectives for 2009 are certain corporate strategy objectives (which amount to 30% of the Shared Annual Bonus target) and certain ROIC (return on invested capital) objectives (which make up the remainingamount to 50% of the Shared Annual Bonus target). EBTDS (earnings before taxes, depreciation and stock-based compensation) is not a Shared Bonus metric with respect to fiscal 2009, as it is with respect to fiscal 2008.

Title	Annual Bonus Target (Percentage of Base Salary)	Shared Bonus Target (Percentage of Annual Bonus Target)	Individual Bonus Target (Percentage of Annual Bonus Target)
Chief Executive Officer	50%	80%	20%
Chief Financial Officer	35%	80%	20%
Chief Operating Officer	35%	80%	20%
Vice President Sales and Marketing	35%	80%	20%

Equity Compensation

Also at the September 10, 2008 meeting, the Board of Directors approved two performance award grants of restricted stock units (“RSUs”) to each of the four officers described above in this Item 5, for a total of eight grants. The RSU grants were made under our 2003 Omnibus Incentive Plan. Upon vesting, restricted stock unitsRSUs are convertible converted into shares of our common stock on a one-to-one basis. The number of restricted stock unitsRSUs subject to each grant is 9,390, and was determined by a formula based in part on the closing price of our common stock on the grant date of September 17, 2008, namely $3.55 per share.

The first grant of 9,390 RSUs to each such officer vests as follows in four alternative scenarios: (i) One-third of the RSUs underlying the grant will vest one year after our fiscal year 2009 financial results are released (i.e., one year after the filing of our 2009 Report on Form 10-K) only if the ROIC for such fiscal year is greater than 11.5% and less than 11.8%; or (ii) two-thirds of the RSUs underlying the grant will vest one year after our fiscal year 2009 financial results are released only if the ROIC for such fiscal year is between 11.8% and 12.1%; or (iii) all of the RSUs underlying the grant will vest one year after our fiscal year 2009 financial results are released only if the ROIC for such fiscal year is greater than 12.1%; or (iv) no RSUs underlying the grant will vest if the ROIC for the 2009 fiscal year is 11.5% or less. RSUs incapable of vesting at the time that 2009 financial results are released are then cancelled.

The second grant of 9,390 RSUs to each such officer vests as follows: One-half of the RSUs underlying the grant vest when our fiscal year 2010 financial results are released only if the ROIC for such fiscal year exceeds 12.6%; and one-half of the RSUs vest when fiscal year 2011 financial results are released only if the ROIC for such fiscal year exceeds 14.6%. If and at the time that either such condition fails to be satisfied, the RSUs subject to such condition are cancelled.

Definitive written agreements memorializing the RSU grants described above have not been entered into as of the filing date of this Report on Form 10-Q. We anticipate entering into such definitive agreements before the end of the current calendar year.

On September 10, 2008 the Board of Directors also approved the grant, to each executive described above in this Item 5, of an option to purchase 28,170 shares of our common stock at $3.55 per share (the closing price on the date of grant, namely September 17, 2008), which options vest and become exercisable at a rate of one-fifth of the total number of shares underlying such option at the end of each one-year period following the vesting commencement date of September 17, 2008. These option grants were made under our 2003 Omnibus Incentive Plan.

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

INTERNATIONAL ABSORBENTS INC.
(Registrant)

Date: December 15, 2008	By:	/s/ GORDON L. ELLIS
Gordon L. Ellis
President and Chief Executive Officer (Principal Executive Officer)

Date: December 15, 2008	By:	/s/ DAVID H. THOMPSON
David H. Thompson
Secretary and Chief Financial Officer (Principal Financial Officer)