Form 10-K
period 2009-01-31
INTERNATIONAL ABSORBENTS INC
filed 2009-04-29
CIK 813634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

——————

FORM 10-K

——————

(Mark One)

✓ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: January 31, 2009
OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission file number: 1-31642

INTERNATIONAL ABSORBENTS INC.

(Exact name of registrant as specified in its charter)

British Columbia, Canada	98-0487410
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1569 Dempsey Road North Vancouver, British Columbia Canada	V7K 1S8
(Address of principal executive offices)	(Zip Code)

(604) 681-6181

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, no par value per share	NYSE Amex LLC

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

Yes☑   No ☐

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                Yes ☐      No ☒

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of July 31, 2008, based upon the closing price of the common stock as reported by the American Stock Exchange on such date, was approximately $13,991,708.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 18, 2009
Common Shares, no par value per share	6,410,282 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the Proxy Statement for the Annual General Meeting of Shareholders to be held on June 10, 2009	Part III

INTERNATIONAL ABSORBENTS INC.

Annual Report on Form 10-K

For the Fiscal Year Ended January 31, 2009

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

•

projected benefits from our ongoing efforts to improve our infrastructure and production facilities;

•

the impact of the ongoing global economic downturn on our financial condition and ability to remain competitive;

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

Absorption is engaged in developing, manufacturing and marketing a wide range of animal care and industrial cleanup absorbent products made from off-specification and reclaimed cellulose fibers. International Absorbents was incorporated on May 13, 1983 under the laws of British Columbia, Canada. Absorption was incorporated on July 25, 1985 in the State of Nevada.

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

The majority of our products, in both the animal care and industrial cleanup segments, are sold in the United States, though we do sell products internationally.

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

Our business strategy is to promote and grow our core business and to create diversification in our market channels, our production methods, and our product lines in an effort to add strength and breadth to our business structure. As a result, we continue to dedicate resources to improving our infrastructure for the support of our core business and creating more product and customer diversification. We believe that this strategy has started to provide results. Specifically, we continue to grow sales in our core business and improve the production process of our core CareFRESH® product while expanding sales of new products and existing products in new market channels.

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

Our long-term strategy includes developing, acquiring, and/or investing in product lines or businesses that (a) complement our existing product lines, (b) can be marketed through existing distribution channels, (c) might benefit from the use of our existing brand names, and (d) are responsive to the needs of our customers. In addition, we will continue to explore strategic opportunities in an effort to maximize shareholder value.

Products

Our leading product is small animal bedding made from cellulose fiber. It is used as a substrate for rodents, rabbits, reptiles and hand-fed exotic birds instead of wood shavings, hardwood chips or corn cobs. We believe that our product is superior to traditional bedding materials because it is better able to control and contain animal waste odors. We are a significant bedding supplier to major pet store chains and to independent pet stores through the use of a wide North American network of wholesale distributors. The bedding is also widely used by universities and research facilities. We market our animal bedding under the CareFRESH®, CareFRESH® Colors™ and CareFRESH® Ultra™ brands of small animal bedding in the pet specialty channel. CareFRESH® Colors is our colored bedding offering and CareFRESH® Ultra is our white small animal bedding. Both are premium line extensions to our core product, CareFRESH®. We also distribute our small animal pet bedding under the brands Healthy Pet™ and Critter Care™ in the grocery and/or mass merchandiser distribution channels.

Our Healthy Pet™ brand of cat litters consists of a range of natural products made from cellulose fiber, wood, grain and plant-based materials. These products are aimed at the “holistic” market and are designed to be healthier for pets and people than traditional clay litter because of potential health problems associated with crystalline silica in clay products. Our products also generally prove to be less dusty and to weigh less than other mineral-based litter products, making their handling and disposal easier.

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

We also manufacture loose particulate, pillows, socks, booms, pads and spill kits for use in spill clean up and plant maintenance in the manufacturing, repair and operations (MRO) marketplace. These products are either general purpose in nature or specifically designed for oil-based liquids.

Absorbent W™ is a cellulose absorbent specially processed to absorb and retain hydrocarbons like diesel fuel, hydraulic fluid or lubricating oil, while at the same time repelling water. We believe that Absorbent W absorbs more, is better able to retain what it absorbs and is less costly from production to disposal than the polypropylene products with which it primarily competes.

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

Markets

A majority of our animal care products are sold in the pet specialty channel, through wholesale distributors throughout North America, and to two major pet supply retailers and one major general merchandise retailer, which are our three largest customers as described below under “Risk Factors.” Competition for the small animal bedding business comes primarily from regional suppliers of wood shavings and major small animal food/bird seed manufacturers who sell wood shavings and corncob bedding as product line extensions. These food manufacturers offer distributors and retailers the advantage of a single source supply, cross marketing opportunities between food and bedding and, in some cases, strong brand recognition within the pet specialty channel. While we believe no other company currently has a product that performs as well as our proprietary flagship product, the success of our product has led to the entry of additional competitors in the cellulose bedding category.

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

Our industrial cleanup sorbent products are currently marketed under the Absorbent GP™, Absorbent W™, SpillSorb™, and Spill-Dri™ trade names in North America, Europe and Pacific Rim countries. A significant portion of these industrial cleanup products is sold overseas through our international distributor channel. Our absorbents are sold in Canada through a master distributor agreement with ITW Devcon Plexus.

Our industrial cleanup sorbent products compete against clay-based floor sweep materials and polypropylene materials in “oil-only” and marine-based applications. The primary market for our products is in factories, warehouses and maintenance facilities. Additional markets include marine oil spill response and oil/water filtration applications, ranging from storm drain inserts to marine bilge cleanout.

Clay absorbents are sold as commodities on a price basis. Competitors who offer clay-based floor sweep materials are generally regional mines and re-packagers. Other organic products such as corncobs also compete in this category. We believe that our products are superior in absorption rate and capacity, are lighter in weight, and have a lower environmental and financial cost from production to disposal than mineral-based absorbents. However, due to the price sensitivity in the MRO marketplace and less stringent regulations and enforcement on “low level waste generators,” our industrial cleanup sorbent products have limited sales, brand recognition and market share.

Polypropylene is used in a variety of marine spill and MRO-based applications. After years of strong downward price pressure, the polypropylene industry has consolidated, resulting in fewer manufacturers and converters. Polypropylene has also experienced strong upward price pressure over the past several years due to the price of crude oil. Together, this has resulted in a general increase in the price of polypropylene products, which is favorable to our higher priced, cellulose pads. However, we believe that established distribution networks, a reduction in the volume of sorbents used and the significant price differential that still exists in this market all limit our sales results at present. We have experienced the most success in selling Absorbent W™ for cleaning up hydrocarbons in the presence of water and for filtering hydrocarbons from contaminated liquids. Absorbent W™ is a low-cost way to enhance the performance of costly mechanical and carbon based filtration system. We believe that more stringent surface runoff regulations, if and when enacted, may eventually open up new opportunities for Absorbent W™ in storm water runoff applications.

Industry, Market Trends, and Competition

Based on information in trade publications, feedback received during our participation in trade and professional associations and communications with our customers and suppliers, we believe that over the past five years trends have resulted in changes in the markets that we serve. As discussed below, our products and distribution methods are designed to respond to changes in demand resulting from these trends. We do not yet have enough information to determine how the ongoing economic downturn will impact trends discussed below or how it may affect demand for our products or our ability to maintain our current pricing strategy.

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

In addition to change in product preferences, consumers have also changed their shopping habits. Consumers traditionally purchased a majority of their small animal bedding products at pet specialty stores. In recent years, the consumer’s desire for the convenience of “one-stop shopping” has resulted in a shift of these buyers to the mass merchandise and grocery channels. This shift has reduced the percentage of bedding and animal supply products sold in the pet specialty market. We have attempted to address this trend, while protecting the superior brand identity associated with our core business, by focusing sales efforts in the mass merchandise and grocery channels with brands specific to those channels.

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

Raw Materials

Our animal care bedding, pet litter and industrial cleanup products are made from raw materials that are available from a number of suppliers. The cost of these raw materials varies widely based on the source and quality. Our products are manufactured in our facilities located in Ferndale, Washington and Jesup, Georgia. The main component for our products is a cellulose fiber by-product. Pulp and paper mills in British Columbia, Canada, the State of Washington, the State of Georgia, and the State of Florida provide us with this raw material. We do not have contracts for supply of all of our needed primary raw material; however, we believe that our production rates can be fully supported by combinations of fiber by-products from various pulp and paper mills in all of our locations, although the cost of raw fiber stock for our east coast operations is currently higher than in Washington State, largely due to the product mix required. We believe that this diversity of raw material sources improves our ability to meet our fiber needs and improves the quality of our products.

Both of our production facilities have installed drying systems that can operate with either natural gas or sawdust as a combustion source for their burners. Neither operates full time on either source of energy. We believe there will be an adequate supply of these materials available to meet our fuel needs for the foreseeable future. However, as described below, we have in the past and may again be subject to increased prices for these materials.

Other raw materials used in the production of our products include chemical binders which are readily available from several suppliers. We believe that the loss of one or two of our suppliers would not have a significant effect on our operations. The loss of any supplier may cause an increase in freight costs, the amount of which would depend on the distance to the alternative source. Our operations could be adversely affected if a general shortage of raw material were to occur and persist. To date, we have not experienced any serious production delays because raw materials were unavailable.

Marketing and Distribution

Manufacturing, marketing and distribution activities are carried out by Absorption and its wholesale distributors. During fiscal year 2009 we increased our investment in sales and marketing in an effort to increase distribution efficiencies, increase market share and launch new products, such as CareFRESH Confetti™ and Advanced Odor Control™.

Our products are sold through multiple wholesale distributions and direct buying retailers throughout North America. In addition our products are sold in markets in Canada, Great Britain, Belgium, Australia, Singapore, Japan, Taiwan, South Korea, Greece, France, Denmark, Israel and China.

Research and Development

Current research and development activities include refining existing products, as well as developing new pet products and related manufacturing processes for both the animal care industry and industrial cleanup markets. Our research and development department also analyzes and tests the competitive products to determine new applications for our existing products. Research and development expenses were $5,000 and $10,000 during fiscal years 2009 and 2008, respectively.

Intellectual Property

In general, we attempt to protect our intellectual property rights through patent, copyright, trademark and trade secret laws and contractual arrangements. However, there can be no assurance that our efforts will be effective to prevent misappropriation of our technology, or to prevent the development and design by others of products or technologies similar to or competitive with those developed by us. Moreover, upon expiration of our issued patent, our competitors will have the ability to develop products that are currently protected by these patents.

Absorption has been issued three U.S. patents, of which one remains current and two have expired, and has one pending patent relating to various degradable particulate absorbent materials and our manufacturing process.

Number of Employees

As of March 2009, we had 135 employees, of which 130 were full-time employees and none of which were represented by labor unions. In addition, we employ a small number of temporary employees and contractors to provide management, administration, manufacturing, and marketing services.

Product Liability

We design and manufacture most of our standard products and expect that we will continue to do so in the foreseeable future. As a result, we believe that we are able to manage the design process and help minimize product liability risks. In addition we employ engineers and designers to design and test our products under development and maintain a quality control system in an ongoing effort to decrease defects in our products.

Environmental and Other Governmental Regulations

We are subject to environmental laws and regulations governing emissions into the air; discharges into the water; and generation, handling, storage, transportation, treatment, and disposal of waste materials. We are also subject to other federal and state laws and regulations regarding health and safety matters. In addition, we are subject to regulations governing our food products, including those promulgated by the U.S. Department of Agriculture. We believe that we have obtained all material licenses and permits required by environmental, health, and safety laws and regulations in connection with our operations and that our policies and procedures comply in all material respects with existing environmental, health and safety laws and regulations. Non-compliance with such standards could result in the closure of our particulate manufacturing operations, expenditures for necessary corrective actions or the possible imposition of fines.

Internet Website

All our filings with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge on our internet website, www.internationalabsorbents.com. Reports are posted as soon as reasonably practicable after such material is filed with, or furnished to, the SEC. They can be found through the investor relations section under the “SEC Filings” tab on our website.

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

We continue to work to build our market presence and are subject to substantial competition that could inhibit our ability to succeed as planned.

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

A decline in consumer spending or a change in consumer preferences, resulting from the downturn in the global economy or otherwise, could reduce our sales or profitability and harm our business.

Our sales depend on consumer spending, which is influenced by factors beyond our control, including general economic conditions, the availability of discretionary income and credit, weather, consumer confidence and unemployment levels. The global economy is experiencing an ongoing downturn, which may continue for a significant period of time. As a result, there may be decreased customer traffic at our major customer’s stores, and we may experience declines in sales, pressure to lower prices and/or changes in the types of products sold.

Any material decline in the amount of consumer spending could reduce our sales. In addition, our premium products are generally priced higher than our competitors’ products, and in an economic downturn, consumers may elect to purchase lower-priced products. This could further reduce our sales and/or force us to lower our prices, which could reduce profitability, and, in each case, harm our business. The success of our business depends in part on our ability to identify and respond to evolving trends in demographics and consumer preferences. Failure to timely identify or effectively respond to changing consumer tastes, preferences, spending patterns and animal care needs could adversely affect our relationship with our customers, the demand for our products and services, our market share and our profitability.

We depend on a few customers for a significant portion of our business.

Our three largest customers accounted for approximately 26%, 23% and 10% of our net sales in fiscal year 2009, while the same customers accounted for approximately 24%, 24% and 9%, respectively, of our net sales in fiscal year 2008. We are dependent on these customers to maintain our financial condition and to generate forecasted operating results.

Any material deterioration in the financial condition of one of our major customers could have a material adverse effect on our sales, profitability and cash flow. The loss of, or reduction in, orders from any significant customer, losses arising from customer disputes regarding shipments, fees, merchandise condition or related matters, or our inability to collect accounts receivable from any major customer could reduce our income from operations and cash flow. These risks are heightened as a result of the ongoing global economic downturn. For example, some customers such as Petsmart are projecting a modest rate of growth and others, such as Petcetera have recently declared bankruptcy,

We may be adversely affected by trends in the retail industry.

With the ongoing trend towards retail trade consolidation, we are increasingly dependent upon key retailers whose bargaining strength is growing. As a result, our business may be negatively affected by changes in the policies of our retailer customers, such as inventory delisting, limitations on access to shelf space, price demands and other conditions. In addition, as a result of the desire of retailers to more closely manage inventory levels, there is a growing trend among retailers to make purchases on a “just-in-time” basis. This requires us to shorten our lead time for production in certain cases and more closely anticipate demand, which could in the future require the carrying of additional inventories and increase our working capital and related financing requirements.

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

In addition, at times during fiscal year 2009, we experienced exceedingly high transportation expenses. When these costs are high they have an adverse effect on our financial results. Moreover, we face a risk of increased labor costs, including significant increases in worker's compensation insurance premiums and health care benefits, which could further negatively impact our results of operations.

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

The manufacture, marketing and sale of our products are subject to the rules and regulations of various federal, provincial, and state agencies, including, without limitation, regulations governing emissions into the air; discharges into the water; and generation, handling, storage, transportation, treatment, and disposal of waste materials. Environmental regulations may affect us by restricting the manufacturing or use of our products or regulating their disposal. We are also subject to other federal and state laws and regulations regarding health and safety matters.

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

As of January 31, 2009, we had total long-term and current indebtedness under three different bonds of $6,664,000. We make interest payments (and principal payments on the taxable bond) on the indebtedness under these bonds, which are due in 2014, 2019, and 2019. We may incur substantial additional debt in the future. Our indebtedness could limit our ability to obtain necessary additional financing for working capital, capital expenditures, debt service requirements or other purposes in the future; to plan for, or react to, changes in technology and in our business and competition; and to react in a timely manner to the ongoing global economic downturn. In addition, our indebtedness makes us vulnerable to interest rate fluctuations because our bonds due 2019 bear interest at variable rates. Any significant interest rate increase could have an adverse effect on our financial condition.

Moreover, there can be no assurance that we will be able to meet our debt service obligations. If we are unable to generate sufficient cash flow or obtain funds for required payments, or if we fail to comply with covenants in our indebtedness, we will be in default. The indebtedness underlying our bonds is secured by a mortgage on our real property and a security interest in our assets. If we default under the agreements governing our indebtedness, the creditors may be able to foreclose on our property and assets, which would substantially harm our business and financial condition. Additionally our letter of credit on our Georgia bond financing expires in September 2011 and there can be no assurance we will be able to renew it. If the letter of credit is not renewed we will be required to pay off the bonds in full.

We will continue to incur substantial costs in connection with the requirements of the Sarbanes-Oxley Act of 2002.

The Sarbanes-Oxley Act of 2002 (the “Act”) introduced new requirements regarding corporate governance and financial reporting. Among the many requirements is the requirement under Section 404 of the Act for management to annually assess and report on the effectiveness of our internal control over financial reporting and for our registered public accountant to attest to this report. Based on the requirements in effect as of the date of this Annual Report, at the end of fiscal year 2010 our auditors will be required to issue a report on our internal control over financial reporting for inclusion in our Annual Report on Form 10-K for the fiscal year ending January 31, 2010. We expect that the costs to comply with these requirements will continue to be significant and adversely affect our operating results.

If we fail to maintain an effective system of internal and disclosure controls, we may not be able to accurately report our financial results or prevent fraud.

Effective internal and disclosure controls help us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our securities. We have in the past discovered deficiencies in our internal controls as defined under interim standards adopted by the Public Company Accounting Oversight Board that required remediation. Furthermore, our independent auditor has, in the past, advised us that it had noted certain reportable conditions in our internal financial reporting and accounting controls. As we continue our ongoing review and analysis of internal control over financial reporting for compliance with the Act, we may encounter problems or delays in completing the review and evaluation and implementing improvements. Additionally, we may identify deficiencies that need to be addressed in our internal control over financial reporting or other matters that may raise concerns for investors. Should we, or our independent registered public accounting firm, determine in future periods that we have significant deficiencies or material weaknesses in our internal control over financial reporting, or if we are unable to receive a positive attestation from our independent auditors, our results of operations or financial condition may be adversely affected, investors may lose confidence in the reliability of our financial statements and the price of our common stock may decline.

If we need to raise additional capital for our operating plan, our business would be harmed if we were unable to do so on acceptable terms, and current volatility and disruption to the global capital and credit markets may adversely affect our ability to access credit.

We currently anticipate that our existing capital resources and cash flows from operations will enable us to maintain our currently planned operations for the foreseeable future. However, our current operating plan may change as a result of many factors, including general economic conditions, which are beyond our control. If we are unable to generate and maintain positive operating cash flows and operating income in the future, we may need additional funding. Moreover, our current line of credit matures on May 23, 2009 and there can be no assurance that it will be renewed.

Financial turmoil affecting the banking system and financial markets and the risk that additional financial institutions may consolidate or become insolvent has resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and volatility in credit, currency and equity markets. In such an environment, there is a risk that lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their legal commitments and obligations under existing credit commitments, including but not limited to: extending credit up to the maximum permitted by credit facility, renewing existing credit facilities and/or honoring loan commitments. If our lender fails to honor its legal commitments under our line of credit, or if we are unable to renew our credit facility on favorable terms or at all, it could be difficult in this environment to replace our credit facility on similar terms. If additional capital were needed, our inability to raise capital on favorable terms would harm our business and financial condition. To the extent that we raise additional capital through the sale of equity or debt securities convertible into equity, the issuance of these securities could result in dilution to our shareholders.

The indentures governing our bonds and bank debt financing include financial covenants that restrict certain of our activities and impose certain financial tests that we must meet in order to be in compliance with their terms.

The terms of the indentures governing our bonds and bank debt financing restrict our ability to, among other things, incur additional indebtedness, pay dividends or make other restricted payments on investments, consummate asset sales or similar transactions, create liens, or merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. The terms also contain covenants that require us to meet financial tests. We believe that we are currently in compliance with these restrictions and covenants and expect that we will continue to comply. If we were not able to do so, we could be materially and adversely affected.

The loss of key senior management personnel could negatively affect our business.

We depend on the continued services and performance of our senior management and other key personnel. We do not have “key person” life insurance policies. The loss of any of our executive officers or other key employees could harm our business.

Our future growth may depend on our ability to move into new domestic and international markets, which could reduce our profitability.

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

Our success will depend, in part, on our ability to maintain protection for our products under U.S. patent laws, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. We have been issued three U.S. patents, of which one remains current and two have expired, and have one pending patent on various degradable particulate absorbent materials and our manufacturing process. Patent applications may not successfully result in an issued patent.

Issued patents may be subject to challenges and infringements. Moreover, upon expiration of our current patent other parties may be able to develop products that are currently protected by this patent, which could decrease our sales and reduce our market share. Furthermore, others may independently develop similar products or otherwise circumvent our patent protection. Should we fail to obtain and protect our patents, our competitive advantage will be harmed.

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

Our financial results could vary as a result of the methods, estimates, and judgments we use in applying our accounting policies or as the result of the adoption of new accounting pronouncements.

The methods, estimates, and judgments we use in applying our accounting policies have a significant impact on our financial results. Such methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties, and assumptions, and factors may arise over time that lead us to change our methods, estimates, and judgments. Changes in those methods, estimates, and judgments could significantly affect our results of operations. For example, the calculation of share-based compensation expense requires us to use valuation methodologies and a number of assumptions, estimates, and conclusions regarding matters such as expected forfeitures, expected volatility of our share price, the expected dividend rate with respect to our common stock, and the exercise behavior of our employees. Furthermore, there are no means, under applicable accounting principles, to compare and adjust our expense if and when we learn about additional information that may affect the estimates that we previously made, with the exception of changes in expected forfeitures of share-based awards. Factors may arise over time that lead us to change our estimates and assumptions with respect to future share-based compensation arrangements, resulting in variability in our share-based compensation expense over time. Changes in forecasted share-based compensation expense could impact our gross margin percentage; research and development expenses; marketing, general and administrative expenses; and our tax rate. Moreover, the issuance and adoption of new accounting pronouncements may require us to change our accounting policies, which could have an adverse effect on our operating results.

The liquidity of our stock depends in part on our continued listing with the NYSE Amex LLC.

In March 2003, we received official notice from the American Stock Exchange (now NYSE Amex LLC) that our common stock had been approved for listing. In order to continue to have our common shares listed, we must remain in compliance with the NYSE Amex LLC listing standards, including standards related to stock price, market capitalization and corporate governance. If we are unable to do so, NYSE Amex LLC could de-list our stock, in which event the liquidity and the value of our shares could be adversely impacted.

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

ITEM 2.

PROPERTIES

Ferndale, Washington

On October 18, 2002, we purchased for cash approximately 15.6 acres of bare land in Ferndale, Washington. The total purchase price of the land was $1,500,000, plus closing costs, which was determined through arms-length negotiations.

During fiscal year 2004, we completed the construction of a 105,000 square foot production, warehousing, and office space facility on this property. The construction of this facility was financed through the issuance of industrial revenue bonds in the amount of $2,910,000 and from cash on hand. Manufacturing of our animal care products and some ancillary products along with the majority of our warehousing takes place at this facility.

During fiscal year 2008 we completed the closure and move of our Bellingham, Washington manufacturing facility to our Ferndale, Washington location. The cost of the move and additional facility related construction was approximately $4,900,000, of which $3,300,000 was financed through cash on hand and $1,600,000 was financed through bond financing with GE Capital Public Finance, Inc., as described below in Note 8 (“Long-term debt”) to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Jesup, Georgia

On August 20, 2003, we purchased 14 acres of land zoned light industrial in Jesup, Georgia for $140,000, which included a 41,000 square foot steel warehouse building. During fiscal year 2005, we constructed approximately 45,000 square feet of additional warehousing and manufacturing space on the property at a cost of $6,650,000 (including equipment we installed). The construction was financed with cash on hand and a debt facility from Branch Banking &Trust Co. (“BB&T”). Pursuant to our letter of credit with BB&T and in connection with the issuance of certain tax exempt bonds by Wayne County Industrial Development Authority (“Wayne County IDA”), we sold our real property in Jesup, Georgia to Wayne County IDA and are currently leasing the real property back from Wayne County IDA. Upon repayment of the bonds in full, Wayne County IDA will transfer all right, title and interest in the real property and related production facility to Absorption for no additional consideration. While the bonds remain outstanding, as security for the indebtedness underlying the letter of credit, BB&T will hold a mortgage on the real property and a security interest in the equipment assets located on that property. Please see Note 8 (“Long-term debt”) to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding this financing transaction.  We manufacture and warehouse multiple product lines in both segments at this facility.

We believe that our Ferndale and Georgia facilities will be adequate for our manufacturing needs for the foreseeable future. We believe that our existing properties are in good condition, are adequately insured in a manner consistent with other similarly situated companies and will meet our manufacturing and warehousing needs for the foreseeable future.

Vancouver, British Columbia, Canada

We also share 1,640 square feet of office space with a related party in North Vancouver, British Columbia, Canada. The terms of our rental agreement call for monthly payments of $500 towards the office space and include the use of office furniture and equipment.

Our owned properties are subject to mortgages to secure the indebtedness under our bonds and long-term debt, which together amounted to $6,664,000 as of January 31, 2009.

ITEM 3.

LEGAL PROCEEDINGS

Except for ordinary routine litigation incidental to our business, there are no material legal proceedings pending to which we are a party, or of which any of our properties is the subject.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal year 2009 there were no matters submitted to a vote of our security holders.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common shares are listed on NYSE Amex LLC (formerly AMEX), under the trading symbol IAX. Shown below are the high and low sale prices for our common shares for the periods indicated below as reported by NYSE Amex LLC and AMEX. The following quotations, as provided by the NYSE Amex LLC and AMEX represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations may not represent actual transactions.

	FISCAL YEAR 2009		FISCAL YEAR 2008
	HIGH	LOW	HIGH	LOW

First quarter	4.99	3.62	5.42	3.84
Second quarter	4.98	2.75	6.50	4.19
Third quarter	3.65	2.09	6.68	3.47
Fourth quarter	4.80	1.66	4.00	3.20

Holders

We had 438 holders of record of our Common Shares as of April 16, 2009.

Dividends

We have not paid dividends to the holders of our common shares. The decision whether to pay dividends and the amount thereof is at the discretion of our board of directors, and will be governed by such factors as earnings, capital requirements and our operating and financial condition. In addition, our credit facility prohibits us from paying dividends without our lender’s consent. Furthermore, the indentures pursuant to which our bonds were issued each prohibit us from declaring a cash dividend unless, after giving effect to such dividend, we would not be in default under such indentures, we remain in compliance with certain financial ratios and the amount of the dividend did not exceed the limits set forth in the indentures. We intend to retain our earnings primarily to finance the continuing growth of our business and as such do not have any current plans to pay dividends.

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

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is intended to further the reader’s understanding of the consolidated financial statements, financial condition, and results of operations of International Absorbents and Absorption. It should be read in conjunction with the consolidated financial statements, notes and tables which are included elsewhere in this Annual Report on Form 10-K.

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

Overview

International Absorbents is the parent company of its wholly owned U.S. subsidiary, Absorption. International Absorbents is a holding company and Absorption is its operating entity. Management divides the activities of the operating company into two segments: the animal care industry and the industrial cleanup industry. We manufacture, distribute and sell products for these segments to both distributors and direct buying retailers.

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

The financial results from fiscal year 2009 met the expectations of management both in terms of top line sales (see “Net Sales” below) and bottom line profits (see “Net Income” below). As described in the “Gross Profits” discussion below, by the end of fiscal year 2009 we were meeting expectations for improvements in gross profits, which we believe improved as a result of our ongoing plan to maximize the efficiencies of the manufacturing capital investments we have made during the past several years. Selling, general and administrative expenses grew as expected as investments were made in the development of new product lines and market channels.

During fiscal year 2009, we continued to focus our sales and marketing efforts on our market leading CareFRESH®, CareFRESH® Colors and CareFRESH® Ultra brands of small animal bedding products. CareFRESH® Colors is our colored bedding offering and CareFRESH® Ultra is our white small animal bedding. Both are premium line extensions to our core product, CareFRESH®. We also continue to sell our Healthy Pet™ cat litter line. Our Healthy Pet™ brand consists of a range of “natural” cat litters made from cellulose fiber, wood, grain and plant-based materials. These products are aimed at the “holistic” market and are designed to be healthier for pets and people than traditional clay litter because of potential health problems associated with crystalline silica in clay products. To date our sales growth has come from our small animal bedding products and not from our cat litter products.

Results of Operations

The following table illustrates our financial results for fiscal year 2009 as compared to the prior fiscal year. (U.S. dollars, in thousands):

	January 31, 2009	Percent of Sales	January 31, 2008	Percent of Sales	Percentage Change
Sales	35,752	100%	33,095	100%	8%
Cost of goods sold	24,270	68%	23,139	70%	5%
Gross profit	11,482	32%	9,956	30%	15%

Selling general and administrative expenses	7,575	21%	6,387	19%	19%

Income from operations	3,907	11%	3,569	11%	9%

Interest income	62	0%	86	0%	-28%
Interest expense	(315)	-1%	(385)	-1%	-18%

Profit before taxes	3,654	10%	3,270	10%	12%

Income taxes	(1,415)	-4%	(1,254)	-4%	13%

Net income	2,239	6%	2,016	6%	11%

Net Sales

In fiscal year 2009, our net sales increased by 8% over fiscal year 2008. All of the growth in net sales was a result of the growth in sales of our animal care products. During fiscal year 2009, net sales for animal care products grew from $32,271,000 to $34,934,000, as compared to fiscal year 2008. Net sales of our industrial cleanup products decreased from $824,000 in fiscal year 2008 to $818,000 in fiscal year 2009. We had strong growth with all of our bedding products, including CareFRESH®, CareFRESH® Ultra™, and CareFRESH® Colors products. Our strategy with regard to our industrial cleanup products has remained the same, which is to effectively service existing customers while focusing growth on animal care products.

We are uncertain how current economic conditions will affect our sales during fiscal year 2010. Some customers such as Petsmart are projecting a modest rate of growth and some, such as Petcetera have recently declared bankruptcy. The net result is that we believe that our overall annual net sales will be in the range of growing by approximately 5% to decreasing by approximately 5% over our fiscal year 2009 net sales levels. Specifically, during fiscal year 2010, we expect sales of natural, non-colored CareFRESH® in pet specialty channels to remain flat to slightly down over sales levels from fiscal year 2009. As a result of promotional activity on the retail level, we expect to see modest sales growth in CareFRESH Ultra™ and CareFRESH® Colors. We anticipate that natural CareFRESH® will continue to represent the majority of our sales through the 2010 fiscal year. We also see growth opportunities for our full line of bedding products and believe they will continue to gain market share and growing customer acceptance. However, as we add new items to our line of products, they will need to compete for limited shelf space at the pet specialty stores with our other existing products and those of our competitors, which could limit the number of products we are able to sell at a particular store. Also, although we believe that the high quality of our CareFRESH® line of products gives us a significant competitive advantage, many of our competitors have a larger breadth of products and more established relationships with the mass merchandiser and grocery stores, which makes competition in these channels more challenging for us. Further, the global economic downturn has resulted in lower than expected sales growth of our products, as a result of decreased consumer spending and reduced customer traffic at our major customers’ stores. With respect to our lines of cat litter products, subject to the considerations described above, we expect revenue growth to be flat during the coming fiscal year.

Gross Profit

As fiscal year 2009 came to an end, both of our production facilities were operating at efficiency levels that are at or near the pre-construction expectations of management. Nonetheless, during the year, our production facilities faced challenges that directly affected their production costs. These challenges included increased energy costs during the first half of the year, materials cost increases, ongoing maintenance costs associated with achieving a high rate of product quality and production efficiencies, and high freight cost during the first half of the year. There was also increased depreciation during the entire year as a result of our capital expansion program. Even in light of these additional cost, we were able to improve our gross margin (gross profit divided by sales) from 30% in fiscal year 2008 to 32% in fiscal year 2009.

As discussed in Note 14 (“Segmented Information”) to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, operating income including selling, general and administrative expenses, but before depreciation for our animal care product segment, increased by 7% in fiscal year 2009 as compared to fiscal year 2008.

For fiscal year 2010 we continue to expect that our gross margin will remain in the range of 31% to 36%. The reasons for this expectation are as follows. First, even though fuel and energy cost are currently at relative lows, economic conditions may not allow us to increase prices if they were to rise. Second, we are not achieving the overall reduced costs of raw materials that we had initially expected due to: our product mix (with increased sales of our higher-cost products); slow and uncertain reactions from raw material suppliers in response to our request for additional supplies; and the shortage of key low-cost raw material sources for certain of our facilities. Third, additional depreciation charges resulting from our new production facilities will also have a negative effect on our gross margin. Fourth, any slowdown in sales could result in increased production costs on a per unit basis due to a loss of efficiencies gained from higher production rates.

We plan to continue to make capital investments in infrastructure and technology at all of our facilities to help decrease the costs of production.

Selling, General and Administrative and Expenses

During fiscal year 2009, our selling, general and administrative expenses increased by 19% as compared to fiscal year 2008. This increase was the result of investments we made in the creation and launch of our “new product development” division, additional personnel we hired to upgrade performance levels, expenses related to general sales and marketing programs, and increased costs resulting from our compliance with requirements of the SEC and the NYSE Amex, LLC.  Moreover, we now have overhead expenses related to operating our Georgia facility, increased property taxes, and increased depreciation expense.

We anticipate that investments in sales and marketing programs and new product development costs, along with our stock-based compensation expenses and growing public company reporting expenses, will continue to increase selling, general and administrative expenses during fiscal year 2010, though not at the rate at which they increased during the current fiscal year. During fiscal year 2010, we intend to continue our marketing and new product development initiatives. Our seasoned sales staff is respected in the animal care industry and has proven to be efficient and effective in selling to the wholesale distribution segment of the pet specialty channel. We completed our program of rounding out our sales staff during fiscal year 2009 and do not at this time anticipate adding any additional sales personnel during fiscal year 2010. We feel that the 2010 sales plan should enable us to achieve our strategic objectives without significantly increasing our selling expenses, provided that this projection may change depending on the reaction of our competitors. On the administrative side, costs resulting from compliance with SEC and NYSE Amex requirements are projected to continue to grow and we may also need to hire additional administrative personnel growth as sales levels increase.

Interest Expense

Interest expense in fiscal year 2009 totaled $315,000 as compared to $385,000 during fiscal year 2008. This decrease was due to a reduction in the variable interest rate we pay on the bonds that were used to finance the Jesup, Georgia facility and the reduction in principal amounts as we pay off our bonds according to their terms. We currently have no plans to enter into additional debt financing, which means that we are projecting a decrease in interest expenses in fiscal year 2010 as the principal portion of our existing debt is paid down. This projection assumes that variable interest rates will remain low during fiscal the year 2010.

Income Tax

Absorption incurred federal income taxes during fiscal year 2009 at an effective rate of 38%. The effective rate is consistent with the rate incurred during fiscal year 2008 (of 38%). We anticipate that the effective rate going forward will fluctuate depending on the ratio of net income before taxes to stock-based compensation recognized in a particular period. Deferred income tax assets in International Absorbents have been fully reserved through the recording of a valuation allowance as Canadian deferred tax assets are not expected to be utilized in future periods.

Net Income

Our net income for the year ended January 31, 2009 increased by 8% as compared to the same period in the prior fiscal year. This increase in net income over the prior fiscal year was primarily caused by increased sales and improved gross profits. We feel that continued concentration on the implementation of the key components of our business plan that focus on production efficiencies and controlled costs should provide us with continued increases in production rates, which should help us to remain profitable even if our sales were to slightly decrease during fiscal year 2010.

Our focus during fiscal year 2010 will be to maintain current sales levels through the ongoing global economic downturn, and minimize the growth of our selling general and administrative costs while targeting an improved gross profit margin. Our biggest challenges for the coming fiscal year will be maintaining existing sales levels as the buying habits of retail customers continue to change, continuing the improvement of our gross margin, and maintaining selling, general and administrative expenses at levels that create opportunities for future growth. We will continue to invest in future marketing programs to offset competitive pressures as necessary and anticipate additional administrative costs resulting from regulatory requirements. In addition, we anticipate that existing levels of depreciation resulting from our investment in plant and equipment will negatively affect our fiscal year 2010 net income. If the U.S. economy has a minimal effect on our sales growth, then we anticipate that we will be able to continue to increase net income in fiscal year 2010, though not at the rate at which fiscal year 2009 increased over fiscal year 2008.

Earnings Before Interest, Taxes, Depreciation, and Amortization (EBITDA)

We believe that one of our key financial and operating performance metrics is Earnings before Interest, Taxes, Depreciation, and Amortization (EBITDA). Our EBITDA increased by 8% during fiscal year 2009 as compared to fiscal year 2008. The increase for fiscal year 2009 was substantially the result of increased sales and an improved gross margin.

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

	For the year ended
	January 31, 2009	January 31, 2008	Percentage Change
(U.S. dollars in thousands)
Net Income (as reported on Condensed Consolidated Statement of Operations)	$2,239	$2,016
Interest expense	315	385
Interest income	(62)	(86)
Income tax provision	1,415	1,254
Depreciation & amortization	1,830	1,719
EBITDA	$5,737	$5,288	8%

During fiscal year 2010, management will continue to focus on EBITDA as a key performance indicator.

Liquidity and Capital Resources

During fiscal year 2009 we focused on improving the production efficiencies at both of our plants. Our improved gross margin in the last half of fiscal year 2009 was the result of both the success we had in improving production efficiencies and the reduction in energy and transportation costs. We believe that the improvement in our production facilities will help provide a solid return on the investments we have made in capital expansion over the past several years.

The table below illustrates the effects this capital expansion plan has had on our financial statements (U.S. dollars, in thousands):

	As of January 31, 2009	As of January 31, 2008
Financial Condition
Total Assets	$31,281	$28,589
Total Liabilities	10,895	10,900
Total Equity	$20,386	$17,689

Debt/equity ratio	0.53	0.62
Assets/debt ratio	2.87	2.62

Working Capital
Current assets	$11,465	$8,691
Current liabilities	$3,595	$3,080

Current ratio	3.19	2.82

Cash Position
Cash, restricted cash & short term investments	$4,146	$2,809
Cash generated from operations	$3,644	$3,571

Financial Condition

During fiscal year 2009, the value of our total assets increased. This was primarily the result of an increase in current assets, which resulted from growing operational activities. As an example, both accounts receivable and inventories increased as a result of growing sales and cash position improved as a result of increased profits, in both cases offset by limited capital investments. We also had a decrease in total liabilities resulting from the payment of principal of long term debt and a reduction in current liabilities.

As discussed under Note 8 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we currently have three long-term debt facilities, including our September 2006 bond financing arrangement with GE Capital Public Finance, Inc (“GECPF”), our March 2003 bond financing with GECPF and our September 2004 tax-exempt bond financing with BB&T.

We believe that our main credit risk exposure in fiscal year 2010 will come from meeting the covenants included in our debt facilities and the marketability of tax exempt industrial revenue bonds. As of the end of fiscal year 2009 we were over minimum financial requirements and under maximum requirements included in these covenants. The covenant-related ratios that we believe pose the most significant risk in the future are those based on cash flow. Any significant decrease in our cash flow could result in the breach of one or more of these loan covenants. If we fail to satisfy the financial covenants or other requirements contained in our debt facilities, our debts could become immediately payable at a time when we are unable to pay them, which would adversely affect our liquidity and financial condition. In addition, if we are to make cash flow decisions to remain within our loan covenants, these decisions could affect our ability to effectively execute on our long term business strategy.

The marketability of tax exempt industrial revenue bonds is a potential industry-wide issue, and is not related to our liquidity or results from operations. The industrial revenue bonds for our Jesup, Georgia facility are remarketed and the industrial revenue bonds for our Ferndale, Washington facility are held by GE Capital Public Finance, Inc. If the industrial revenue bonds that are remarketed were not able to be sold, due to a market failure, according to the terms of the bond agreement, we would likely have to pay off the outstanding balance, which is currently $3,300,000.

Debt retirement is an alternative that we consider on an ongoing basis. Relevant factors in our analysis include the availability and cost of equity and the rate of interest on our debt. Our long-term debt has been at very favorable rates such that we believe it was and continues to be advantageous to use our existing capital for other applications. At this time, we do not intend to raise additional equity capital in the near term.

Working Capital

During fiscal year 2009, our working capital position continued to improve as current assets increased and current liabilities decreased. The majority of the increase in current assets was the result of increased cash used to fund our growing operations and an increase in inventories. Current liabilities decreased primarily due to decreases in accounts payable. These changes resulted in our current ratio (current assets divided by current liabilities) increasing from 2.82 at the end of fiscal year 2008 to 3.19 at the end of fiscal year 2009.

In fiscal year 2010 we expect that if sales are at projected our current assets will continue to increase as a result of positive cash flow and an increase in accounts receivable and inventories, if sales levels grow. We also expect that current liabilities will increase as a result of growing accounts payable related to the general growth of the company. Even though we expect both current assets and current liabilities to grow, we believe that our net working capital position will improve over the coming fiscal year.

Cash Position

We believe that our existing cash on hand, long-term debt and available line of credit currently provide us with enough cash to meet our existing needs for the foreseeable future. Cash and investments increased during fiscal year 2009, primarily as a result of cash generated from operations. We expect cash on hand to increase during fiscal year 2010, mostly as a result of cash generated from operations. We believe that our existing $2,000,000 line of credit with BB&T will suffice in covering any potential cash shortfall. This line of credit is secured by inventory and accounts receivable, which we anticipate should provide enough collateral to support the related debt. Interest is payable on funds advanced at the LIBOR rate plus 2.5%. The line of credit matures on May 23, 2009 and we expect it to be renewed. If the current conditions in the credit markets prevent us from renewing the existing line of credit, we may be able to obtain a new line of credit through a Canadian bank, due to the location of International Absorbents. As of January 31, 2009, no borrowings were outstanding under the line of credit. If we do borrow against this line of credit and it is renewed, we intend to pay it off before the end of fiscal year 2010. We will continue to closely monitor both current liabilities and current assets as they relate to the generation of cash, with an emphasis on maximizing potential sources of cash.

Cash Generated from Operations

During fiscal year 2009 we generated $3,644,000 in cash from operating activities. The cash generated during fiscal year 2009 was a 2% increase over the $3,571,000 in cash generated during fiscal year 2008. If our sales continue to increase and we are able to continue to profitably produce our products, we should be able to continue to generate cash from operating activities during fiscal year 2010, although it cannot be assured that this will be the case.

Financing and Investing Activities

Cash used for financing activities during fiscal year 2009 was $857,000. This was the result of principal payments made on our long-term debt. Cash used in investing activities during fiscal year 2009 was approximately $1,450,000.  This cash was used for the acquisition of fixed assets. A portion of these assets were production-related items that were replaced as part of our ongoing maintenance program. We also made several investments during fiscal year 2009 to reduce costs and improve efficiencies in the areas of fiber recovery, energy use, and product handling.

We believe that for the near future we will not need to use cash to invest in significant capital improvements. We will continue to use cash to fully maintain our existing facilities and to make improvements which we expect will increase production efficiencies and reduce manufacturing costs.

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

Critical Accounting Policies

Introduction

In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States, management makes judgments, assumptions and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We believe that the material estimates that are particularly susceptible to significant change relate to the determination of the allowance for doubtful accounts, income taxes, including deferred income taxes and the related valuation allowance, accrual for self-insured medical insurance plans, sales incentives and stock based compensation.  As part of the financial reporting process, our management collaborates to determine the necessary information on which to base judgments and develop estimates used to prepare the consolidated financial statements. Historical experience and available information is used to make these judgments and estimates. However, different amounts could be reported using different assumptions and in light of different facts and circumstances. Therefore, actual amounts could differ from the estimates reflected in the consolidated financial statements.

In addition to the significant accounting policies described in Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following discussion addresses our critical accounting policies.

Inventory

Unexpected changes in market demand or buyer preferences could reduce the rate of inventory turnover and require us to record a reserve for obsolescence. Finished goods inventory are valued at the lower of cost (determined on the first-in, first-out basis) or net realizable value. Cost includes direct materials, labor and overhead allocation. Raw materials and supplies are valued at the lower of cost (determined on the first-in, first-out basis) or net realizable value. We have not historically experienced a period where a material amount of finished goods inventory or raw materials inventory has been required to be reduced in value as a result of changes in market demand or buyer preference. Because of this lack of historical change we have not yet had to record a reserve for obsolete inventory. Our assumptions and valuation methodology for inventory have historically not changed. Even though we have not historically had to record a reserve for obsolete inventory as a result of changes in market demand or buyer preference, there is no guarantee that one or both of these events will not happen. As a result, even though we believe that it is unlikely that a change will occur, we do recognize that change is possible and will record a reserve for obsolete inventory if the circumstances dictate as previously described.

Property, Plant and Equipment

There is a risk that our estimate of the useful life of a component of our property plant or equipment was overestimated. If that was the case the depreciated value of the equipment or building would be greater than its actual value, which would result in our recording a reserve to lower the net carrying value of the asset. Property, plant and equipment assets are recorded at cost. Our building and equipment are located on owned and leased land. Buildings are depreciated on a straight line basis over a period of 40 years. Leasehold improvements are depreciated on a straight line basis over the life of the lease agreement for property located on leased land. Most of our equipment is depreciated over its estimated useful life using a 15% declining balance method; the remainder is depreciated using a straight line method over five years.  We have chosen to use the 15% declining value method over a fixed period straight line method to better reflect the fair market value and useful life of equipment which is typically used in our facilities. We also review the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The determination of any impairment would include a comparison of estimated future cash flows anticipated to be generated during the remaining life of the asset. Due to the nature of the buildings and equipment we purchase, the depreciation method that we use, and the cash flows generated during the life of the assets, we have not had to historically record a reserve to reflect a decrease in the net carrying value of assets. We have historically neither changed our depreciation methods, our assumptions behind the depreciation methods, or our methodology for determining impairment. Based on the length of time we have been manufacturing in the industry in which we operate, we believe that it is unlikely that an impairment of existing buildings or equipment will have to be recorded. If we were to expand into a manufacturing industry in which we do not have as much history, the likelihood of being required to record an impairment increases. If at some future date we enter an industry in which we have no historic knowledge, then the risk of recording an impairment would also increase.

Revenue Recognition

If the actual costs of sales returns and incentives were to significantly exceed the recorded estimated allowance, our sales would be adversely affected in that we would record additional reserves which would reduce our net sales revenue.

Revenues from the sale of products are recognized at the time title passes to the purchaser, which is generally when the goods are conveyed to a carrier. When we sell F.O. B. destination point, title is transferred and we recognize revenue on delivery or customer acceptance, depending on terms of the sales of the agreement. Sales incentives are accounted for in accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 01-9 “Accounting for Consideration Given by a Vendor to a Customer.” Historically we have not had sales returns or incentive requests applied to a fiscal year in greater amounts than what was reserved for. By following our revenue recognition policies we have been able to accurately assess the value of both sales returns and sales incentives. We have annually updated the sales incentive amounts that are annually accrued to match the sales incentive agreements that we have with our customers. By doing so, we have maintained a consistent methodology while adjusting our estimates to more closely reflect our activities within the market place. We believe that it is unlikely that our assumptions or methodology for accounting for revenue recognition, sales returns, and sales incentives will change in the future. However, we do believe that it is likely that the actual estimates that we use for our sales incentive programs and sales returns may change in the future from time to time as a result of a dynamic marketplace.

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

Effective February 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Though the validity of any tax position is a matter of tax law, the body of statutory, regulatory and interpretive guidance on the application of the law is complex and often ambiguous. Because of this, whether a tax position will ultimately be sustained may be uncertain. Under FIN 48, the impact of an uncertain tax position that is more likely than not of being sustained upon audit by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. No portion of an uncertain tax position will be recognized if the position has less than a 50% likelihood of being sustained.

Stock-Based Compensation

Effective February 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) Share-Based Payment (SFAS No. 123(R)”) using the modified prospective transition method. Under that transition method, compensation cost recognized in fiscal year ended January 31, 2007 and all subsequent fiscal years thereafter includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested, as of January 31, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based payments granted subsequent to February 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated, as provided for under the modified-prospective method. For details regarding the effect on our financial statements of using this methodology, please see Note 2 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

In our calculation of stock-based compensation we use the Black-Scholes model. This model is an estimate of potential actual results. As such, actual results may vary significantly from our estimated stock-based compensation expense. Specifically, in the event that options were to expire at an exercise price which is below the option’s strike price and the options are not exercised, then we would have taken stock-based compensation expense for options which did not ultimately have a dilutive effect on the outstanding common shares. We do not expect to change our methodology for calculating stock-based compensation in the future.

ITEM 8.

FINANCIAL STATEMENTS

INDEX

Report of Independent Registered Public Accounting Firm	Page 27

Consolidated Balance Sheets at January 31, 2009 and 2008	Page 28

Consolidated Statements of Income for the Fiscal Years ended January 31, 2009 and 2008	Page 29

Consolidated Statements of Changes In Stockholders’ Equity for the Fiscal Years ended January 31, 2009 and 2008	Page 30

Consolidated Statements of Cash Flows for the Fiscal Years ending January 31, 2009 and 2008	Page 31

Notes to Consolidated Financial Statements, January 31, 2009 and 2008	Page 32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

International Absorbents, Inc.

We have audited the accompanying consolidated balance sheets of International Absorbents, Inc. and subsidiary (the “Company”) as of January 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Absorbents, Inc. and subsidiary as of January 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 2 and 5 to the consolidated financial statements, effective February 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements.

/s/ Moss Adams LLP

Seattle, Washington

April 28, 2009

International Absorbents Inc. and Subsidiary

Consolidated Balance Sheets

As at January 31, 2009 and 2008

(in thousands of U.S. dollars)

	2009	2008

Assets
Current assets:
Cash and cash equivalents	$4,146	$2,809
Accounts receivable, net	2,699	2,359
Inventories, net	4,286	3,166
Prepaid expenses	162	155
Income taxes receivable	—	44
Deferred income tax asset	172	158
Total current assets	11,465	8,691

Property, plant and equipment, net	19,610	19,662
Other assets, net	206	236
Total assets	$31,281	$28,589

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued liabilities	$2,686	$2,119
Related party payable	5	6
Current portion of long-term debt	877	857
Income taxes payable	27	98
Total current liabilities	3,595	3,080

Deferred income tax liability	1,364	1,110
Long-term debt	5,787	6,664
Other long term liabilities	149	46
Total liabilities	10,895	10,900

Stockholders' equity:

Common stock, no par value - Unlimited shares authorized, 6,410,282 and 6,410,328 issued and outstanding at
January 31, 2009 and 2008, respectively	8,487	8,487
Additional paid in capital	1,823	1,365
Retained earnings	10,076	7,837
Total stockholders' equity	20,386	17,689
Total liabilities and stockholders' equity	$31,281	$28,589

The accompanying notes are an integral part of these consolidated financial statements

International Absorbents, Inc. and Subsidiary

Consolidated Statements of Income

For the years ended January 31, 2009 and 2008

(in thousands of U.S. dollars, except earnings per share amounts)

	2009	2008

Sales, net	$35,752	$33,095
Cost of goods sold	24,270	23,139
Gross Profit	11,482	9,956

Selling, general and administrative expenses	7,575	6,387

Income from operations	3,907	3,569
Interest expense	(315)	(385)
Interest income	62	86
Income before provision for income taxes	3,654	3,270

Income tax provision	(1,415)	(1,254)
Net income	$2,239	$2,016

Basic earnings per share	$.35	$.31
Fully diluted earnings per share	$.35	$.31

Weighted average number of shares outstanding (in thousands)
Basic	6,410	6,410
Diluted	6,446	6,477

The accompanying notes are an integral part of these consolidated financial statements

International Absorbents Inc. and Subsidiary

Consolidated Statement of Changes in Stockholders’ Equity

For the years ended January 31, 2009 and 2008

(in thousands of U.S. dollars)

	Common Shares	Amount	Additional Paid in Capital	Retained Earnings	Total Stockholders' Equity
	(in 1,000's)

Balance as of January 31, 2007	6,410	$8,487	$999	$5,904	$15,390
FIN 48 cumulative adjustment	—	—	—	(83)	(83)
Stock based compensation	—	—	366	—	366
Net income	—	—	—	2,016	2,016

Balance as of January 31, 2008	6,410	8,487	1,365	7,837	17,689
Stock based compensation	—	—	458	—	458
Net income	—	—	—	2,239	2,239

Balance as of January 31, 2009	6,410	$8,487	$1,823	$10,076	$20,386

The accompanying notes are an integral part of these consolidated financial statements

International Absorbents Inc. and Subsidiary

Consolidated Statement of Cash Flows

For the years ended January 31, 2009 and 2008

(in thousands of U.S. dollars)

	2009	2008

Cash flows from operating activities

Net income	$2,239	$2,016
Adjustments to reconcile net income to net cash used for operating activities
Depreciation and amortization	1,830	1,719
Loss on disposal of equipment	1	167
Stock-based compensation	458	366
Deferred taxes	240	303
Changes in operating assets and liabilities
Accounts receivable	(340)	14
Inventory	(1,120)	55
Prepaid expenses	(7)	(29)
Accounts payable and accrued liabilities	268	(856)
Income taxes receivable/payable	(27)	(148)
Due to related party	(1)	1
Other long term liabilities	103	(37)
Net cash flows from operating activities	3,644	3,571

Cash flows from investing activities
Purchase of property, plant and equipment	(1,450)	(3,380)
Proceeds from restricted cash	—	1,146
Net cash flows from investing activities	(1,450)	(2,234)

Cash flows from financing activities
Repayment of long-term debt	(857)	(805)
Net cash flows from financing activities	(857)	(805)

Net change in cash	1,337	532

Cash and cash equivalents, beginning of period	2,809	2,277

Cash and cash equivalents, end of period	$4,146	$2,809

Cash paid for interest (net of amounts capitalized)	$321	$394

Cash paid for income taxes	$1,099	$1,128

Non-cash investing activities
Increase in property, plant and equipment and accounts payable for purchase of plant and equipment	$454	$154

The accompanying notes are an integral part of these consolidated financial statements

Notes to Consolidated Financial Statements

International Absorbents Inc. and Subsidiary

1.

Operations

International Absorbents Inc. (“IAX”) is a Canadian company operating in the States of Washington and Georgia, U.S.A. through its wholly-owned subsidiary, Absorption Corp (“Absorption,” and collectively with IAX, the “Company”).

The Company operates in two segments and is engaged in the development and sale of value added products made from waste short fiber pulp (“SFP”) utilizing proprietary technology. The Company markets and sells animal and pet bedding products that are sold in consumer retail and commercial bedding markets. In addition, the Company markets and sells SFP-based products used for general industrial spill cleanup, marine oil-cleanup, and oil/water filtration, and hydro mulch products, which hydro mulch products were not produced during fiscal year 2009. The Company has established distribution primarily in North America.

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

Accounts receivable and allowance for doubtful accounts

The Company typically offers credit terms to its customers without collateral. The Company records accounts receivable at the face amount less an allowance for doubtful accounts. On a regular basis, the Company evaluates its accounts receivable and establishes these allowances based on a combination of specific customer circumstances, as well as credit conditions and the history of write-offs and collections. Where appropriate, the Company obtains credit rating reports and financial statements of the customer to initiate and modify their credit limits.  The Company obtains credit insurance for certain accounts that qualify for coverage in order to minimize credit risk exposure. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. At January 31, 2009 and 2008, management considered all accounts receivable in excess of the allowances for doubtful accounts to be fully collectible.

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

Other assets

Other assets include deferred financing fees, which represent costs incurred in connection with long-term debt (see Note 8). As of January 31, 2009 and 2008, the deferred financing fees were $206,000 and $236,000, respectively, which are net of accumulated amortization of $138,000 and $108,000, respectively. Amortization expense was $30,000 and $30,000 for the years ended January 31, 2009 and 2008, respectively. The Company is amortizing into interest expense the deferred financing fees on a straight line basis which approximates the interest method over the term of the related debt.

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

Shipping and handling costs

Shipping and handling costs are accounted for under EITF No. 00-10: “Accounting for Shipping and Handling Fees and Costs.” Revenues generated from shipping and handling costs charged to customers are included in sales and were $433,000 and $458,000 in fiscal years 2009 and 2008, respectively. Shipping and handling costs for outbound and inbound shipping charges are included in cost of goods sold and were $4,645,000 and $4,732,000 in fiscal years 2009 and 2008, respectively.

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

Advertising

The Company accounts for advertising expenses under Statement of Position (“SOP”) No. 93-7. Advertising costs are expensed when incurred and were $211,000 and $201,000 during fiscal years 2009 and 2008, respectively.

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

Total stock-based compensation expense recognized in the income statement for the year ended January 31, 2009 and 2008 was $458,000 and $363,000, of which $18,000 and $13,000 was recognized in cost of goods sold and $440,000 and $350,000 was recognized in selling, general and administrative expenses, respectively. All of the stock-base compensation was related to Incentive Stock Options (“ISO”s) held by employees and non-employee directors for which no tax benefit is recognized.

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

SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes-Merton (“BSM”) option valuation model, which incorporates various assumptions including volatility, expected life forfeiture rate and risk-free interest rates. The assumptions used for the years ended January 31, 2009 and 2008 and the resulting estimates of weighted-average fair value per share of options granted during those periods are as follows:

		Jan. 31, 2009	Jan. 31, 2008

a)	risk free interest rate	1.96%	4.17%

b)	expected volatility	110.41%	98.97%

c)	expected dividend yield	0.00%	0.00%

d)	estimated average life (in years)	4.47	4.66

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

The remaining unvested compensation for the fair value of stock options to be recognized was $760,000 and $754,000 at January 31, 2009 and 2008, respectively.

Other stock-based compensation

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees and non-employee directors in accordance with SFAS No. 123 and the conclusions reached by the EITF in Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services” (“EITF 96-18”). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18. Stock-based compensation recognized under SFAS No. 123 and EITF 96-18 was $4,000 and $3,000 during 2009 and 2008, respectively.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(R)). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company adopted SFAS 141(R) in the first quarter of fiscal 2009 and will apply the provisions of this Statement for any acquisition after the adoption date. The adoption of SFAS 141(R) did not have a material impact on the Company’s results of operations or financial position.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. This Statement significantly increases the disclosure requirements for derivative instruments. The new requirements include the location and fair value amounts of all derivatives by category reported in the consolidated balance sheet; the location and amount of gains or losses of all derivatives and designated hedged items by category reported in the consolidated income statement or in other comprehensive income in the consolidated balance sheet; and measures of volume such as notional amounts. For derivatives designated as hedges, the gains or losses must be divided into the effective portions and the ineffective portions. The Statement also requires the disclosure of group concentrations of credit risk by counterparties, including the maximum amount of loss due to credit risk and policies concerning collateral and master netting arrangements. Most disclosures are required on an interim and annual basis. The Company adopted this Statement effective the second quarter of fiscal year 2009. The adoption of this Statement did not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP FAS 142-3 requires a company estimating the useful life of a recognized intangible asset to consider its historical experience in renewing or extending similar arrangements or, in the absence of such experience, to consider assumptions that market participants would use about renewal or extension as adjusted for entity-specific factors. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not anticipate the adoption of FSP FAS 142-3 will have a material effect on the Company’s financial position, results of operations or cash flows.

In October 2008, the FASB issued FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP FAS 157-3”), which clarifies the application of SFAS No. 157, “Fair Value Measurements” in an inactive market. FSP FAS 157-3 addresses application issues such as how management’s internal assumptions should be considered when measuring fair value when relevant observable data do not exist; how observable market information in a market that is not active should be considered when measuring fair value and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. FSP FAS 157-3 was effective upon issuance. The Company’s adoption of FSP FAS 157-3 did not have a material effect on the Company’s financial condition, results of operations or cash flows.

3.

Balance sheet components (in thousands of U.S. dollars)

	2009	2008
Accounts receivable
Trade	$2,744	$2,444
Allowance for doubtful accounts	(45)	85)
	$2,699	$2,359

Inventories
Raw materials	$2,006	$1,714
Finished goods	2,280	1,452
	$4,286	$3,166

Accounts Payable and accrued liabilities
Accounts payable
Trade	$1,031	$865
Equipment and other	453	155
Accrued Liabilities
Payaroll	746	614
Other	456	485
	$2,686	$2,119

4.

Property, Plant and Equipment

	2009	2008
Property, plant and equipment
Land	$1,547	$1,547
Buildings	8,950	8,759
Leasehold improvements	—	—
Equipment	15,961	15,164
Construction in progress	1,189	446
	$27,647	$25,916
Less: Accumulated depreciation	(8,037)	(6,254)
	$19,610	$19,662

Depreciation expense from property, plant and equipment for the fiscal years ended January 31, 2009 and 2008 was $1,800,000 and $1,689,000, respectively.

The Company incurred interest costs of $315,000 and $415,000 during the fiscal years 2009 and 2008, respectively, of which $-0- and $30,000 was capitalized as part of the purchase and installation of manufacturing equipment during fiscal years 2009 and 2008, respectively.

5.

Fair value of financial instruments

The fair value of cash and cash equivalents, restricted cash, investments, accounts receivable, accounts payable, and accrued liabilities, and amounts due to related parties approximate their carrying value due to the relatively short-term maturities of these instruments.

The fair value of the Company’s debt at January 31, 2009 and 2008 approximates the carrying value. The fair value is based on management’s estimate of current rates available to the Company for similar debt with the same remaining maturity.

6.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, short-term investments and trade accounts receivable. Receivables arising from sales to customers are generally not significant individually and are not collateralized; as a result, management continually monitors the financial condition of its customers to reduce the risk of loss. The Company had three customers who individually exceeded 10% of sales, who collectively accounted for 44% and 46% of total trade accounts receivable at January 31, 2009 and 2008, respectively, and who collectively accounted for 59% and 58% of total sales during the fiscal year ending January 31, 2009 and 2008, respectively.

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

7.

Operating line of credit

On May 23, 2007, Absorption renewed a bank line of credit with Branch Banking & Trust Co. that provides for up to $2,000,000 of cash borrowings for general corporate purposes which is secured by accounts receivable and inventory of Absorption. Interest is payable on funds advanced at the one-month London Interbank Offered Rate (“LIBOR”) plus 2.5%. The line of credit matures on May 23, 2009. At January 31, 2009, the Company had no borrowings outstanding under this line of credit.

8.

Long-term debt (in thousands of U.S. dollars)

	2009	2008
Tax-exempt bonds	$6,664	$7,521
Taxable bonds	—	—
Total debt	6,664	7,521
Less: current portion	(877)	(857)
Long-term debt	$5,787	$6,664

On September 14, 2006, the Company entered into a bond financing agreement in the amount of $1,600,000 with GE Capital Public Finance, Inc. (“GECPF”) to fund the purchase and installation of manufacturing equipment to be used in connection with the closure and relocation of the Bellingham, Washington production facility to the new Ferndale, Washington manufacturing and warehouse facility. GECPF agreed to fund and guarantee the Economic Development Revenue Bond issued by the Washington State Economic Finance Authority at a fixed interest rate of 5.70%, amortized over 90 months with interest-only payments during the six months of construction. If Absorption defaults under the terms of the loan agreement, including failure to pay any amount when due or violating any of the financial and other covenants, GECPF may accelerate all amounts then-owing under the bond. Costs incurred in issuing the bond were $32,000. The bond is secured by the equipment financed. At January 31, 2009 and 2008 the balance outstanding was $1,240,000 and $1,441,000, respectively.

In September of 2004, the Company completed a $4,900,000 tax-exempt bond financing. Of the total proceeds from the financing, $2,099,000 were used to pay off the loan held by Branch Banking &Trust Co., $98,000 was paid for costs of issuance and the remaining proceeds of $2,703,000 were placed in a trust account to be used to finish the construction of the new production facility located in Jesup, Georgia. The bonds were issued by Wayne County Industrial Development Authority in the state of Georgia. The bonds have a variable rate equal to Branch Banking & Trust Co.’s Variable Rate Demand Bond “VRDB” rate ( 2.28 % as of March 27, 2009) plus a letter of credit fee of 0.95%, a remarketing fee of 0.125% and a $2,000 annual trustee fee. The term of these bonds is seven years for the equipment portion and 15 years for the real estate portion. The bond is secured by the property, building, and equipment financed. At January 31, 2009 and 2008, the balance outstanding was $3,300,000 and $3,800,000, respectively. The letter of credit expires September 2, 2011, at which time it will need to be renewed.

In March 2003, the Company completed a $2,910,000 bond financing, comprised of $2,355,000 as tax exempt and $555,000 as taxable. The bonds were issued through the Washington Economic Development Finance Authority in Washington State. The purchaser and holder of the bonds is GECPF. The tax exempt bonds have a fixed rate of 5.38% with a term of 190 months, maturing February 2019, and with interest-only payments for the first 52 months. The taxable bonds had a fixed rate of 5.53% a term of 52 months, and matured in August 2007. The indebtedness underlying the bonds is secured by a mortgage on the real property, and a security interest in the equipment assets, located in Whatcom County, Washington. At January 31, 2009 and 2008, the balance outstanding was $2,124,000 and $2,280,000 on the tax-exempt bonds, respectively.

The aggregate principal maturities on long-term debt for each of the twelve-month periods subsequent to January 31, 2009 are as follows (in thousands of U.S. dollars):

Long-term Debt
Fiscal Year ending January 31,:
2010	$877
2011	899
2012	922
2013	646
2014	671
Thereafter	2,649

$6,664

9.

Capital stock

Common shares

Holders of Common Shares are entitled to one vote per share and to share equally in any dividends declared and in distributions on liquidation.

During both fiscal years 2009 and 2008, no common stock options were exercised.

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

The following table summarizes the Company’s stock option activity for the years ended January 31, 2009 and 2008:

	2009		2008
	Shares	Weighted Average Price	Shares	Weighted Average Price
Outstanding – beginning of year	563,517	$3.95	536,100	$4.17
Granted	174,680	3.55	140,000	3.71
Exercised	—	—	—	—
Repurchased, surrendered or expired	(42,517)	(3.24)	(112,583)	(4.70)

Outstanding – end of year	695,680	$3.89	563,517	$3.95
Vested	141,000	$3.95	166,667	$3.58

The following table summarizes information about options outstanding at January 31, 2009:

Range of exercise prices	Number outstanding at January 31, 2009	Weighted average remaining contractual life (months)	Outstanding weighted average exercise price	Number exercisable at January 31, 2009	Exercisable weighted average exercise price

$3.20	100,000	51	$3.20	10,000	$3.20
3.25	40,000	11	3.25	40,000	3.25
3.55	174,680	71	3.55	—	—
3.60	100,000	62	3.60	—	—
4.00	40,000	23	4.00	40,000	4.00
4.60	141,000	32	4.60	41,000	4.60
4.70	100,000	26	4.70	10,000	4.70

$3.20 – 4.70	695,680	46	$3.89	141,000	$3.95

At January 31, 2009, the Company had 404,320 remaining Common Shares available to be granted under the 2003 Omnibus Plan.

There were outstanding options to purchase 7,000 Common Shares issued to individuals who are not employees or directors of the Company as of January 31, 2009.

Restricted stock units

The Company granted 75,120 and -0- restricted stock units (“RSUs”) to employees during the years ended January 31, 2009 and 2008, respectively. The RSUs have both a service and a performance condition that must be satisfied before vesting will occur. The fair value of these RSUs is based on the fair value of the Companies common stock on the award date and the probability of achieving the performance condition. The weighted average grant date fair value of the RSUs was -0- and -0- during the years ended January 31, 2009 and 2008, respectively.

During fiscal year 2009 -0- RSUs expired. The outstanding RSUs at January 31, 2009 and 2008 were 75,120 and -0-, respectively.

10.

Employee benefit plan

The Company initiated a 401(k) savings plan for employees during fiscal year 2006. Employees with at least 12 months of service are eligible to participate. Under the terms of the retirement savings plan, the Company provides matching contributions equal to 100% of each participant’s contribution up to 3% of a participant’s eligible compensation and 50% of each participant’s contribution over 3% up to a maximum of 5%. The Company’s contributions to the plan totalled $107,000 and $100,000 for the years ended January 31, 2009 and 2008, respectively.

11.

Related party transactions

General and administrative expenses for 2009 and 2008 included $81,000 and $82,000, respectively, each year for office rent and related services which were incurred on a cost reimbursement basis from a corporation owned and controlled by an officer and director of the Company. At January 31, 2009 and 2008, $5,000 and $6,000, respectively, were owing to this related party.

12.

Income taxes

The components of income before income taxes are as follows (in thousands of U.S. dollars):

	2009	2008

U.S.	$3,784	$3,253
Canada	(130)	17
	$3,654	$3,270

The components of the provision for current income taxes consist of the following (in thousands of U.S. dollars):

	2009	2008

U.S.	$1,103	$877
State	52	49
Canada	20	26
	$1,175	$952

The components of the provision for deferred income taxes consist of the following (in thousands of U.S. dollars):

	2009	2008

U.S.	$339	$264
State	(99)	38
Canada	—	—
	$240	$302

The provision for income taxes differs from the amount computed by applying the statutory income tax rate to net income before taxes as follows (in thousands of U.S. dollars):

	2009	2008

Income tax at statutory rate (Canada)	$1,128	$1,108
Difference in foreign tax rate	118	3
Permanent differences	10	(1)
Stock option expense	151	127
Domestic production deduction	(64)	(54)
Change in valuation allowance	(333)	38
Net operating losses expired	—	57
Change in tax rate	32	115
Effect from remeasurement from Canadian currency	300	(258)
State and local , net	(18)	78
Other differences	91	41
	$1,415	$1,254

Deferred income taxes are provided for temporary differences. Deferred income tax assets and liabilities are comprised of the following (in thousands of U.S. dollars):

	2009	2008
Deferred income tax assets
Net operating loss carryforward	$—	$26
Intangibles	16	20
Non-deductible liabilities and other	172	158
State tax credits	168	49
Unrealized loss	35	338
Valuation allowance	(51)	(384)
	$340	$207
Deferred income tax liabilities
Property, plant and equipment	(1,532)	(1,159)
	$(1,532)	$(1,159)

The deferred state tax credits referenced above are job tax credits from Georgia which are available to offset Georgia taxable income in future years. These credits can be carried forward 10 years and begin expiring January 31, 2018.

The Company has recorded a valuation allowance against deferred tax assets which relates to uncertainties related to utilization of Canadian deferred tax assets. The valuation allowance decreased by $333,000 during the year ended January 31, 2009 and increased by $38,000 during the year ended January 31, 2008.

The Company has not provided for Canadian deferred income taxes on undistributed earnings of International Absorbent’s U.S. subsidiary because of its intention to indefinitely reinvest these earnings in the U.S. The determination of the amount of the unrecognized deferred U.S. income tax liability related to the undistributed earnings is not practicable.

In June 2006, the FASB issued interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes. On February 1, 2007 the Company adopted the provisions of FIN 48. The adoption and implementation of FIN 48 resulted in a $83,000 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the February 1, 2007 balance of retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2009	2008
Balance at beginning of year	$45	$83
Settlements	—	-46
Additions for tax positions of current period	70	2
Additions for tax positions of prior periods	34	6
	$149	$45

The Company is subject to taxation in the United States, Canada and various state jurisdictions. The material jurisdictions that are subject to examination by tax authorities are for tax years after fiscal year 2004. The Company classifies interest and penalties on tax uncertainties as components of the provision for income taxes.

13.

Commitments and contingencies

Operating leases

The Company has entered into various operating lease agreements for equipment that expire in 2010 to 2013. Rental expenses for the year ended January 31, 2009 and 2008 were $251,000 and $223,000, respectively. Minimum annual rental payments under non-cancellable operating leases are approximately $94,000, $67,000, $50,000 and $1,000 for the years ending January 31, 2010, 2011, 2012 and 2013, respectively.

Legal matters

The Company is subject to ordinary routine litigation incidental to the Company’s business. Currently, there are no material legal proceedings pending to which the Company is a party, or of which any of the Company’s properties is the subject.

14.

Segmented information

The Company is involved primarily in the development, manufacture, distribution and sale of absorbent products. Its assets are located and its operations are primarily conducted in the United States.

The Company defines its business segments primarily based upon the market in which its customers sell products, as well as how the Company internally manages its various business activities. The Company operates principally in two business segments: the animal care industry and the industrial cleanup industry. Management decisions on resource allocation and performance assessment are made currently based on these two identifiable segments.

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

Business segment data (in thousands of U.S. dollars)

	2009
	Animal Care	Industrial	Consolidated

Sales, net	$34,934	$818	$35,752
Operating cost and expenses	29,246	769	30,015
Operating income (loss) before depreciation and amortization	5,688	49	5,737

Depreciation and amortization			(1,830)
Interest expense			(315)
Interest Income			62

Net income before taxes			$3,654

	2008
	Animal Care	Industrial	Consolidated

Sales, net	$32,271	$824	$33,095
Operating cost and expenses	26,944	863	27,807
Operating income (loss) before depreciation and amortization	5,327	(39)	5,288

Depreciation and amortization			(1,719)
Interest expense			(385)
Interest Income			86

Net income before taxes			$3,270

Sales revenues by geographic areas are as follows:

	2009	2008

United States	$33,512	$31,280
Canada	1,093	948
Other countries	1,147	867
	$35,752	$33,095

Three customers from the Animal Care segment represent 10% or more of the Company’s sales.

	2009	2008

Customer A	$8,084	$7,843
Customer B	9,329	8,080
Customer C	3,631	3,102
	$21,044	$19,025

15.

Earnings per share

	2009
	Net Income (numerator)	Shares (denominator)	Per share amount

Basic earnings per share
Net income available to stockholders	$2,239,000	6,410,000	$0.35
Effect of dilutive securities
Stock options to purchase common stock	—	36,000
Diluted earnings per shares
Net income available to stockholders	$2,239,000	6,446,000	$0.35

	2008
	Net Income (numerator)	Shares (denominator)	Per share amount

Basic earnings per share
Net income available to stockholders	$2,016,000	6,410,000	$0.31
Effect of dilutive securities
Stock options to purchase common stock	—	67,000
Diluted earnings per shares
Net income available to stockholders	$2,016,000	6,477,000	$0.31

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

	2009	2008	2007
Stock options excluded from the computation of diluted net
income per share, other than those used in the determination
of common stock equivalents disclosed above	555,680	244,150	536,100

16.

Selected Quarterly Financial Data (in thousands of U.S. dollars, except per share amounts)

The following table sets forth selected quarterly financial data for each of the quarters in fiscal years 2009 and 2008:

	2009
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Sales, net	$8,390	$9,603	$9,298	$8,461
Cost of goods sold	5,471	6,352	6,496	5,951
Gross Profit	2,919	3,251	2,802	2,510

Selling, general and administrative expenses	1,960	1,990	1,820	1,805

Income from operations	959	1,261	982	705
Interest expense	(66)	(88)	(79)	(82)
Interest income	10	24	14	14
Income before provision for income taxes	903	1,197	917	637

Income tax provision	(405)	(361)	(355)	(294)
Net income	$498	$836	$562	$343

Basic earnings per share	$.08	$.13	$.09	$.05
Fully diluted earnings per share	$.08	$.13	$.09	$.05

Weighted average number of shares outstanding (in thousands)
Basic	6,410	6,410	6,410	6,410
Diluted	6,485	6,446	6,440	6,467

	2008
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Sales, net	$8,301	$9,028	$7,401	$8,365
Cost of goods sold	5,889	6,287	5,365	5,598
Gross Profit	2,412	2,741	2,036	2,767

Selling, general and administrative expenses	1,509	1,487	1,721	1,670

Income from operations	903	1,254	315	1,097
Interest expense	(94)	(103)	(101)	(87)
Interest income	21	18	23	24
Income before provision for income taxes	830	1,169	237	1,034

Income tax provision	(307)	(425)	(111)	(411)
Net income	$523	$744	$126	$623

Basic earnings per share	$.07	$.12	$.02	$.10
Fully diluted earnings per share	$.08	$.11	$.02	$.10

Weighted average number of shares outstanding (in thousands)
Basic	6,410	6,410	6,410	6,410
Diluted	6,486	6,504	6,511	6,428

ITEM 9A(T).

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We carried out, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our CEO and CFO concluded that the current disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and the disposition of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles; (iii) provide reasonable assurance that our receipts and expenditures are made only in accordance with authorizations of our management and board of directors; and (iv) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2009, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of January 31, 2009.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fourth quarter ended January 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

For information regarding our directors and executive officers see the sections titled “Proposal One - Election of Directors” and “Executive Officers of the Company” in our definitive Proxy Statement (“Proxy Statement”) for our Annual and Special Meeting of Shareholders to be held on June 10, 2009 (“Annual Meeting”), which information is incorporated herein by this reference.

For information regarding compliance with Section 16(a) of the Exchange Act see the section titled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement, which information is incorporated herein by this reference.

For information regarding the code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, see the section titled “Code of Business Conduct and Ethics” in our Proxy Statement, which information is incorporated herein by this reference.

For information regarding our audit committee and audit committee financial expert and any material changes to the procedures by which shareholders may recommend nominees to our board of directors, see the section titled “Board Matters and Committees” in our Proxy Statement, which information is incorporated herein by this reference.

ITEM 11.

EXECUTIVE COMPENSATION

For information regarding compensation of named executive officers and directors, see the section titled “Compensation of Named Executive Officers and Directors” in our Proxy Statement, which information is incorporated herein by this reference.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

For information regarding the security ownership of certain beneficial owners and management, see the section titled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement, which information is incorporated herein by this reference.

For information regarding equity compensation plan information, see the section titled “Equity Compensation Plan Information” in our Proxy Statement, which information is incorporated herein by this reference.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For information regarding certain relationships and related transactions, see the section titled “Transactions with Related Persons” in our Proxy Statement, which information is incorporated herein by this reference.

For information regarding the independence of our directors, see the section titled “Board Matters and Committees” in our Proxy Statement, which information is incorporated herein by this reference.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information regarding our principal accountant fees and services, see the section titled “Proposal Two - Ratification of Independent Auditors” in our Proxy Statement, which information is incorporated herein by this reference.

PART IV

ITEM 15.

EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES

(a)     The following documents are filed as part of this report:

1.     Financial Statements.

The following Financial Statements are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm	Page 27

Consolidated Balance Sheets at January 31, 2009 and 2008	Page 28

Consolidated Statements of Income for the Fiscal Years ended January 31, 2009 and 2008	Page 29

Consolidated Statements of Changes In Stockholders’ Equity for the Fiscal Years ended January 31, 2009 and 2008	Page 30

Consolidated Statements of Cash Flows for the Fiscal Years ending January 31, 2009 and 2008	Page 31

Notes to Consolidated Financial Statements, January 31, 2009 and 2008	Page 32

2.     Financial Statement Schedules.

Financial Statement Schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.

3.     Exhibits.

The exhibits listed in the accompanying Index to Exhibits on page 52 are filed or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL ABSORBENTS INC., a

British Columbia, Canada corporation

Signature	Title	Date

/s/ GORDON L. ELLIS	Chairman of the Board of Directors,	April 29, 2009
Gordon L. Ellis	President and Chief Executive Officer
(Principal Executive Officer)

/s/ DAVID H. THOMPSON	Chief Financial Officer	April 29, 2009
David H. Thompson	Secretary
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

Signature	Title	Date

/s/ GORDON L. ELLIS	Chairman of the Board of Directors,	April 29, 2009
Gordon L. Ellis	President and Chief Executive Officer
(Principal Executive Officer)

/s/ JOHN J. SUTHERLAND	Director	April 29, 2009
John J. Sutherland

/s/ DANIEL J. WHITTLE	Director	April 29, 2009
Daniel J. Whittle

/s/ LIONEL G. DODD	Director	April 29, 2009
Lionel G. Dodd

/s/ MICHAEL P. BENTLEY	Director	April 29, 2009
Michael P. Bentley

/s/ DAVID H. THOMPSON	Chief Financial Officer	April 29, 2009
David H. Thompson	Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Notice of Articles of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2006)
3.2	Articles of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2006)
4.1	Shareholder Rights Plan dated May 1, 2006 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 4, 2006)
10.1*

Employment Agreement dated as of October 1, 1998 between the Company and Gordon L. Ellis (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on form 10-KSB for the fiscal year ended January 31, 2003)

10.2*+

Amended and Restated Employment Agreement dated as of December 30, 2008 between Absorption Corp. and David H. Thompson (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 2, 2009)

10.3*+

Amended and Restated Employment Agreement dated as of December 30, 2008 between Absorption Corp. and Douglas Ellis (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on January 2, 2009)

10.4*+

Amended and Restated Employment Agreement dated as of December 30, 2008 between Absorption Corp. and Shawn Dooley (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on January 2, 2009)

10.5.1*	2003 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to Amendment No. 1 to Company’s Registration Statement on Form S-8 filed on September 21, 2004)
10.5.2*

Form of Stock Option Agreement under the 2003 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.9(a) to the Company’s Annual Report on Form 10-K/A for the fiscal year ended January 31, 2007)

10.5.3*

Form of Performance Award Agreement for Restricted Stock Units (Performance-based award for fiscal year ending January 31, _____) under the 2003 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 2, 2009)

10.5.4*

Form of Performance Award Agreement for Restricted Stock Units (Annual award for fiscal year(s) ending January 31, ____) under the 2003 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 2, 2009)

10.6*	Form of Indemnification Agreement for Directors and Executive Officers of the Company (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 30, 2008)
10.7

Tax Exempt Loan Agreement Among GE Capital Public Finance, Inc., as Lender, and Washington Economic Development Finance Authority, as Issuer, and Absorption Corp., as Borrower, dated as of March 1, 2003 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2003)

10.8

Taxable Rate Loan Agreement Between GE Capital Public Finance, Inc., as Lender, and Absorption Corp, as Borrower, dated as of March 1, 2003 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2003)

10.9

Wayne County Industrial Development Authority Tax-Exempt Industrial Development Revenue Bonds (Absorption Corp. Project), Series 2004 dated September 2, 2004 (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2004)

10.10

Letter of Credit and Reimbursement Agreement between Absorption Corp. and Branch Banking and Trust Company dated September 1, 2004 (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2004)

10.11

BB&T Security Agreement dated September 1, 2004 between Absorption Corp. and Branch Banking and Trust Company (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2004)

10.12

BB&T Guaranty Agreement between Branch Banking and Trust Company and International Absorbents Inc. dated September 1, 2004 (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2004)

10.13

Lease Agreement dated as September 1, 2004 by and between Wayne County Industrial Development Authority and Absorption Corp. (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2004)

10.14

Washington Economic Development Finance Authority Economic Development Revenue Bond dated September 14, 2006 (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2006)

Exhibit No.	Description
10.15

Loan Agreement among GE Capital Public Finance, Inc., as lender, Washington Economic Development Finance Authority, as issuer, and Absorption Corp., as borrower, dated as of September 1, 2006 (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2006)

10.16

Corporate Guaranty and Negative Pledge Agreement given by International Absorbents Inc. dated as of September 1, 2006 (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2006)

10.17

Rental contracts between the Company and ABE Industries (1980) Inc. dated March 15, 2003 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007)

21.1	Subsidiaries of the Registrant
23.1	Consent of Moss Adams LLP
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

———————

*

Indicates a management contract or compensatory plan or arrangement.

+

Replaces previously filed exhibit.