Form 10-Q
period 2009-04-30
INTERNATIONAL ABSORBENTS INC
filed 2009-06-12
CIK 813634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: April 30, 2009

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

Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐   No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at June 3, 2009
Common Shares, no par value per share	6,410,282 shares

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

INTERNATIONAL ABSORBENTS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars, in thousands)

	April 30,	January 31,
	2009	2009
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$4,621	$4,146
Accounts receivable, net	2,624	2,699
Inventories, net	4,260	4,286
Prepaid expenses	308	162
Deferred income tax asset	125	172
Total current assets	11,938	11,465

Property, plant and equipment, net	19,726	19,610
Other assets, net	199	206
Total assets	$31,863	$31,281

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued liabilities	$2,717	$2,686
Related party payable	7	5
Current portion of long-term debt	883	877
Income taxes payable	52	27
Total current liabilities	3,659	3,595

Deferred income tax liability	1,345	1,364
Long-term debt	5,689	5,787
Other long term liabilities	149	149
Total liabilities	10,842	10,895

Stockholders' equity:

Common stock, no par value;
Unlimited shares authorized, 6,410,282 issued and outstanding at April 30, 2009 and January 31, 2009.	8,487	8,487

Additional paid in capital	1,942	1,823

Retained earnings	10,592	10,076
Total stockholders' equity	21,021	20,386
Total liabilities and stockholders' equity	$31,863	$31,281

See accompanying notes

INTERNATIONAL ABSORBENTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars, in thousands, except for per share amounts)

	Three Months Ended
	April 30,	April 30,
	2009	2008
	(unaudited)	(unaudited)

Sales, net	$8,480	$8,461
Cost of goods sold	5,364	5,951
	3,116	2,510

Selling, general and administrative expenses	2,213	1,805

Income from operations	903	705
Interest expense	(61)	(82)
Interest income	5	14
Income before provision for income tax	847	637

Income tax provision	(331)	(294)
Net income	$516	$343

Basic earnings per share	$.08	$.05
Fully diluted earnings per share	$.08	$.05

Weighted average number of shares outstanding (in thousands)
Basic	6,410	6,410
Diluted	6,484	6,467

See accompanying notes

INTERNATIONAL ABSORBENTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars, in thousands)

	Three Months Ended
	April 30,	April 30,
	2009	2008
	(unaudited)	(unaudited)
Cash flows from operating activities

Net income	$516	$343
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	442	471
Stock-based compensation	119	107
Deferred tax	28	94
Changes in operating assets and liabilities
Accounts receivable	75	(156)
Inventory	26	(742)
Prepaid expenses	(146)	(57)
Accounts payable and accrued liabilities	235	118
Income tax receivable/payable	25	2
Due to related party	2	5
Net cash flows from operating activities	1,322	185

Cash flows from investing activities
Purchase of property, plant and equipment	(755)	(334)
Changes in restricted cash	—	—
Net cash flows from investing activities	(755)	(334)

Cash flows from financing activities
Repayment of long-term debt	(92)	(87)
Net cash flows from financing activities	(92)	(87)

Net change in cash	475	(236)

Cash and cash equivalents, beginning of period	4,146	2,809

Cash and cash equivalents, end of period	$4,621	$2,573

Supplemental Cash flow Information
Cash paid for interest	$53	$77

Cash paid for income taxes	$278	$203

Non-cash investing activities
Change in accounts payable and accrued liabilities for purchase of property, plant and equipment	$(204)	$(134)

.

See accompanying notes

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.

Significant Accounting Policies

Basis of consolidation and presentation

The consolidated financial statements include the accounts of International Absorbents Inc. (the “Company” or “International Absorbents”), a Canadian corporation, and its wholly owned subsidiary Absorption Corp (“Absorption”), a Nevada corporation doing business in the states of Washington and Georgia.

These unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. The accompanying interim condensed consolidated financial statements do not include all notes normally included in the Company’s audited annual consolidated financial statements and therefore should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto for the year ended January 31, 2009 included in the Company’s Form 10-K filed with the SEC on April 29, 2009. The accompanying condensed consolidated financial statements include all normal recurring adjustments which, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at April 30, 2009 and January 31, 2009, its results of operations for the three month periods ended April 30, 2009 and 2008 and the statements of cash flows for the three month periods ended April 30, 2009 and 2008. Interim results are not necessarily indicative of results for a full year or future periods.

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but did not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP 157-2, “Partial Deferral of the Effective Date of Statement 157” (“FSP No. 157-2”). FSP 157-2 delays the effective date of SFAS 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The company adopted SFAS 157 as it applies to financial assets and liabilities as of February 1, 2008 and as it applies to nonfinancial assets and nonfinancial liabilities as of February 1, 2009. The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations or financial condition.

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 was effective for fiscal years beginning after November 15, 2007, and the Company adopted SFAS No. 159 effective as of [February 1, 2008]. The adoption of SFAS No. 159 did not have a material impact on the Company’s results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) was effective for fiscal years beginning after December 15, 2008. The Company adopted SFAS No. 141(R) effective as of [February 1, 2009], and will apply the provisions of this Statement for any acquisition after the adoption date. The adoption of SFAS No. 141(R) did not have a material impact on the Company’s results of operations or financial condition.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). This Statement significantly increases the disclosure requirements for derivative instruments. The new requirements include the location and fair value amounts of all derivatives by category reported in the consolidated balance sheet; the location and amount of gains or losses of all derivatives and designated hedged items by category reported in the consolidated income statement or in other comprehensive income in the consolidated balance sheet; and measures of volume such as notional amounts. For derivatives designated as hedges, the gains or losses must be divided into the effective portions and the ineffective portions. The Statement also requires the disclosure of group concentrations of credit risk by counterparties, including the maximum amount of loss due to credit risk and policies concerning collateral and master netting arrangements. Most disclosures are required on an interim and annual basis. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company adopted this statement effective as of February 1, 2009. As SFAS No. 161 relates specifically to disclosures, the adoption of this standard had no impact on the Company’s results of operations or financial condition.

In April 2009, the FASB issued FASB Staff Position No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP No. 115-2” and “SFAS No. 124-2” respectively). FSP No. 115-2 and SFAS No. 124-2 change the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. FSP No. 115-2 and SFAS No. 124-2 are effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of these standards to have a material impact on its results of operations or financial condition.

In April 2009, the FASB issued FAS No. 107-1 and APB Opinion No. 28-1, Interim Disclosures About Fair Value of Financial Instruments (“FAS No. 107-1” and “APB No. 28-1” respectively). FAS No. 107-1 and APB No. 28-1 require fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FAS No. 107-1 and APB No. 28-1 are effective for interim and annual periods ending after June 15, 2009. As FAS No. 107-1 and APB No. 28-1 relate specifically to disclosures, the adoption of these standards will have no impact on the Company’s results of operations or financial condition.

2.

Stock-based compensation

Stock-based employee compensation

Effective February 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share Based Payment, using the modified prospective transition method. Total stock-based compensation expense recognized in the income statement for the three month periods ended April 30, 2009 and 2008 was $119,000 and $107,000, respectively, before income taxes, of which $4,000 and $2,000 was recognized in cost of goods sold and $115,000 and $105,000 was recognized in selling, general and administrative expenses, respectively. Related total deferred tax benefit was nil for each of the three month periods ended April 30, 2009 and 2008. Total unrecognized compensation costs related to stock options at April 30, 2009 and April 30, 2008 was $641,000 and $648,000, respectively, net of estimated forfeitures. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of approximately 45 months.

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

No options were awarded during either of the three-month periods ended April 30, 2009 and 2008.

Other stock-based compensation

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees and non-employee directors in accordance with SFAS No. 123(R) and the conclusions reached by the Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by

EITF 96-18. Stock-based compensation recognized under SFAS No. 123 and EITF 96-18 was $2,000 and nil during the three-month periods ended April 30, 2009 and 2008, respectively.

3.

Fair Value Measurements

The Company adopted SFAS No. 157 as of February 1, 2008 for recorded financial assets and financial liabilities, and as of February 1, 2009 for all nonfinancial assets and nonfinancial liabilities. This adoption of SFAS No. 157 did not have a material impact on the Company’s fair value measurements of financial assets, financial liabilities, nonfinancial assets and nonfinancial liabilities.

At April 30, 2009, the company had no financial assets or liabilities measured at fair value on a recurring basis.

4.

Share Capital

Common Shares (share and U.S. dollar amounts in thousands)

	Shares	Capital
Common shares outstanding, January 31, 2009	6,410	$8,487
Common shares outstanding, April 30, 2009	6,410	$8,487

Options

Stock options outstanding at April 30, 2009 and January 31, 2009 were 693,780 and 695,680, respectively. During the three months ended April 30, 2009, no options were exercised, 1,900 options were forfeited or expired, and no options were granted.

5.

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

Business Segment Data – Three Months Ended April 30, 2009

(U.S. dollars, in thousands)	Animal Care	Industrial	Consolidated

Revenues	$8,331	$149	$8,480
Operating cost and expenses	6,993	142	7,135
Operating income before depreciation and amortization	$1,338	$7	1,345
Depreciation and amortization			(442)
Interest expense			(61)
Interest Income			5

Net income before taxes			$847

Business Segment Data - Three Months Ended April 30, 2008

(U.S. dollars, in thousands)	Animal Care	Industrial	Consolidated

Revenues	$8,271	$190	$8,461
Operating cost and expenses	7,107	178	7,285
Operating income before depreciation and amortization	$1,164	$12	1,176
Depreciation and amortization			(471)
Interest expense			(82)
Interest Income			14

Net income before taxes			$637

6.

Inventories components

(U.S. dollars, in thousands)	April 30, 2009	January 31, 2009

Raw materials and supplies	$1,987	$2,006
Finished goods, net	2,273	2,280
	$4,260	$4,286

7.

Property, Plant and Equipment

(U.S. dollars, in thousands)	April 30, 2009	January 31, 2009

Property, plant and equipment
Land	$1,547	$1,547
Buildings	8,953	8,950
Leasehold improvements	—	—
Equipment	16,058	15,961
Construction in progress	1,640	1,189

	$28,198	$27,647
Less: Accumulated depreciation	(8,472)	(8,037)
	$19,726	$19,610

8.

Operating line of credit

On May 23, 2007, Absorption renewed a bank line of credit with Branch Banking & Trust Co. that provides for up to $2,000,000 of cash borrowings for general corporate purposes which is secured by accounts receivable and inventories of Absorption. Interest is payable on funds advanced at the one-month London Interbank Offered Rate (“LIBOR”) plus 2.5%. The line of credit matured on May 23, 2009, and the Company elected to not renew the line of credit. At April 30, 2009, the Company had no borrowings outstanding under this line of credit.

9.

Long-term debt

On September 14, 2006, the Company entered into a bond financing agreement in the amount of $1,600,000 with GE Capital Public Finance, Inc. (“GECPF”) to fund the purchase and installation of manufacturing equipment to be used in connection with the relocation of the Bellingham, Washington production facility to the new Ferndale, Washington manufacturing and warehouse facility. GECPF agreed to fund and guarantee the Economic Development Revenue Bond issued by the Washington State Economic Finance Authority at a fixed interest rate of 5.70%, amortized over 90 months with interest-only payments during the six months of construction. If the Company defaults under the terms of the loan agreement, including failure to pay any amount when due or violating any of the financial and other covenants, GECPF may accelerate all amounts then-owing under the bond. Costs incurred in issuing the bond was $32,000. The bond is secured by the equipment financed. At April 30, 2009 and January 31, 2009 the balance outstanding was $1,189,000 and $1,240,000, respectively.

In September of 2004, the Company completed a $4,900,000 tax-exempt bond financing. Of the total proceeds from the financing, $2,099,000 were used to pay off the then-outstanding loan held by Branch Banking & Trust Co., $98,000 was paid for costs of issuance and the remaining proceeds of $2,703,000 were placed in a trust account to be used to finish the construction of the Company’s production facility located in Jesup, Georgia. The bonds were issued by Wayne County Industrial Development Authority in the state of Georgia. The bonds have a variable rate equal to Branch Banking & Trust Co.’s Variable Rate Demand Bond “VRDB” rate ( 0.26 % as of June 4, 2009) plus a letter of credit fee of 0.95%, a remarketing fee of 0.125% and a $2,000 annual trustee fee. The term of these bonds is seven years for the equipment portion and 15 years for the real estate portion. At both April 30, 2009 and January 31, 2009, the debt outstanding was $3,300,000. The letter of credit expires September 2, 2011, at which time it will need to be renewed.

In March 2003, the Company completed a $2,910,000 bond financing, comprised of $2,355,000 as tax exempt and $555,000 as taxable. The bonds were issued through the Washington Economic Development Finance Authority in Washington State. The purchaser and holder of the bonds is GECPF. The tax exempt bonds have a fixed rate of 5.38% with a term of 190 months, maturing February 2019, and with interest-only payments for the first 52 months. The taxable bonds had a fixed rate of 5.53%, and matured (and were retired) effective as of August 2007. The indebtedness underlying the outstanding bonds is secured by a mortgage on the real property, and a security interest in the equipment assets, located in Whatcom County, Washington. At April 30, 2009, the balance outstanding was $2,083,000 on the tax-exempt and nil on the taxable bonds, respectively. At January 31, 2009, the balance outstanding was $2,124,000 on the tax-exempt and nil on the taxable bonds, respectively.

10.

Earnings per share

	For the three months ended
	April 30, 2009
	Net Income	Shares	Per share
	(numerator)	(denominator)	amount

Basic earnings per share
Net income available to stockholders	$516,000	6,410,282	$0.08
Effect of dilutive securities
Stock options to purchase common stock	—	73,854
Diluted earnings per shares
Net income available to stockholders	$516,000	6,484,136	$0.08

	For the three months ended
	April 30, 2008
	Net Income	Shares	Per share
	(numerator)	(denominator)	amount

Basic earnings per share
Net income available to stockholders	$343,000	6,410,325	$0.05
Effect of dilutive securities
Stock options to purchase common stock	—	56,585
Diluted earnings per shares
Net income available to stockholders	$343,000	6,466,910	$0.05

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

	Three Months Ended April 30,
	2009	2008
Stock options excluded from the computation of diluted net income per share, other than those used in the determination of common stock equivalents disclosed above	693,780	242,250

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is intended to further the reader’s understanding of the consolidated financial statements, financial condition, and results of operations of International Absorbents Inc. (“International Absorbents”) and our wholly-owned U.S. subsidiary, Absorption Corp. (“Absorption”). It should be read in conjunction with the condensed consolidated financial statements, notes and tables which are included elsewhere in this Quarterly Report on Form 10-Q. Unless otherwise indicated by the context, as used in this report, “we,” “us” and “our” refer to International Absorbents and Absorption.

Some statements and information contained in this “Management's Discussion and Analysis of Financial Condition and Results of Operations” are not historical facts but are forward-looking statements. For a discussion of these forward-looking statements and important factors that could cause results to differ materially from the forward-looking statements, see “Forward-Looking Statements” below and the factors discussed in Item 1A of Part II of this Quarterly Report on Form 10-Q and of Part I of our Annual Report on Form 10-K for the year ended January 31, 2009 entitled “Risk Factors.”

Overview

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

The financial results from the first quarter of fiscal year 2010 met the expectations of management both in terms of top line sales (see “Net Sales” below) and bottom line profits (see “Net Income” below). As described in the “Gross Profits” discussion below, during the first quarter of fiscal year 2010 we met expectations for improvements in gross profits, which we believe improved partially as a result of our ongoing plan to maximize the efficiencies of the manufacturing capital investments we have made during the past several years. Selling, general and administrative expenses grew as expected as we made investments in the development of new product lines and market channels.

During the first quarter of fiscal year 2010, we continued to focus our sales and marketing efforts on our market leading CareFRESH®, CareFRESH® Colors and CareFRESH® Ultra brands of small animal bedding products. CareFRESH® Colors is our colored bedding offering and CareFRESH® Ultra is our white small animal bedding. Both are premium line extensions to our core product, CareFRESH®. We also continue to sell our Healthy Pet™ cat litter line. Our Healthy Pet™ brand consists of a range of “natural” cat litters made from cellulose fiber, wood, grain and plant-based materials. These products are aimed at the “holistic” market and are designed to be healthier for pets and people than traditional clay litter because of potential health problems associated with crystalline silica in clay products. To date our sales growth has come from our small animal bedding products and not from our cat litter products.

Results of Operations

The following table illustrates our financial results for the first quarter of fiscal year 2010 as compared to the same quarter in the prior fiscal year (U.S. dollars, in thousands):

	April 30, 2009	Percent of Sales	April 30, 2008	Percent of Sales	Percentage Change
Sales	8,480	100%	8,461	100%	0%
Cost of goods sold	5,364	63%	5,951	70%	-10%
Gross profit	3,116	37%	2,510	30%	24%

Selling, general and administrative expenses	2,213	26%	1,805	21%	23%

Income from operations	903	11%	705	8%	28%

Interest Income	5	0%	14	0%	-64%
Interest Expense	(61)	-1%	(82)	-1%	-26%

Profit before taxes	847	10%	637	8%	33%

Income Taxes	(331)	-4%	(294)	-3%	13%

Net Income	516	6%	343	4%	50%

Net Sales

For the first quarter of fiscal year 2010, our net sales remained at the same level as net sales generated during the first quarter of fiscal year 2009. During the first quarter of fiscal year 2010, net sales for our animal care products grew from $8,271,000 to $8,331,000, as compared to the same period in fiscal year 2009. Net sales for our industrial cleanup products decreased from $190,000 during the first quarter of fiscal year 2009 to $149,000 for the first quarter of fiscal year 2010. We had flat sales levels with all of our bedding products, including CareFRESH®, CareFRESH® Ultra™, and CareFRESH® Colors. Our strategy with regard to our industrial cleanup products has remained the same, which is to effectively service existing customers while focusing growth on animal care products.

We are uncertain how current economic conditions will affect our sales during the balance of fiscal year 2010. We believe that while sales for our customers were flat to slightly up during the first quarter of the year, the majority of these customers took steps to reduce their inventory levels, which we feel translated into decreased demand for our products. The net result is that we believe that our overall annual net sales for fiscal year 2010 will be in the range of growing by approximately 5% to decreasing by approximately 5% over our fiscal year 2009 net sales levels. Specifically, during the remainder of fiscal year 2010, we expect sales of natural, non-colored CareFRESH® in pet specialty channels to remain flat to slightly down over sales levels from fiscal year 2009. As a result of promotional activity on the retail level, we expect to see modest sales growth in CareFRESH® Ultra™ and CareFRESH® Colors. We anticipate that natural CareFRESH® will continue to represent the majority of our sales through the 2010 fiscal year. We also see growth opportunities for our full line of bedding products and believe they will continue to gain market share and growing customer acceptance. In addition, during the second quarter of fiscal year 2010 we plan to introduce a line of small animal foods named CareFRESH® Completetm. This is the first step in broadening our CareFRESH® brand to product offerings outside of bedding.

As we add new items to our line of products, they will need to compete for limited shelf space at the pet specialty stores with our other existing products and those of our competitors, which could limit the number of products we are able to sell at a particular store. Also, although we believe that the high quality of our CareFRESH® line of products gives us a significant competitive advantage, many of our competitors have a larger breadth of products and more established relationships with the mass merchandiser and grocery stores, which makes competition in these channels more challenging for us. Further, the global economic downturn has resulted in lower than expected sales growth of our products, as a result of decreased consumer spending and reduced customer traffic at our major customers’ stores. With respect to our lines of cat litter products, subject to the considerations described above, we expect revenue to be flat during the current fiscal year.

Gross Profit

Both of our production facilities are now operating at efficiency levels that are at or near the pre-construction expectations of management. However, we continue to face challenges on our ability to manage costs, including pressures arising from increased prices charged by suppliers and the potential for utility and transportation cost increases. There is also a higher depreciation expense resulting from of our capital expansion program. Even in light of these additional costs, we were able to improve our gross margin (gross profit divided by sales) from 30% in during the first quarter of fiscal year 2009 to 37% for the first quarter of fiscal year 2010. This improvement was in part due to manufacturing costs being lower and sales prices being higher than during the same period of the prior year.

For the remainder of fiscal year 2010 we expect that our gross margin will remain in the range of 32% to 37%. The reasons for this expectation are as follows. First, even though fuel and energy cost are currently at relative lows, economic conditions may not allow us to increase prices if they were to rise. Second, we are not achieving the overall reduced costs of raw materials that we had initially expected due to: our product mix (with increased sales of our higher-cost products); slow and uncertain reactions from raw material suppliers in response to our request for additional supplies; and the shortage of key low-cost raw material sources for certain of our facilities. Third, additional depreciation charges resulting from our new production facilities will also have a negative effect on our gross margin. Fourth, any slowdown in sales could result in increased production costs on a per-unit basis due to a loss of efficiencies gained from higher production rates.

We plan to continue to make capital investments in infrastructure and technology at all of our facilities to help decrease the costs of production.

Selling, General and Administrative Expenses

During the first quarter of fiscal year 2010, our selling, general and administrative expenses increased by 23% as compared to the same period in fiscal year 2009. This increase was the result of investments we made in the creation and launch of our “new product development” division, expenses related to general sales and marketing programs, and increased costs resulting from our compliance with requirements of the SEC and the NYSE Amex LLC.  Moreover, we now have overhead expenses related to operating our Georgia facility, increased property taxes, and increased depreciation expense.

We anticipate that investments in sales and marketing programs and new product development costs, along with our stock-based compensation expenses and public company reporting expenses, will continue to increase selling, general and administrative expenses during balance of fiscal year 2010. During fiscal year 2010, we intend to continue our marketing and new product development initiatives. Our seasoned sales staff is respected in the animal care industry and has proven to be efficient and effective in selling to the wholesale distribution segment of the pet specialty channel. We completed our program of rounding out our sales staff during fiscal year 2009 and do not at this time anticipate adding any additional sales personnel during fiscal year 2010. We feel that the 2010 sales plan should enable us to achieve our strategic objectives without significantly increasing our selling expenses, provided that this projection may change depending on the reaction of our competitors. We expect marketing and product development expenses to be greater during the balance of the fiscal year than they were during the balance of fiscal year 2009, due to our investment in the development of new products and product lines. On the administrative side, costs resulting from compliance with SEC and NYSE Amex requirements are projected to continue to grow. As of the filing of this report on form 10-Q the Securities and Exchange Commission has not delayed the implementation of auditor attestation of internal controls for non-accelerated filers. As such we must assume that the attestation process will take place during the current fiscal year resulting in additional costs. We may also need to hire additional administrative personnel growth as sales levels increase.

Interest Expense

Interest expense in the first quarter of fiscal year 2010 totaled $61,000 as compared to $82,000 during the same period in fiscal year 2009. This decrease was due to a reduction in the variable interest rate we pay on the bonds that were used to finance the Jesup, Georgia facility and the reduction in principal amounts as we pay off our bonds according to their terms. We currently have no plans to enter into additional debt financing, and as such we project a decrease in interest expenses in fiscal year 2010 as the principal portion of our existing debt is paid down. This projection assumes that variable interest rates will remain low during fiscal year 2010.

Income Tax

Absorption incurred federal income taxes during the first quarter of fiscal year 2010 at an effective rate of 39%. This effective rate is lower than the effective rate incurred during the first quarter of fiscal year 2009, namely 46%. The lower rate is due to the ratio of net income before taxes to stock-based compensation recognized during the two quarters. Deferred income tax assets in International Absorbents have been fully reserved through the recording of a valuation allowance as Canadian deferred tax assets are not expected to be utilized in future periods.

Net Income

Our net income for the quarter ended April 30, 2009 increased by 50% as compared to the same period in the prior fiscal year. This increase in net income over the prior fiscal year was primarily caused by improved gross profits. We believe that if we continue to implement those key components of our business plan that focus on improving production efficiencies and controlling costs, we should remain profitable even if our sales were to slightly decrease during the remainder of fiscal year 2010.

Our focus during the remainder of fiscal year 2010 will be to maintain current sales levels through the ongoing global economic downturn, and minimize the growth of our selling general and administrative costs while targeting an improved gross profit margin. Our biggest challenges for the coming fiscal year will be maintaining existing sales levels as the buying habits of retail customers continue to change, continuing the improvement of our gross margin, and maintaining selling, general and administrative expenses at levels that create opportunities for future growth. We will continue to invest in future marketing programs to offset competitive pressures as necessary and anticipate additional administrative costs resulting from regulatory requirements. In addition, we anticipate that existing levels of depreciation resulting from our investment in plant and equipment will continue to negatively impact our fiscal year 2010 net income. If we are able to maintain our sales growth despite the ongoing global economic downturn, then we anticipate that we will be able to continue to increase net income for the remainder fiscal year 2010, though not at the rate at which fiscal year 2009 periods increased over fiscal year 2008 periods.

Earnings Before Interest, Taxes, Depreciation, and Amortization (EBITDA)

We believe that one of our key financial and operating performance metrics is Earnings before Interest, Taxes, Depreciation, and Amortization (EBITDA). Our EBITDA increased by 14% during the first quarter of fiscal year 2010 as compared to the same period in fiscal year 2009. The increase for fiscal year 2009 was substantially the result of an improved gross margin.

EBITDA is not a measure of financial performance under generally accepted accounting principles in the United States (GAAP). Accordingly, it should not be considered a substitute for net income, cash flow provided by operating activities, or other income or cash flow data prepared in accordance with GAAP. However, we believe that EBITDA may provide additional information with respect to our financial performance and our ability to meet our future debt service, capital expenditures and working capital requirements. This measure is widely used by investors and rating agencies in the valuation, comparison, rating, and investment recommendations of companies. Because EBITDA excludes some, but not all items that affect net income and may vary among companies, the EBITDA presented by us may not be comparable to similarly titled measures of other companies. The following schedule reconciles EBITDA to net income reported on our condensed consolidated statements of operations, which we believe is the most directly comparable GAAP measure:

	For the quarter ended
(U.S. dollars, in thousands)	April 30, 2009	April 30, 2008	Percentage Change

Net income	$516	$343
Interest expense	61	82
Interest income	(5)	(14)
Income tax provision	331	294
Depreciation & amortization	442	471
EBITDA	$1,345	$1,176	14%

During the balance of fiscal year 2010, management will continue to focus on EBITDA as a key performance indicator.

Liquidity and Capital Resources

During the first quarter of fiscal year 2010 we continued to focus on improving the production efficiencies at both of our production facilities. Our improved gross margin as compared to the first quarter of fiscal year 2009 was the result of both the success we had in improving production efficiencies and the reduction in energy, materials, and transportation costs. We believe that the improvement in our production facilities will help provide a solid return on the investments we have made in capital expansion over the past several years.

The table below illustrates our current financial condition and working capital and cash position (U.S. dollars, in thousands):

	As of April 30, 2009	As of January 31, 2009
Financial Condition
Total Assets	$31,863	$31,281
Total Liabilities	10,842	10,895
Total Equity	$21,021	$20,386

Debt/equity ratio	0.52	0.53
Assets/debt ratio	2.94	2.87

Working Capital
Current assets	$11,938	$11,465
Current liabilities	$3,659	$3,595

Current ratio	3.26	3.19

Cash Position
Cash & short term investments	$4,621	$4,146

Cash generated from operations	$1,322	$185

Financial Condition

During the first quarter of fiscal year 2010, the value of our total assets increased. This was primarily the result of an increase in current assets, which was primarily driven by an increase in cash. Total liabilities remained relatively flat as a result of the payment of principal of long term debt offset by a slight increase in current liabilities.

As discussed under Note 9 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we currently have three long-term debt facilities, including our September 2006 bond financing arrangement with GE Capital Public Finance, Inc (“GECPF”), our March 2003 bond financing with GECPF and our September 2004 tax-exempt bond financing with Branch Banking & Trust Co.

We believe that our main credit risk exposure in fiscal year 2010 will come from meeting the covenants included in our debt facilities and the marketability of tax exempt industrial revenue bonds. As of the end of the first quarter of fiscal year 2010 we were over minimum financial requirements and under maximum requirements included in these covenants. The covenant-related ratios that we believe pose the most significant risk in the future are those based on cash flow. Any significant decrease in our cash flow could result in the breach of one or more of these loan covenants. If we fail to satisfy the financial covenants or other requirements contained in our debt facilities, our debts could become immediately payable at a time when we are unable to pay them, which would adversely affect our liquidity and financial condition. In addition, if we are to make cash flow decisions to remain within our loan covenants, these decisions could affect our ability to effectively execute on our long term business strategy.

The marketability of tax exempt industrial revenue bonds is a potential industry-wide issue, and is not related to our liquidity or results from operations. The industrial revenue bonds for our Jesup, Georgia facility are remarketed and the industrial revenue bonds for our Ferndale, Washington facility are held by GECPF. If the industrial revenue bonds that are remarketed were not able to be sold due to a market failure, according to the terms of the bond agreement, we would likely have to pay off the outstanding balance, which is currently $3,300,000.

Debt retirement is an alternative that we consider on an ongoing basis. Relevant factors in our analysis include the availability and cost of equity and the rate of interest on our debt. Our long-term debt has been at very favorable rates such that we believe it was and continues to be advantageous to use our existing capital for other purposes. At this time, we do not intend to raise additional equity capital in the near term.

Working Capital

During the first quarter of fiscal year 2010, our working capital position continued to improve as current assets increased at a greater rate than current liabilities. The majority of the increase in current assets was the result of increased cash generated from operating activities. Current liabilities increased primarily due to increased accounts payable and the current portion of our long-term debt. These changes resulted in our current ratio (current assets divided by current liabilities) increasing from 3.19 at the end of fiscal year 2009 to 3.26 at the end of the first quarter of fiscal year 2010.

For the remainder of fiscal year 2010 we expect that if sales levels grow, our current assets will continue to increase as a result of positive cash flow and an increase in accounts receivable. We also expect that current liabilities will increase as a result of growing accounts payable related to the general growth of the Company. Even though we expect both current assets and current liabilities to grow, we believe that our net working capital position will improve over the current fiscal year.

Cash Position

We believe that our existing cash on hand, and working capital position currently provide us with enough cash to meet our existing needs for the foreseeable future. Cash and investments increased during the first quarter of fiscal year 2010, primarily as a result of cash generated from operations. We expect cash on hand to increase during the remainder of fiscal year 2010, mostly as a result of cash generated from operations. The Company had a line of credit which matured on May 23, 2009. We elected to not incur the charges which would have accompanied the renewal of the line as we believe that it is unnecessary to have the line of credit in place while we have a significant amount of cash in reserve. We will continue to closely monitor both current liabilities and current assets as they relate to the generation of cash, with an emphasis on maximizing potential sources of cash.

Cash Generated from Operations

During the first quarter of fiscal year 2010 we generated $1,322,000 in cash from operating activities. The cash generated during the first quarter of fiscal year 2010 was a significant increase over the $185,000 in cash generated during the same period in fiscal year 2009 due to decreased costs. If our sales continue to increase and we are able to continue to profitably produce our products, we should be able to continue to generate cash from operating activities during fiscal year 2010, although it cannot be assured that this will be the case.

Financing and Investing Activities

Cash used for financing activities during the first quarter of fiscal year 2010 was $92,000. This was the result of principal payments made on our long-term debt. Cash used in investing activities during the first quarter of fiscal year 2010 was approximately $755,000. This cash was used for the acquisition of fixed assets. A portion of these assets were production-related items that were replaced as part of our ongoing maintenance program.

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

During the quarter ended April 30, 2009 we did not make any material changes in or to our critical accounting policies.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. They can be identified by the use of forward-looking words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates” or other comparable words, or by discussions of strategy, plans or goals that involve risks and uncertainties that could cause actual results to differ materially from those currently anticipated. You are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those set forth in our Annual Report on Form 10-K for the year ended January 31, 2009 and as described from time to time in our reports filed with the SEC, including this Quarterly Report on Form 10-Q. Forward-looking statements include, but are not limited to, statements referring to our future growth strategies, prospects for the future, potential financial results, market and product line growth, abilities to enter new markets, ability to introduce new products, benefits from infrastructure improvements and our competitiveness and profitability as a result of new sales and marketing programs.

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

PART II - OTHER INFORMATION

ITEM 1A.

RISK FACTORS

Please see our Annual Report on Form 10-K for the year ended January 31, 2009 for a detailed description of some of the risks and uncertainties that we face. There have been no material changes in our risk factors from those described in that Annual Report.  If any of those risks were to occur, our business, operating results and financial condition could be seriously harmed.

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

INTERNATIONAL ABSORBENTS INC.
(Registrant)

Date: June 11, 2009	/s/ GORDON L. ELLIS
Gordon L. Ellis
President and Chief Executive Officer
(Principal Executive Officer)

Date: June 11, 2009	/s/ DAVID H. THOMPSON
David H. Thompson
Secretary and Chief Financial Officer
(Principal Financial Officer)