Form 10-Q
period 2009-07-31
INTERNATIONAL ABSORBENTS INC
filed 2009-09-11
CIK 813634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: July 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 31, 2009
Common Shares, no par value per share	6,410,282 shares

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

INTERNATIONAL ABSORBENTS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars, in thousands)

	As at July 31,	As at January 31,
	2009	2009
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$6,082	$4,146
Accounts receivable, net	2,344	2,699
Inventories, net	4,021	4,286
Prepaid expenses	190	162
Deferred income tax asset	130	172
Total current assets	12,767	11,465

Property, plant and equipment, net	19,821	19,610
Other assets, net	191	206
Total assets	$32,779	$31,281

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued liabilities	$2,348	$2,686
Related party payable	6	5
Current portion of long-term debt	888	877
Income taxes payable	401	27
Total current liabilities	3,643	3,595

Deferred income tax liability	1,452	1,364
Long-term debt	5,590	5,787
Other long term liabilities	149	149
Total liabilities	10,834	10,895

Stockholders' equity:

Common stock, no par value;
Unlimited shares authorized, 6,410,282 issued and outstanding at July 31, 2009 and January 31, 2009	8,487	8,487

Additional paid in capital	2,049	1,823

Retained earnings	11,409	10,076
Total stockholders' equity	21,945	20,386
Total liabilities and stockholders' equity	$32,779	$31,281

The accompanying notes are an integral part of these consolidated financial statements

INTERNATIONAL ABSORBENTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars, in thousands, except for per share amounts)

	Six Months Ended		Three Months Ended
	July 31, 2009	July 31, 2008	July 31, 2009	July 31, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Sales, net	$17,736	$17,759	$9,256	$9,298
Cost of goods sold	11,240	12,447	5,876	6,496
	6,496	5,312	3,380	2,802

Selling, general and administrative expenses	4,253	3,625	2,040	1,820

Income from operations	2,243	1,687	1,340	982
Interest expense	(118)	(161)	(57)	(79)
Interest income	8	28	3	14
Income before provision for income tax	2,133	1,554	1,286	917

Income tax provision	(800)	(649)	(469)	(355)
Net income	$1,333	$905	$817	$562

Basic earnings per share	$.21	$.14	$.13	$.09
Fully diluted earnings per share	$.21	$.14	$.13	$.09

Weighted average number of shares outstanding (in thousands)
Basic	6,410	6,410	6,410	6,410
Diluted	6,466	6,454	6,448	6,440

The accompanying notes are an integral part of these consolidated financial statements

INTERNATIONAL ABSORBENTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars, in thousands)

	Six Months Ended
	July 31,	July 31,
	2009	2008
	(unaudited)	(unaudited)
Cash flows from operating activities

Net income	$1,333	$905
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	878	931
Stock-based compensation	226	220
Deferred tax	130	125
Changes in operating assets and liabilities
Accounts receivable	355	(224)
Inventories	265	(247)
Prepaid expenses	(28)	11
Accounts payable and accrued liabilities	(92)	297
Income tax receivable/payable	374	186
Due to related party	1	—
Net cash flows from operating activities	3,442	2,204

Cash flows from investing activities
Purchase of property, plant and equipment	(1,320)	(428)
Net cash flows from investing activities	(1,320)	(428)

Cash flows from financing activities
Repayment of long-term debt	(186)	(176)
Net cash flows from financing activities	(186)	(176)

Net change in cash	1,936	1,600

Cash and cash equivalents, beginning of period	4,146	2,809

Cash and cash equivalents, end of period	$6,082	$4,409

Supplemental Cash flow Information
Cash paid for interest	$101	$147

Cash paid for income taxes	$290	$349

Non-cash investing activities
Change in property, plant and equipment and accounts payable for purchase of plant and equipment	$246	$113

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

These unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. The accompanying interim condensed consolidated financial statements do not include all notes normally included in our audited annual consolidated financial statements and therefore should be read in conjunction with our annual consolidated financial statements and notes thereto for the year ended January 31, 2009 included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2009. The accompanying interim condensed consolidated financial statements include all normal recurring adjustments which, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at July 31, 2009 and January 31, 2009, its results of operations for the six and three months ended July 31, 2009 and 2008 and the statements of cash flows for the six months ended July 31, 2009 and 2008. The results of operations for the six months ended July 31, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year or future periods.

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but did not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 was initially effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FSP 157-2, “Partial Deferral of the Effective Date of Statement 157” (“FSP No. 157-2”). FSP 157-2 delayed the effective date of SFAS 157 with respect to all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. The Company adopted SFAS 157 as it applies to financial assets and liabilities as of February 1, 2008 and as it applies to nonfinancial assets and nonfinancial liabilities as of February 1, 2009. The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations or financial condition.

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 was effective for fiscal years beginning after November 15, 2007, and the Company adopted SFAS No. 159 effective as of February 1, 2008. The adoption of SFAS No. 159 did not have a material impact on the Company’s results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) was effective for fiscal years beginning after December 15, 2008. The Company adopted SFAS No. 141(R) effective as of February 1, 2009, and will apply the provisions of this Statement for any acquisition after the adoption date. The adoption of SFAS No. 141(R) did not have a material impact on the Company’s results of operations or financial condition.

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

In April 2009, the FASB issued FASB Staff Position No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP No. 115-2” and “SFAS No. 124-2” respectively). FSP No. 115-2 and SFAS No. 124-2 change the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. FSP No. 115-2 and SFAS No. 124-2 are effective for interim and annual periods ending after June 15, 2009, and the Company adopted this statement effective as of May 1, 2009. The adoption of these standards did not have a material impact on the Company’s results of operations or financial condition.

In April 2009, the FASB issued FAS No. 107-1 and APB Opinion No. 28-1, Interim Disclosures About Fair Value of Financial Instruments (“FAS No. 107-1” and “APB No. 28-1” respectively). FAS No. 107-1 and APB No. 28-1 require fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FAS No. 107-1 and APB No. 28-1 are effective for interim and annual periods ending after June 15, 2009, and the Company adopted this statement effective as of May 1, 2009. As FAS No. 107-1 and APB No. 28-1 relate specifically to disclosures, the adoption of these standards did not have an impact on the Company’s results of operations or financial condition.

In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events (“FAS No. 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company adopted FAS No. 165 during the quarter ended July 31, 2009. The Company performed an evaluation of events through September 11, 2009, the date which the financial statements were issued, for the purpose of identifying events which required adjustment to, or disclosure in, the Company’s financial statements as of and for the period ended July 31, 2009.

2.

Fair Value Measurements

Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a three-level hierarchy, which encourages an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of the hierarchy are defined as follows:

Level 1 – inputs to the valuation techniques that are quoted prices in active markets for identical assets or liabilities

Level 2 – inputs to the valuation techniques that are other than quoted prices but are observable for the assets or liabilities, either directly or indirectly

Level 3 – inputs to the valuation techniques that are unobservable for the assets or liabilities

Effective February 2, 2008, the Company adopted SFAS No. 157 for financial assets and liabilities measured at fair value and other non-financial assets and liabilities measured at fair value on a recurring basis.

The Company had no financial instruments measured at fair value on a recurring basis for the six month period ended July 31, 2009 or the fiscal year ended January 31, 2009

Effective July 31, 2009, the Company adopted FASB Staff Position (FSP) FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. FSP FAS 107-1 and APB 28-1 requires that the fair value of all financial assets and liabilities for which it is practicable to estimate fair value and are within the scope of SFAS 107, “Disclosures about Fair Value of Financial Instruments”, be disclosed for interim and annual periods.

The Company’s financial instruments not measured at fair value on a recurring basis include cash and certain cash equivalents, accounts receivable, short-term borrowings, accounts payable, accrued liabilities and long-term debt and are reflected in the financial statements at cost. With the exception of the long-term debt, cost approximates fair value for these items due to their short-term nature. The fair value of our variable rate bond financing approximates the carry value. The fair value of our fixed rate bond financing was not practicable for the Company to estimate. The Company currently has not developed a valuation model necessary to make the estimate and the cost of obtaining an independent valuation appears excessive considering the materiality of the instruments to the entity.

3.

Stock-based compensation

Stock-based employee compensation

Effective February 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share Based Payment” using the modified prospective transition method. Total stock-based employee compensation expense recognized in the income statement for the six-month periods ended July 31, 2009 and July 31, 2008 was $222,000 and $220,000, respectively, before income taxes, of which $10,000 and $10,000, respectively, was recognized in cost of goods sold and $212,000 and $210,000, respectively, was recognized in selling, general and administrative expenses. Total stock-based employee compensation expense recognized in the income statement for the three-month periods ended July 31, 2009 and July 31, 2008 was $105,000 and $112,000, respectively, before income taxes, of which $5,000 and $8,000, respectively, was recognized in cost of goods sold and $100,000 and $104,000, respectively, was recognized in selling, general and administrative expenses. Related total deferred tax benefit was nil for the six and three months ended July 31, 2009 as well as for the same periods ended July 31, 2008. Total unrecognized compensation costs related to stock options at July 31, 2009 and July 31, 2008 was $534,000 and $547,000, respectively, net of estimated forfeitures. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of approximately 40 months.

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

No options were awarded during the six or three-month periods ended July 31, 2009 or for the same periods ended July 31, 2008.

Other stock-based compensation

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees and non-employee directors in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services” (“EITF 96-18”). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18. Stock-based compensation recognized under SFAS No. 123 and EITF 96-18 was $4,000 and $1,000 during the six-month periods ended July 31, 2009 and 2008, respectively, and $2,000 and $1,000 during the three-month periods ended July 31, 2009 and 2008, respectively.

Options

Stock options outstanding at July 31, 2009 and January 31, 2009 were 693,780 and 695,680, respectively. During the six months ended July 31, 2009, no options were exercised, 1,900 options were forfeited, and no options were granted.

4.

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

Business Segment Data – Six Months Ended July 31, 2009

(U.S. dollars, in thousands)	Animal Care	Industrial	Consolidated

Revenues	$17,403	$333	$17,736
Operating cost and expenses	14,318	297	14,615
Operating income (loss) before depreciation and amortization	$3,085	$36	3,121
Depreciation and amortization			(878)
Interest expense			(118)
Interest Income			8

Net income before taxes			$2,133

Business Segment Data - Six Months Ended July 31, 2008

(U.S. dollars, in thousands)	Animal Care	Industrial	Consolidated

Revenues	$17,346	$413	$17,759
Operating cost and expenses	14,741	400	15,141
Operating income (loss) before depreciation and amortization	$2,605	$13	2,618
Depreciation and amortization			(931)
Interest expense			(161)
Interest Income			28

Net income before taxes			$1,554

Business Segment Data – Three Months Ended July 31, 2009

(U.S. dollars, in thousands)	Animal Care	Industrial	Consolidated

Revenues	$9,072	$184	$9,256
Operating cost and expenses	7,325	155	7,480
Operating income (loss) before depreciation and amortization	$1,747	$29	1,776
Depreciation and amortization			(436)
Interest expense			(57)
Interest Income			3

Net income before taxes			$1,286

Business Segment Data – Three Months Ended July 31, 2008

(U.S. dollars, in thousands)	Animal Care	Industrial	Consolidated

Revenues	$9,075	$223	$9,298
Operating cost and expenses	7,667	222	7,889
Operating income (loss) before depreciation and amortization	$1,408	$1	1,409
Depreciation and amortization			(427)
Interest expense			(79)
Interest Income			14

Net income before taxes			$917

5.

Inventories components

(U.S. dollars, in thousands)	July 31, 2009	January 31, 2009

Raw materials and supplies	$1,923	$2,006
Finished goods, net	2,098	2,280
	$4,021	$4,286

6.

Property, Plant and Equipment

(U.S. dollars, in thousands)	July 31, 2009	January 31, 2009

Property, plant and equipment
Land	$1,547	$1,547
Buildings	9,015	8,950
Equipment	16,595	15,961
Construction in progress	1,564	1,189

	$28,721	$27,647
Less: Accumulated depreciation	(8,900)	(8,037)
	$19,821	$19,610

7.

Credit arrangements

On May 23, 2007, Absorption renewed a bank line of credit with Branch Banking & Trust Co. that provided for up to $2,000,000 of cash borrowings for general corporate purposes which was secured by accounts receivable and inventories of Absorption. Interest was payable on funds advanced at the one-month London Interbank Offered Rate (“LIBOR”) plus 2.5%. The bank line of credit matured on May 23, 2009, and the Company elected to not renew the line of credit.

8.

Long-term debt

On September 14, 2006, the Company entered into a bond financing agreement in the amount of $1,600,000 with GE Capital Public Finance, Inc. (“GECPF”) to fund the purchase and installation of manufacturing equipment to be used in connection with the relocation of the Bellingham, Washington production facility to the new Ferndale, Washington manufacturing and warehouse facility. GECPF agreed to fund and guarantee the Economic Development Revenue Bond issued by the Washington State Economic Finance Authority at a fixed interest rate of 5.70%, amortized over 90 months with interest-only payments during the six months of construction. If the Company defaults under the terms of the loan agreement, including failure to pay any amount when due or violating any of the financial and other covenants, GECPF may accelerate all amounts then-owing under the bond. Costs incurred in issuing the bond were $32,000. The bond is secured by the equipment financed. At July 31, 2009 and January 31, 2009, the balance outstanding was $1,136,000 and $1,240,000, respectively.

In September of 2004, the Company completed a $4,900,000 tax-exempt bond financing. Of the total proceeds from the financing, $2,099,000 were used to pay off the then-outstanding loan held by Branch Banking &Trust Co., $98,000 was paid for costs of issuance and the remaining proceeds of $2,703,000 were placed in a trust account to be used to finish the construction of the new production facility located in Jesup, Georgia. The bonds were issued by Wayne County Industrial Development Authority in the state of Georgia. The bonds have a variable rate equal to Branch Banking & Trust Co.’s Variable Rate Demand Bond “VRDB” rate .48% (as of September 3, 2009) plus a letter of credit fee of 0.95%, a remarketing fee of 0.125% and a $2,000 annual trustee fee. The term of these bonds is seven years for the equipment portion and 15 years for the real estate portion. The bonds are secured by a mortgage on the real property, and a security interest in the building and equipment assets, located in Jesup Georgia. At both July 31, 2009 and January 31, 2009, the debt outstanding was $3,300,000. The letter of credit expires September 2, 2011, at which time it will need to be renewed.

In March 2003, the Company completed a $2,910,000 bond financing, comprised of $2,355,000 as tax exempt and $555,000 as taxable. The bonds were issued through the Washington Economic Development Finance Authority in Washington State. The purchaser and holder of the bonds is GECPF. The tax exempt bonds have a fixed rate of 5.38% with a term of 190 months, maturing February 2019, and with interest-only payments for the first 52 months. The taxable bonds had a fixed rate of 5.53%, and matured (and were retired) effective as of August 2007. The indebtedness underlying the bonds is secured by a mortgage on the real property, and a security interest in the equipment assets, located in Whatcom County, Washington. The balance outstanding on the tax-exempt bonds at July 31, 2009 and January 31, 2009 was $2,042,000 and $2,124,000, respectively.

9.

Earnings per share

	For the six months ended
	July 31, 2009
(U.S. Dollars)	Net Income	Shares	Per share
	(numerator)	(denominator)	amount

Basic earnings per share
Net income available to stockholders	$1,333,000	6,410,282	$0.21
Effect of dilutive securities
Stock options to purchase common stock	—	55,406
Diluted earnings per shares
Net income available to stockholders	$1,333,000	6,465,688	$0.21

	For the six months ended
	July 31, 2008
	Net Income	Shares	Per share
(U.S. Dollars)	(numerator)	(denominator)	amount

Basic earnings per share
Net income available to stockholders	$905,000	6,410,328	$0.14
Effect of dilutive securities
Stock options to purchase common stock	—	43,785
Diluted earnings per shares
Net income available to stockholders	$905,000	6,454,113	$0.14

	For the three months ended
	July 31, 2009
(U.S. Dollars)	Net Income	Shares	Per share
	(numerator)	(denominator)	amount

Basic earnings per share
Net income available to stockholders	$817,000	6,410,282	$0.13
Effect of dilutive securities
Stock options to purchase common stock	—	37,560
Diluted earnings per shares
Net income available to stockholders	$817,000	6,447,842	$0.13

	For the three months ended
	July 31, 2008
(U.S. Dollars)	Net Income	Shares	Per share
	(numerator)	(denominator)	amount

Basic earnings per share
Net income available to stockholders	$562,000	6,410,328	$0.09
Effect of dilutive securities
Stock options to purchase common stock	—	29,677
Diluted earnings per shares
Net income available to stockholders	$562,000	6,440,005	$0.09

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

	For the six months ended,
	July 31,
	2009	2008
Stock options excluded from the computation of diluted net income per share, other than those used in the determination of common stock equivalents disclosed above	693,780	281,833

	For the three months ended
	July 31,
	2009	2008
Stock options excluded from the computation of diluted net income per share, other than those used in the determination of common stock equivalents disclosed above	693,780	281,833

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

Absorption is a leading manufacturer and seller of premium small animal bedding in North America. The primary product that we sell in this market is small animal bedding sold under the brand name CareFRESH®. We consider the activities that surround the manufacture and distribution of CareFRESH® to be our core business. Our business strategy is to promote and grow our core business and to create diversification in our market channels, our production methods, and our product lines in an effort to add strength and breadth to our business structure. As a result, we continue to dedicate significant resources to improving our infrastructure for the support of our core business, and creating more product and customer diversification. Utilizing this strategy, we have been able to maintain sales in our core business and improve the production process of our core CareFRESH® product while introducing new products and expanding existing products into new market channels.

The financial results from the second quarter of fiscal year 2010 met the expectations of management both in terms of top line sales (see “Net Sales” below) and bottom line profits (see “Net Income” below). As described in the “Gross Profits” discussion below, during the second quarter of fiscal year 2010 we met expectations for improvements in gross profits, which we believe improved partially as a result of our ongoing plan to maximize the efficiencies of the manufacturing capital investments we have made during the past several years. Selling, general and administrative expenses grew as expected as we made investments in the development of new product lines and market channels.

During the second quarter of fiscal year 2010, we continued to focus our sales and marketing efforts on our market leading CareFRESH®, CareFRESH® Colors and CareFRESH® Ultra brands of small animal bedding products. CareFRESH® Colors is our colored bedding offering and CareFRESH® Ultra is our white small animal bedding. Both are premium line extensions to our core product, CareFRESH®. We also continue to sell our Healthy Pet™ cat litter line. Our Healthy Pet™ brand consists of a range of “natural” cat litters made from cellulose fiber, wood, grain and plant-based materials. These products are aimed at the “holistic” market and are designed to be healthier for pets and people than traditional clay litter because of potential health problems associated with crystalline silica in clay products. In addition, during the second quarter of fiscal year 2010, we introduced a line of small animal foods named CareFRESH® Complete™. To date, our sales have primarily been of our small animal bedding products and not of our cat litter or animal foods products.

Results of Operations

The following table illustrates our financial results for the second quarter of fiscal year 2010 as compared to the same quarter in the prior fiscal year (U.S. dollars, in thousands):

	July 31, 2009	Percent of Sales	July 31, 2008	Percent of Sales	Percentage Change
Sales	9,256	100%	9,298	100%	0%
Cost of Goods Sold	5,876	63%	6,496	70%	-10%
Gross Profit	3,380	37%	2,802	30%	21%

Selling, General and Administrative	2,040	22%	1,820	20%	12%

Income from operations	1,304	14%	982	11%	36%

Interest Expense	(57)	-1%	(79)	-1%	-28%
Interest Income	3	0%	14	0%	-79%

Profit before taxes	1,286	14%	917	10%	40%

Income Taxes	(469)	-5%	(355)	-4%	32%

Net Income	817	9%	562	6%	45%

The following table illustrates our financial results for the first six months of fiscal year 2010 as compared to the same period in the prior fiscal year (U.S. dollars, in thousands):

	July 31, 2009	Percent of Sales	July 31, 2008	Percent of Sales	Percentage Change
Sales	17,736	100%	17,759	100%	0%
Cost of Goods Sold	11,240	63%	12,447	70%	-10%
Gross Profit	6,496	37%	5,312	30%	22%

Selling, General and Administrative	4,253	24%	3,625	20%	17%

Income from operations	2,243	13%	1,687	9%	33%

Interest Expense	(118)	-1%	(161)	-1%	-27%
Interest Income	8	0%	28	0%	-71%

Profit before taxes	2,133	12%	1,554	9%	37%

Income Taxes	(800)	-5%	(649)	-4%	23%

Net Income	1,333	8%	905	5%	47%

Net Sales

For the second quarter of fiscal year 2010, our net sales remained at the same level as net sales generated during the second quarter of fiscal year 2009. Specifically, during the second quarter of fiscal year 2010, net sales for our animal care products were $9,072,000 as compared to $9,075,000 for the same period in fiscal year 2009. Net sales for our industrial cleanup products decreased from $223,000 during the second quarter of fiscal year 2009 to $184,000 for the second quarter of fiscal year 2010. In the first six months of fiscal year 2010, our net sales remained at the same level as net sales generated during the same period of fiscal year 2009. During the first six months of fiscal year 2010, net sales for our animal care products were $17,403,000 as compared to $17,346,000, for the same period in fiscal year 2009. Net sales for our industrial cleanup products decreased from $413,000 for the first six months of fiscal year 2009 to $333,000 during the same period of fiscal year 2010. We had flat to slightly down sales levels with all of our bedding products, including CareFRESH®, CareFRESH® Ultra™, and CareFRESH® Colors. During the quarter we introduced our new small animal food line, CareFRESH® Complete™. Our strategy with regard to our industrial cleanup products has remained the same, which is to effectively service existing customers while focusing growth on animal care products.

We are uncertain how current economic conditions will continue to affect our sales during the balance of fiscal year 2010. We believe that while sales to our customers were flat during the first six months of the year, the majority of these customers experienced some decrease in their own sales. The net result is that we believe that our overall annual net sales for fiscal year 2010 as compared to our fiscal year 2009 will be in the range of remaining flat to decreasing by up to 4%. Specifically, during the remainder of fiscal year 2010, we expect sales of natural, non-colored CareFRESH® in pet specialty channels to remain flat to slightly down over sales levels from fiscal year 2009. As a result of promotional activity on the retail level, we expect to see minimal sales growth in CareFRESH® Ultra™ and CareFRESH® Colors. We anticipate that natural CareFRESH® will continue to represent the majority of our sales through the 2010 fiscal year. In addition, we are now selling a line of small animal foods named CareFRESH®Complete™, and expect to experience modest sales of these products during the remainder of fiscal year 2010. This is the first step in broadening our CareFRESH® brand to product offerings outside of bedding.

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

Gross Profit

Both of our production facilities are now operating at efficiency levels that are at or near the pre-construction expectations of management. However, we continue to face challenges in our ability to manage costs, including pressures arising from increased prices charged by suppliers and the potential for utility and transportation cost increases. Even in light of these additional costs, we were able to improve our gross margin (gross profit divided by sales) from 30% in during the second quarter of fiscal year 2009 to 37% for the second quarter of fiscal year 2010, and from 30% for the first six months of fiscal year 2009 to 37% for the first six months of fiscal year 2010. This improvement was mainly due to manufacturing materials costs being lower, energy prices being lower and sales prices being higher than during the same period of the prior year. The end of the second quarter of fiscal year 2010 marks the one-year anniversary of the implementation of the sales price increases and thus future period comparisons will reflect the existence of higher sales prices in both periods.

For the remainder of fiscal year 2010 we expect that our gross margin will remain in the range of 34% to 37%. The reasons for this expectation are as follows. First, even though fuel and energy cost are currently at relative lows, economic conditions may not allow us to increase prices if they were to rise. Second, we may not achieve additional reductions in the costs of raw materials due to: our product mix (with increased sales of our higher-cost products); slow and uncertain reactions from raw material suppliers in response to our request for additional supplies; and the shortage of key low-cost raw material sources for certain of our facilities. Third, any slowdown in sales could result in increased production costs on a per-unit basis due to a loss of efficiencies gained from higher production rates.

We plan to continue to make capital investments in infrastructure and technology at all of our facilities to help decrease the costs of production and maintain current production levels.

Selling, General and Administrative Expenses

During the second quarter of fiscal year 2010, our selling, general and administrative expenses increased by 12% as compared to the same period in fiscal year 2009. During the first six months of fiscal year 2010 our selling, general and administrative costs increased by 17% as compared to the same period in fiscal year 2009. This increase was the result of investments we made in the creation and launch of our “new product development” division, expenses related to general sales and marketing programs, and costs resulting from our compliance with requirements of the SEC and NYSE Amex LLC.  Moreover, we now have overhead expenses related to operating our Georgia facility and increased property taxes.

We anticipate that investments in sales and marketing programs and new product development costs, along with our stock-based compensation expenses and public company reporting expenses, will continue to increase selling, general and administrative expenses during balance of fiscal year 2010. During fiscal year 2010, we intend to continue our marketing and new product development initiatives. Our seasoned sales staff is respected in the animal care industry and has proven to be efficient and effective in selling to the wholesale distribution segment of the pet specialty channel. We completed our program of rounding out our sales staff during fiscal year 2009 and do not at this time anticipate adding any additional sales personnel during fiscal year 2010. We feel that the 2010 sales plan should enable us to achieve our strategic objectives without significantly increasing our selling expenses, provided that this projection may change depending on the reaction of our competitors. We expect marketing and product development expenses to be greater during the balance of the fiscal year than they were during the balance of fiscal year 2009, due to our investment in the development of new products and product lines. On the administrative side, costs resulting from compliance with SEC and NYSE Amex requirements are projected to continue to grow. Specifically, as of the filing of this report, the SEC had not delayed the implementation of auditor attestation of internal controls for non-accelerated filers. As such, we must assume that the attestation process will take place during the current fiscal year, which will result in significant additional costs for the remainder of fiscal year 2010.

Interest Expense

Interest expense in the second quarter of fiscal year 2010 totaled $57,000 as compared to $79,000 during the same period in fiscal year 2009, and was $118,000 for the first six months of fiscal year 2010 as compared to $161,000 during the same period in fiscal year 2009. This decrease was due to a reduction in the variable interest rate we pay on the bonds that were used to finance the Jesup, Georgia facility and the reduction in principal amounts as we pay off our bonds according to their terms. We currently have no plans to enter into additional debt financing, and as such we project a decrease in interest expenses for the remainder of fiscal year 2010 as the principal portion of our existing debt is paid down. This projection assumes that variable interest rates will remain low during fiscal year 2010.

Income Tax

Absorption incurred federal income taxes during the quarter and six months ended July 31, 2009 at an effective rate of 36% and 38%, respectively. These effective rates were lower than the effective rates incurred during the quarter and six months ended July 31, 2008 of 39% and 42%, respectively. The lower rates were due to the ratio of net income before taxes to stock-based compensation recognized during the periods. Deferred income tax assets in International Absorbents have been fully reserved through the recording of a valuation allowance as Canadian deferred tax assets are not expected to be utilized in future periods.

Net Income

Our net income for the quarter ended July 31, 2009 increased by 45% as compared to the same period in the prior fiscal year. For the six months ended July 31, 2009 our net income increased by 47% as compared to the same period in fiscal year 2009. This increase in net income over the prior fiscal year was primarily caused by improved gross profits. We believe that if we continue to implement those key components of our business plan that focus on improving production efficiencies and controlling costs, we should remain profitable even if our sales were to slightly decrease during the remainder of fiscal year 2010.

Our focus during the remainder of fiscal year 2010 will be to maintain current sales levels in light of current economic conditions, and minimize the growth of our selling general and administrative costs while targeting an improved gross profit margin. We believe our biggest challenges for the coming fiscal year will be maintaining existing sales levels as the buying habits of retail customers continue to change, continuing the improvement of our gross margin, and maintaining selling, general and administrative expenses at levels that create opportunities for future growth. We will continue to invest in future marketing programs to offset competitive pressures as necessary and anticipate additional administrative costs resulting from regulatory requirements. In addition, we anticipate that existing levels of depreciation resulting from our investment in plant and equipment will continue to negatively impact our fiscal year 2010 net income. If we are able to maintain our sales growth in light of current economic conditions, then we anticipate that we will be able to continue to increase net income for the remainder fiscal year 2010, though not at the rate at which fiscal year 2009 periods increased over fiscal year 2008 periods.

Earnings Before Interest, Taxes, Depreciation, and Amortization (EBITDA)

We believe that one of our key financial and operating performance metrics is Earnings before Interest, Taxes, Depreciation, and Amortization (EBITDA). Our EBITDA increased by 23% during the second quarter of fiscal year 2010 as compared to the same period in fiscal year 2009. In addition EBITDA increased by 19% during the first six months of fiscal year 2010 as compared to the same period in fiscal year 2009. The increase for fiscal year 2010 was substantially the result of an improved gross margin.

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

	For the quarter ended
(U.S. dollars, in thousands)	July 31, 2009	July 31, 2008	Percentage Change

Net income	$817	$562
Interest expense	57	79
Interest income	(3)	(14)
Income tax provision	469	355
Depreciation & amortization	436	460
EBITDA	$1,776	$1,442	23%

	For the six months ended
(U.S. dollars, in thousands)	July 31, 2009	July 31, 2008	Percentage Change

Net income	$1,333	$905
Interest expense	118	161
Interest income	(8)	(28)
Income tax provision	800	649
Depreciation & amortization	878	931
EBITDA	$3,121	$2,618	19%

During the balance of fiscal year 2010, management will continue to focus on EBITDA as a key performance indicator.

Liquidity and Capital Resources

During the first six months of fiscal year 2010 we continued to focus on improving the production efficiencies at both of our production facilities, and our improved gross margin as compared to the first six months of fiscal year 2009 was the result of both the success we had in improving production efficiencies and the reduction in energy, materials, and transportation costs. These improved efficiencies and reduced costs have helped to strengthen our liquidity and capital resources as compared to the first six months of fiscal year 2009.

The table below illustrates our current financial condition and working capital and cash position (U.S. dollars, in thousands):

	As of July 31, 2009	As of January 31, 2009
Financial Condition
Total Assets	$32,779	$31,281
Total Liabilities	10,834	10,895
Total Equity	$21,945	$20,386

Debt/equity ratio	0.49	0.53
Assets/debt ratio	3.03	2.87

Working Capital
Current assets	$12,767	$11,465
Current liabilities	$3,643	$3,595

Current ratio	3.50	3.19

Cash Position
Cash & short term investments	$6,082	$4,146

	As of July 31, 2009	As of July 31, 2008
Cash generated from operations	$3,442	$2,204

Financial Condition

During the first six months of fiscal year 2010, the value of our total assets increased. This was primarily the result of an increase in current assets, which was primarily driven by an increase in cash. Total liabilities remained relatively flat as a result of the payment of principal of long term debt offset by a slight increase in current liabilities.

As discussed under Note 8 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we currently have three long-term debt facilities, including our September 2006 bond financing arrangement with GE Capital Public Finance, Inc (“GECPF”), our March 2003 bond financing with GECPF and our September 2004 tax-exempt bond financing with Branch Banking & Trust Co.

We believe that our main credit risk exposure in fiscal year 2010 will come from meeting the covenants included in our debt facilities and the marketability of tax exempt industrial revenue bonds. As of the end of the second quarter of fiscal year 2010 we were over minimum financial requirements and under maximum limits included in these covenants. The covenant-related ratios that we believe pose the most significant risk in the future are those based on cash flow. Any significant decrease in our cash flow could result in the breach of one or more of these loan covenants. If we fail to satisfy the financial covenants or other requirements contained in our debt facilities, our debts could become immediately payable at a time when we are unable to pay them, which would adversely affect our liquidity and financial condition. In addition, if we are to make cash flow decisions to remain within our loan covenants, these decisions could affect our ability to effectively execute on our long term business strategy.

The marketability of tax exempt industrial revenue bonds is a potential industry-wide issue, and is not related to our liquidity or results from operations. The industrial revenue bonds for our Jesup, Georgia facility are remarketed and the industrial revenue bonds for our Ferndale, Washington facility are held by GECPF. If the industrial revenue bonds that are remarketed were not able to be sold due to a market failure, according to the terms of the bond agreement, we would likely have to pay off the outstanding balance, which was $3,300,000 as of July 31, 2009.

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

Working Capital

During the first six months of fiscal year 2010, our working capital position continued to improve as current assets increased at a greater rate than current liabilities. The majority of the increase in current assets was the result of increased cash generated from operating activities. Current liabilities increased primarily due to increased accounts payable and the current portion of our long-term debt. These changes resulted in our current ratio (current assets divided by current liabilities) increasing from 3.19 at the end of fiscal year 2009 to 3.50 at the end of the second quarter of fiscal year 2010.

We believe that our net working capital position will improve over the remainder of the current fiscal year.

Cash Position

We believe that our existing cash on hand, and working capital position currently provide us with enough cash to meet our existing needs for the foreseeable future. Cash and investments increased during the first six months of fiscal year 2010, primarily as a result of cash generated from operations. We expect cash on hand to increase during the remainder of fiscal year 2010, mostly as a result of cash generated from operations. The Company had a line of credit which matured on May 23, 2009. We elected to not incur the charges which would have accompanied the renewal of the line as we believe that it is unnecessary to have the line of credit in place while we have a significant amount of cash in reserve. We will continue to closely monitor both current liabilities and current assets as they relate to the generation of cash, with an emphasis on maximizing potential sources of cash.

Cash Generated from Operations

During the first six months of fiscal year 2010 we generated $3,442,000 in cash from operating activities. The cash generated during the first six months of fiscal year 2010 was an increase over the $2,204,000 in cash generated during the same period in fiscal year 2009 due to decreased costs. If we are able to maintain our sales and we are able to continue to profitably produce our products, we should be able to continue to generate cash from operating activities during fiscal year 2010, although it cannot be assured that this will be the case.

Financing and Investing Activities

Cash used for financing activities during the first six months of fiscal year 2010 was $186,000. This was the result of principal payments made on our long-term debt. Cash used in investing activities during the first six months of fiscal year 2010 was approximately $1,320,000. This cash was used for the acquisition of fixed assets. A portion of these assets were production-related items that were replaced as part of our ongoing maintenance program.

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

During the quarter ended July 31, 2009 we did not make any material changes in or to our critical accounting policies.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual general and special meeting of shareholders held on June 10, 2009, the following proposals were adopted by the margins indicated.

1.

Election of the following directors, who will serve for a two-year term or until their successors are elected and qualified, or their earlier death or resignation:

	Number of Shares
	For	Withheld

John J. Sutherland	4,603,050	435,443
Lionel G. Dodd	4,981,206	57,287
Daniel J. Whittle	4,981,712	56,781

The Company’s other directors include Gordon L. Ellis and Michael P. Bentley each of whose terms will expire in 2010 unless re-elected.

2.

The appointment of Moss Adams LLP as the independent auditors for International Absorbents Inc. for the fiscal year ending January 31, 2010 was ratified by the following vote: For —5,006,650 shares; Withheld — 31,844 shares.

3.

A proposal to ratify the continued existence of the Shareholder Rights Plan set forth in the Shareholder Rights Plan Agreement dated May 1, 2006 was approved by the following vote: For — 1,417,865; Against — 572,986; Broker Non Votes — 3,047,644.

ITEM 6.

EXHIBITS

Exhibit Number	Exhibit Description

3.1	Notice of Articles of the Company (Amended) (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended October 31, 2006).

3.2	Articles of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended October 31, 2006).

4.1	Shareholder Rights Plan dated June 11, 2009.

31.1	Certification of Gordon L. Ellis, President and Chief Executive Officer of International Absorbents Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of David H. Thompson, Chief Financial Officer of International Absorbents Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Gordon L. Ellis, President and Chief Executive Officer of International Absorbents Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of David H. Thompson, Chief Financial Officer of International Absorbents Inc., pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL ABSORBENTS INC.
(Registrant)

Date: September 11, 2009	/s/ GORDON L. ELLIS
Gordon L. Ellis
President and Chief Executive Officer
(Principal Executive Officer )

Date: September 11, 2009	/s/ DAVID H. THOMPSON
David H. Thompson
Secretary and Chief Financial Officer
(Principal Financial Officer)