Form 10-Q
period 2009-10-31
INTERNATIONAL ABSORBENTS INC
filed 2009-12-15
CIK 813634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 30, 2009
Common Shares, no par value per share	6,410,282 shares

PART I FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

INTERNATIONAL ABSORBENTS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars, in thousands)

	As at October 31, 2009	As at January 31, 2009
	unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$6,409	$4,146
Accounts receivable, net	2,029	2,699
Inventories, net	4,105	4,286
Prepaid expenses	192	162
Deferred income tax asset	132	172
Total current assets	12,867	11,465

Property, plant and equipment, net	19,580	19,610
Other assets, net	184	206
Total assets	$32,631	$31,281

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued liabilities	$2,616	$2,686
Related party payable	332	5
Current portion of long-term debt	893	877
Income taxes payable	104	27
Total current liabilities	3,945	3,595

Deferred income tax liability	1,479	1,364
Long-term debt	4,990	5,787
Other long term liabilities	149	149
Total liabilities	10,563	10,895

Stockholders' equity:

Common stock, no par value;

Unlimited shares authorized, 6,410,282 issued and outstanding at October 31, 2009 and January 31, 2009	8,487	8,487

Additional paid in capital	2,136	1,823

Retained earnings	11,445	10,076
Total stockholders' equity	22,068	20,386
Total liabilities and stockholders' equity	$32,631	$31,281

The accompanying notes are an integral part of these consolidated financial statements

INTERNATIONAL ABSORBENTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars, in thousands, except for per share amounts)

	Nine Months Ended		Three Months Ended
	October 31, 2009	October 31, 2008	October 31, 2009	October 31, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Sales, net	$26,094	$27,362	$8,358	$9,603
Cost of goods sold	16,814	18,799	5,574	6,352
	9,280	8,563	2,784	3,251

Selling, general and administrative expenses	6,621	5,615	2,368	1,990

Income from operations	2,659	2,948	416	1,261
Interest expense	(173)	(249)	(55)	(88)
Interest income	10	52	2	24
Income before provision for income tax	2,496	2,751	363	1,197

Income tax provision	(1,127)	(1,010)	(327)	(361)
Net income	$1,369	$1,741	$36	$836

Basic earnings per share	$.21	$.27	$.01	$.13
Fully diluted earnings per share	$.21	$.27	$.01	$.13

Weighted average number of shares outstanding
(in thousands)
Basic	6,410	6,410	6,410	6,410
Diluted	6,460	6,444	6,454	6,446

The accompanying notes are an integral part of these consolidated financial statements

INTERNATIONAL ABSORBENTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars, in thousands)

	Nine Months Ended
	October, 31, 2009	October, 31, 2008
	(unaudited	(unaudited
Cash flows from operating activities
Net income	$1,369	$1,741
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	1,318	1,387
Stock-based compensation	313	330
Deferred tax	155	94
Changes in operating assets and liabilities
Accounts receivable	670	(490)
Inventories	181	(804)
Prepaid expenses	(30)	(9)
Accounts payable and accrued liabilities	231	660
Income tax receivable/payable	77	560
Due to related party	327	––
Net cash flows from operating activities	4,611	3,469

Cash flows from investing activities
Purchase of property, plant and equipment	(1,567)	(806)
Net cash flows from investing activities	(1,567)	(806
Cash flows from financing activities
Repayment of long- term debt	(781)	(766
Net cash flows from financing activities	(781)	(766

Net change in cash	2,263	1,897

Cash and cash equivalents, beginning of period	4,146	2,809
Cash and cash equivalents, end of period	$6,409	$4,706

Supplemental Cash flow Information
Cash paid for interest	$179	$254
Cash paid for income taxes	$890	$349

Non-cash investing activities
Change in property, plant and equipment and accounts payable for purchase of plant and equipment	$301	$113

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

These unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. The accompanying interim condensed consolidated financial statements do not include all notes normally included in our audited annual consolidated financial statements and therefore should be read in conjunction with our annual consolidated financial statements and notes thereto for the year ended January 31, 2009 included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2009. The accompanying interim condensed consolidated financial statements include all normal recurring adjustments which, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at October 31, 2009 and January 31, 2009, its results of operations for the nine and three months ended October 31, 2009 and 2008 and the statements of cash flows for the nine months ended October 31, 2009 and 2008. The results of operations for the nine months ended October 31, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year or future periods.

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

New Accounting Standards

On September 15, 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”), which became the single source of authoritative generally accepted accounting principles in the United States of America (“GAAP”). The ASC changed the referencing of financial standards but did not change or alter existing U.S. GAAP. The ASC became effective for the Company in the third quarter of fiscal year 2010.

In September 2006, the FASB issued accounting guidance which defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but did not change existing guidance as to whether or not an instrument is carried at fair value. This guidance was initially effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB delayed the effective date of this guidance with respect to all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. The Company adopted this guidance as it applies to financial assets and liabilities as of February 1, 2008 and as it applies to nonfinancial assets and nonfinancial liabilities as of February 1, 2009. The adoption of this guidance did not have a material impact on the Company’s results of operations or financial condition.

In February 2007, the FASB issued accounting guidance which permits entities to choose to measure many financial instruments and certain other items at fair value. This guidance was effective for fiscal years beginning after November 15, 2007, and the Company adopted this guidance effective as of February 1, 2008. The adoption of this guidance did not have a material impact on the Company’s results of operations or financial condition.

In December 2007, the FASB issued accounting guidance which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. This guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This guidance was effective for fiscal years beginning after December 15, 2008. The Company adopted this guidance effective as of February 1, 2009, and will apply the provisions of this guidance for any acquisition after the adoption date. The adoption of this guidance did not have a material impact on the Company’s results of operations or financial condition.

In March 2008, the FASB issued accounting guidance that significantly increases the disclosure requirements for derivative instruments. The new requirements include the location and fair value amounts of all derivatives by category reported in the consolidated balance sheet; the location and amount of gains or losses of all derivatives and designated hedged items by category reported in the consolidated income statement or in other comprehensive income in the consolidated balance sheet; and measures of volume such as notional amounts. For derivatives designated as hedges, the gains or losses must be divided into the effective portions and the ineffective portions. This guidance also requires the disclosure of group concentrations of credit risk by counterparties, including the maximum amount of loss due to credit risk and policies concerning collateral and master netting arrangements. Most disclosures are required on an interim and annual basis. This guidance was effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company adopted this guidance effective as of February 1, 2009. As this guidance relates specifically to disclosures, the adoption of this guidance had no impact on the Company’s results of operations or financial condition.

In April 2009, the FASB issued accounting guidance which changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. This guidance was effective for interim and annual periods ending after June 15, 2009, and the Company adopted this guidance effective as of May 1, 2009. The adoption of this guidance did not have a material impact on the Company’s results of operations or financial condition.

In April 2009, the FASB issued accounting guidance which requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. This guidance was effective for interim and annual periods ending after June 15, 2009, and the Company adopted this statement effective as of May 1, 2009. As this guidance relates specifically to disclosures, the adoption of this guidance did not have an impact on the Company’s results of operations or financial condition.

In May 2009, the FASB issued accounting guidance which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company adopted this guidance during the second quarter of fiscal year 2010. The Company performed an evaluation of events through December 15, 2009, the date which the financial statements for the third quarter of fiscal year 2010 were issued, for the purpose of identifying events which required adjustment to, or disclosure in, the Company’s financial statements as of and for the period ended October 31, 2009.

2.

Fair Value Measurements

ASC 820 (formerly Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”) provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level hierarchy, which encourages an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of the hierarchy are defined as follows:

Level 1 – inputs to the valuation techniques that are quoted prices in active markets for identical assets or liabilities

Level 2 – inputs to the valuation techniques that are other than quoted prices but are observable for the assets or liabilities, either directly or indirectly

Level 3 – inputs to the valuation techniques that are unobservable for the assets or liabilities

Effective February 2, 2008, the Company adopted ASC 820 for financial assets and liabilities measured at fair value and other non-financial assets and liabilities measured at fair value on a recurring basis.

The Company had no financial instruments measured at fair value on a recurring basis for the nine month period ended October 31, 2009 or the fiscal year ended January 31, 2009.

Effective July 31, 2009, the Company adopted ASC Topic 825 (ASC 825-10-65) (formerly FASB Staff Position (FSP) FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”). ASC 825 requires that the fair value of all financial assets and liabilities for which it is practicable to estimate fair value and are within the scope of SFAS 107, “Disclosures about Fair Value of Financial Instruments”, be disclosed for interim and annual periods.

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

3.

Stock-based compensation

Stock-based employee compensation

Accounting guidance for stock-based compensation requires that the cost resulting from all stock-based payments be recognized in the financial statements based on the grant date fair value of the award. Total stock-based employee compensation expense recognized in the income statement for the nine-month periods ended October 31, 2009 and October 31, 2008 was $308,000 and $330,000, respectively, before income taxes, of which $13,000 and $13,000, respectively, was recognized in cost of goods sold and $295,000 and $317,000, respectively, was recognized in selling, general and administrative expenses. Total stock-based employee compensation expense recognized in the income statement for the three-month periods ended October 31, 2009 and October 31, 2008 was $86,000 and $110,000, respectively, before income taxes, of which $3,000 and $3,000, respectively, was recognized in cost of goods sold and $83,000 and $107,000, respectively, was recognized in selling, general and administrative expenses. Related total deferred tax benefit was nil for the nine and three months ended October 31, 2009 as well as for the same periods ended October 31, 2008. Total unrecognized compensation costs related to stock options at October 31, 2009 and October 31, 2008 was $446,000 and $804,000, respectively, net of estimated forfeitures. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of approximately 37 months.

The Company has elected to use the Black-Scholes-Merton (“Black-Scholes”) option valuation model to calculate the fair value of stock-based awards. The Black Scholes model incorporates various assumptions including volatility, expected life, and interest rates. No options were awarded during the nine or three-month periods ended October 31, 2009. The assumptions used for the nine month period ended October 31, 2008 and the resulting estimate of the weighted-average fair value per share of options granted during that period are as follows:

Nine Months Ended October 31, 2008
a) risk free interest rate	1.96%
b) expected volatility	110.4%
c) expected dividend yield	0.00%
d) estimated average life (in years)	4.47
e) Weighted-average fair value per share	$2.59

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

Other stock-based compensation

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees and non-employee directors at fair value. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services. Stock-based compensation recognized by the Company was $5,000 and $2,000 during the nine-month periods ended October 31, 2009 and 2008, respectively, and $1,000 and $1,000 during the three-month periods ended October 31, 2009 and 2008, respectively.

Options

Stock options outstanding at October 31, 2009 and January 31, 2009 were 691,780 and 695,680, respectively. During the nine months ended October 31, 2009, no options were exercised, 3,900 options were forfeited, and no options were granted.

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

Business Segment Data – Nine Months Ended October 31, 2009

(U.S. dollars, in thousands)	Animal Care	Industrial	Consolidated
Revenues	$25,581	$513	$26,094
Operating cost and expenses	21,631	486	22,117
Operating income (loss) before depreciation and amortization	$3,950	$27	3,977

Depreciation and amortization			(1,318)
Interest expense			(173)
Interest Income			10

Net income before taxes			$2,496

Business Segment Data - Nine Months Ended October 31, 2008

(U.S. dollars, in thousands)	Animal Care	Industrial	Consolidated
Revenues	$26,673	$689	$27,362
Operating cost and expenses	22,366	661	23,027
Operating income (loss) before depreciation and amortization	$4,307	$28	4,335

Depreciation and amortization			(1,387)
Interest expense			(249)
Interest Income			52

Net income before taxes			$2,751

Business Segment Data – Three Months Ended October 31, 2009

(U.S. dollars, in thousands)	Animal Care	Industrial	Consolidated
Revenues	$8,178	$180	$8,358
Operating cost and expenses	7,320	182	7,502
Operating income (loss) before depreciation and amortization	$858	$(2)	856

Depreciation and amortization			(440)
Interest expense			(55)
Interest Income			2

Net income before taxes			$363

Business Segment Data – Three Months Ended October 31, 2008

(U.S. dollars, in thousands)	Animal Care	Industrial	Consolidated
Revenues	$9,327	$276	$9,603
Operating cost and expenses	7,625	261	7,886
Operating income (loss) before depreciation and amortization	$1,702	$15	1,717

Depreciation and amortization			(456)
Interest expense			(88)
Interest Income			24

Net income before taxes			$1,197

5.

Inventories components

(U.S. dollars, in thousands)	October 31, 2009	January 31, 2009
Raw materials and supplies	$1,867	$2,006
Finished goods	2,238	2,280
	$4,105	$4,286

6.

Property, Plant and Equipment

(U.S. dollars, in thousands)	October 31, 2009	January 31, 2009
Property, plant and equipment
Land	$1,547	$1,547
Buildings	10,158	8,950
Equipment	16,932	15,961
Construction in progress	276	1,189

	$28,913	27,647
Less: Accumulated depreciation	(9,333)	(8,037)
	$19,580	$19,610

7.

Related party transactions

In connection with the Arrangement (as defined in Note 12 below), in response to an unsolicited offer to purchase the Company, the Company engaged in an auction process to solicit potential bids related to the sale of the Company and incurred significant costs in connection therewith.  Specifically, included in the Company’s related party payables for the third quarter of fiscal year 2010 is $326,000 owed to Arctic Acquisitions, Inc. (“Arctic”), an entity partially owned by certain of the Company’s executive officers and one of its directors, as reimbursement of certain fees and expenses incurred by Arctic during the Company’s auction process. The independent members of the Company’s board of directors and the Company’s audit committee approved the reimbursement of these expenses.

8.

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

9.

Long-term debt

On September 14, 2006, the Company entered into a bond financing agreement in the amount of $1,600,000 with GE Capital Public Finance, Inc. (“GECPF”) to fund the purchase and installation of manufacturing equipment to be used in connection with the relocation of the Bellingham, Washington production facility to the new Ferndale, Washington manufacturing and warehouse facility. GECPF agreed to fund and guarantee the Economic Development Revenue Bond issued by the Washington State Economic Finance Authority at a fixed interest rate of 5.70%, amortized over 90 months with interest-only payments during the six months of construction. If the Company defaults under the terms of the loan agreement, including failure to pay any amount when due or violating any of the financial and other covenants, GECPF may accelerate all amounts then-owing under the bond. Costs incurred in issuing the bond were $32,000. The bond is secured by the equipment financed. At October 31, 2009 and January 31, 2009, the balance outstanding was $1,082,000 and $1,240,000, respectively.

In September of 2004, the Company completed a $4,900,000 tax-exempt bond financing. Of the total proceeds from the financing, $2,099,000 were used to pay off the then-outstanding loan held by Branch Banking &Trust Co., $98,000 was paid for costs of issuance and the remaining proceeds of $2,703,000 were placed in a trust account to be used to finish the construction of the new production facility located in Jesup, Georgia. The bonds were issued by Wayne County Industrial Development Authority in the state of Georgia. The bonds have a variable rate equal to Branch Banking & Trust Co.’s Variable Rate Demand Bond “VRDB” rate .48% as of November 12, 2009) plus a letter of credit fee of 0.95%, a remarketing fee of 0.125% and a $2,000 annual trustee fee. The term of these bonds is seven years for the equipment portion and 15 years for the real estate portion. The bonds are secured by a mortgage on the real property, and a security interest in the building and equipment assets, located in Jesup Georgia. At October 31, 2009 and January 31, 2009, the debt outstanding was $2,800,000 and $3,300,000, respectively. The letter of credit expires September 2, 2011, at which time it will need to be renewed.

In March 2003, the Company completed a $2,910,000 bond financing, comprised of $2,355,000 as tax exempt and $555,000 as taxable. The bonds were issued through the Washington Economic Development Finance Authority in Washington State. The purchaser and holder of the bonds is GECPF. The tax exempt bonds have a fixed rate of 5.38% with a term of 190 months, maturing February 2019, and with interest-only payments for the first 52 months. The taxable bonds had a fixed rate of 5.53%, and matured (and were retired) effective as of August 2007. The indebtedness underlying the bonds is secured by a mortgage on the real property, and a security interest in the equipment assets, located in Whatcom County, Washington. The balance outstanding on the tax-exempt bonds at October 31, 2009 and January 31, 2009 was $2,001,000 and $2,124,000, respectively.

10.

Income taxes

The Company incurred federal income taxes during the three and nine months ended October 31, 2009 at an effective rate of 90% and 45%, respectively. These effective rates were higher than the effective rates incurred during the three and nine months ended October 31, 2008 of 30% and 37%, respectively. The higher rates were due to the additional Arrangement-related expenses being directly attributable to the parent company located in Canada, while the majority of the Company’s income is generated in the United States. As a result, the Arrangement-related expenses cannot be applied against United States income and there is not enough income generated in Canada to fully offset such expenses, and any deferred tax asset produced by these costs is offset by a valuation allowance.

11.

Earnings per share

(U.S. dollars)	For the nine months ended October 31, 2009
	Net Income (numerator)	Shares (denominator)	Per share amount
Basic earnings per share
Net income available to stockholders	$1,369,000	6,410,282	$0.21
Effect of dilutive securities
Stock options to purchase common stock	––	49,392
Diluted earnings per shares
Net income available to stockholders	$1,369,000	6,459,674	$0.21

(U.S. dollars)	For the nine months ended October 31, 2008
	Net Income (numerator)	Shares (denominator)	Per share amount
Basic earnings per share
Net income available to stockholders	$1,741,000	6,410,296	$0.27
Effect of dilutive securities
Stock options to purchase common stock	––	33,327
Diluted earnings per shares
Net income available to stockholders	$1,741,000	6,443,623	$0.27

(U.S. dollars)	For the three months ended October 31, 2009
	Net Income (numerator)	Shares (denominator)	Per share amount
Basic earnings per share
Net income available to stockholders	$36,000	6,410,282	$0.01
Effect of dilutive securities
Stock options to purchase common stock	—	44,029
Diluted earnings per shares
Net income available to stockholders	$36,000	6,454,311	$0.01

	For the three months ended October 31, 2008
	Net Income (numerator)	Shares (denominator)	Per share amount
Basic earnings per share
Net income available to stockholders	$836,000	6,410,282	$0.13
Effect of dilutive securities
Stock options to purchase common stock	—	35,927
Diluted earnings per shares
Net income available to stockholders	$836,000	6,446,209	$0.13

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

	For the nine months ended October 31,
	2009	2008
Stock options excluded from the computation of diluted net income per share, other than those used in the determination of common stock equivalents disclosed above	691,780	241,000

	For the three months ended October 31,
	2009	2008
Stock options excluded from the computation of diluted net income per share, other than those used in the determination of common stock equivalents disclosed above	553,780	735,680

12.

Subsequent events

As more fully described in the Company’s Current Report on Form 8-K filed on December 15, 2009 (the “December 15 Form 8-K”) on December 14, 2009, the Company entered into an Arrangement Agreement (the “Arrangement Agreement”) with IAX Acquisition Corporation, a Delaware corporation (“Parent”), and IAX Canada Acquisition Company Inc., a corporation incorporated under the laws of the Province of British Columbia (“Canada Sub”) and a wholly-owned subsidiary of Parent. The Arrangement Agreement provides that, upon the terms and subject to the conditions set forth in the Arrangement Agreement, Parent, through its wholly-owned subsidiary, will acquire all of the outstanding common shares of the Company for $4.75 per Company common share in cash, with the Company continuing as the surviving corporation (the “Arrangement”). As a result of the Arrangement, the Company will become a wholly-owned subsidiary of Parent. Please see the December 15 Form 8-K for more information regarding the Arrangement. The consummation of the Arrangement is subject to various closing conditions, including obtaining the approval of the Arrangement by both the Company’s shareholders and the Supreme Court of British Columbia.  The Arrangement Agreement contains certain termination rights for the Company, Parent and Canada Sub and further provides that, upon termination of the Arrangement Agreement under specified circumstances, the Company may be required to pay Parent a termination fee of 4% of the aggregate purchase price.  The Board of Directors of the Company and Parent have approved the Arrangement Agreement.  In addition, concurrently with the execution of the Arrangement Agreement, certain executive officers of the Company, who together hold approximately 17.23% of the Company’s issued and outstanding (on a fully diluted basis) common shares as of December 11, 2009, have entered into support agreements whereby they agreed, among other things, to vote all common shares of the Company held by them in favor of the approval of the Arrangement.

All stock options granted by the Company that have not been exercised into common shares prior to the effective time of the Arrangement will be cancelled for cash consideration equivalent to the positive difference, if any, between $4.75 and the exercise price thereof, all in accordance with the terms of the Arrangement Agreement and all of the Company’s outstanding restricted stock units ("RSUs") that have not been converted into common shares of the Company prior to the effective time of the Arrangement will be cancelled for $4.75 per RSU.

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

The financial results from the third quarter of fiscal year 2010 did not meet the expectations of management in terms of top line sales (see “Net Sales” below), but they did meet expectations in terms of bottom line profits (see “Net Income” below). As described in the “Gross Profits” discussion below, during the third quarter of fiscal year 2010 we met expectations for improvements in gross profits, which we believe improved partially as a result of our ongoing plan to maximize the efficiencies of the manufacturing capital investments we have made during the past several years. Selling, general and administrative expenses grew as expected as we continued to make investments in the development of new product lines and market channels.

During the third quarter of fiscal year 2010, we continued to focus our sales and marketing efforts on our market-leading CareFRESH®, CareFRESH® Colors and CareFRESH® Ultra brands of small animal bedding products. CareFRESH® Colors is our colored bedding offering and CareFRESH® Ultra is our white small animal bedding. Both are premium line extensions to our core product, CareFRESH®. We also continue to sell our Healthy Pet™ cat litter line. Our Healthy Pet™ brand consists of a range of “natural” cat litters made from cellulose fiber, wood, grain and plant-based materials. These products are aimed at the “holistic” market and are designed to be healthier for pets and people than traditional clay litter because of potential health problems associated with crystalline silica in clay products. In addition, during the second quarter of fiscal year 2010, we introduced a line of small animal foods named CareFRESH® Complete™. To date, our sales have primarily been of our small animal bedding products and not of our cat litter or animal foods products.

Recent Developments

As more fully described in the December 15 Form 8-K, on December 14, 2009, we entered into an Arrangement Agreement (the “Arrangement Agreement”) with IAX Acquisition Corporation, a Delaware corporation (“Parent”), and IAX Canada Acquisition Company Inc., a corporation incorporated under the laws of the Province of British Columbia and a wholly-owned subsidiary of Parent. The Arrangement Agreement provides that, upon the terms and subject to the conditions set forth in the Arrangement Agreement, Parent, through its wholly-owned subsidiary, will acquire all of our outstanding common shares of the Company for $4.75 per Company common share in cash, with International Absorbents continuing as the surviving corporation (the “Arrangement”). As a result of the Arrangement, we will become a wholly-owned subsidiary of Parent.  Please see the December 15 Form 8-K for information regarding the Arrangement.

We plan to file with the SEC and furnish to our shareholders a proxy statement in connection with the proposed Arrangement.  The proxy statement will contain important information about the Arrangement and related matters.  INVESTORS AND SHAREHOLDERS ARE URGED TO READ THE PROXY STATEMENT CAREFULLY WHEN IT BECOMES AVAILABLE.  Investors and shareholders will be able to obtain free copies of the proxy statement and other documents filed with the SEC by us through the web site maintained by the SEC at www.sec.gov.  In addition, investors and shareholders will be able to obtain free copies of the proxy statement from us by contacting David Thompson, Corporate Secretary, by telephone at (604)681-6181, or by mail at International Absorbents Inc., Investor Relations, 1569 Dempsey Road, North Vancouver, British Columbia V7K 1S8 Canada.

We and our directors and executive officers may be deemed to be participants in the solicitation of proxies from our shareholders in connection with the Arrangement.  Information regarding the interests of these directors and executive officers in the Arrangement will be included in the proxy statement described above.  Additional information regarding these directors and executive officers is also included in our proxy statement for our 2009 Annual Meeting of Shareholders, which was filed with the SEC on May 18, 2009.  This document is available free of charge at the SEC’s web site at www.sec.gov, and from us by contacting David Thompson, Corporate Secretary, by telephone at (604) 681-6181, or by mail at International Absorbents Inc., Investor Relations, 1569 Dempsey Road, North Vancouver, British Columbia V7K 1S8 Canada, or by going to our Proxy Materials page on our corporate web site at www.absorbentcom.

Results of Operations

The following table illustrates our financial results for the third quarter of fiscal year 2010 as compared to the same quarter in the prior fiscal year (U.S. dollars, in thousands):

	October 31, 2009	Percent of Sales	October 31, 2008	Percent of Sales	Percentage Change
Sales	8,358	100%	9,603	100%	-13%
Cost of Goods Sold	5,574	67%	6,352	66%	-12%
Gross Profit	2,784	33%	3,251	34%	-14%

Selling, General & Administrative	2,368	28%	1,990	21%	19%

Income from operations	416	5%	1,261	13%	-67%

Interest Income	2	0%	24	0%	-92%
Interest Expense	(55)	-1%	(88)	-1%	-38%

Profit before taxes	363	4%	1,197	12%	-70%

Income Taxes	(327)	-4%	(361)	-4%	-9%

Net Income	36	0%	836	9%	-96%

The following table illustrates our financial results for the first nine months of fiscal year 2010 as compared to the same period in the prior fiscal year (U.S. dollars, in thousands):

	October 31, 2009	Percent of Sales	October 31, 2008	Percent of Sales	Percentage Change
Sales	26,094	100%	27,362	100%	-5%
Cost of Goods Sold	16,814	64%	18,799	69%	-11%
Gross Profit	9,280	36%	8,563	31%	8%

Selling, General & Administrative	6,621	25%	5,615	21%	18%

Income from operations	2,659	10%	2,948	11%	-10%

Interest Income	10	0%	52	0%	-81%
Interest Expense	(173)	-1%	(249)	-1%	-31%

Profit before taxes	2,496	10%	2,751	10%	-9%

Income Taxes	(1,127)	-4%	(1,010)	-4%	12%

Net Income	1,369	5%	1,741	6%	-21%

Net Sales

For the third quarter of fiscal year 2010, our net sales were lower than the net sales we generated during the third quarter of fiscal year 2009. Specifically, during the third quarter of fiscal year 2010, net sales for our animal care products were $8,178,000 as compared to $9,327,000 for the same period in fiscal year 2009, or a decrease of 12%. Net sales for our industrial cleanup products decreased from $276,000 during the third quarter of fiscal year 2009 to $180,000 for the third quarter of fiscal year 2010. In the first nine months of fiscal year 2010, our net sales decreased as compared to net sales generated during the same period of fiscal year 2009. During the first nine months of fiscal year 2010, net sales for our animal care products were $25,581,000 as compared to $26,673,000 for the same period in fiscal year 2009, or a decrease of 4%. Net sales for our industrial cleanup products decreased from $689,000 for the first nine months of fiscal year 2009 to $513,000 during the same period of fiscal year 2010. Sales levels for all of our bedding products, including CareFRESH®, CareFRESH® Ultra™, and CareFRESH® Colors, were down during the third quarter of fiscal year 2010. Our strategy with regard to our industrial cleanup products has remained the same, which is to effectively service existing customers while focusing growth on animal care products.

We are uncertain how current economic conditions will continue to affect our sales during the balance of fiscal year 2010 but believe that the majority of our customers have also experienced some decrease in their own sales. The net result is that we believe that our overall annual net sales for fiscal year 2010 as compared to our fiscal year 2009 will decrease by 5% to 8%. Specifically, during the remainder of fiscal year 2010, we expect sales of natural, non-colored CareFRESH® in pet specialty channels to be slightly down over sales levels from fiscal year 2009. As a result of promotional activity on the retail level, we expect to see minimal sales growth in CareFRESH® Ultra™ and CareFRESH® Colors. We anticipate that natural CareFRESH® will continue to represent the majority of our sales through the 2010 fiscal year. With respect to our lines of cat litter products, we expect revenue to be flat during the current fiscal year. In addition, we are now selling a line of small animal foods named CareFRESH®Complete™, and expect to experience modest sales of these products during the remainder of fiscal year 2010. This is the first step in broadening our CareFRESH® brand to product offerings outside of bedding.

As we add new items to our line of products, they will need to compete for limited shelf space at the pet specialty stores with our other existing products and those of our competitors, which could limit the number of products we are able to sell at a particular store. Also, although we believe that the high quality of our CareFRESH® line of products gives us a significant competitive advantage, many of our competitors have a larger breadth of products and more established relationships with the mass merchandiser and grocery stores, which makes competition in these channels more challenging for us. Further, the global economic downturn has resulted in lower than expected sales growth of our products, as a result of decreased consumer spending and reduced customer traffic at our major customers’ stores. We expect all of these factors to continue to have a downward impact on our sales.

Gross Profit

Both of our production facilities are now operating at efficiency levels that are at or near the expectations of management. However, we continue to face challenges in our ability to manage costs, including pressures arising from increased prices charged by suppliers and the potential for utility and transportation cost increases. In light of these additional costs, our gross margin (gross profit divided by sales) stayed flat at 33% during the third quarter of fiscal year 2010 as compared to 33% for the third quarter of fiscal year 2009, and increased from 31% for the first nine months of fiscal year 2009 to 36% for the first nine months of fiscal year 2010. This improvement was mainly due to manufacturing materials costs being lower, energy prices being lower and sales prices being higher than during the first six months of the same period of the prior year. The end of the second quarter of fiscal year 2010 marked the one-year anniversary of the implementation of the sales price increases and thus pricing comparisons reflect the existence of higher sales prices in corresponding periods.

For the remainder of fiscal year 2010 we expect that our gross margin will remain in the range of 34% to 36%. The reasons for this expectation are as follows. First, even though fuel and energy cost are currently at relative lows, economic conditions may not allow us to increase prices if they were to rise. Second, we may not achieve additional reductions in the costs of raw materials due to: our product mix (with increased sales of our higher-cost products); slow and uncertain reactions from raw material suppliers in response to our request for additional supplies; and the shortage of key low-cost raw material sources for certain of our facilities. Third, any slowdown in sales could result in increased production costs on a per-unit basis due to a loss of efficiencies gained from higher production rates.

We plan to continue to make capital investments in infrastructure and technology at all of our facilities to help decrease the costs of production and maintain current production levels.

Selling, General and Administrative Expenses

During the third quarter of fiscal year 2010, our selling, general and administrative expenses increased by 19% as compared to the same period in fiscal year 2009. During the first nine months of fiscal year 2010 our selling, general and administrative costs increased by 18% as compared to the same period in fiscal year 2009. A significant contributor to this expense increase during the third quarter of fiscal year 2010 was approximately $470,000 in expenses related to the proposed Arrangement. Specifically, in connection with the Arrangement, the Company engaged in an auction process to solicit potential bids related to the sale of the Company and incurred significant costs in connection therewith. Included in these expenses is $326,000 owed to Arctic Acquisitions, Inc., an entity partially owned by certain of the Company’s executive officers (“Arctic”), as reimbursement of certain fees and expenses incurred by Arctic during the Company’s auction process. The independent members of the Company’s board of directors determined that the activities engaged in by Arctic during the auction process helped to increase the value of the Company’s common shares and thus generate additional value for the Company’s shareholders. Therefore, the independent members of the Company’s board of directors determined that incurrence and reimbursement of these expenses was in the best interest of the Company and its shareholders. The Arctic expenses were comprised of legal, accounting, bank and financial advisory fees. We believe that while the Company will continue to incur costs and expenses related to the Arrangement, the Arctic expenses are one-time expenses and will not continue beyond the fourth quarter of the current fiscal year. In addition, during the nine months ended October 31, 2009, there have been increased expenses related to compliance with SEC and NYSE Amex LLC reporting requirements and investments we made in the creation and launch of our “new product development” division.

We expect marketing and product development expenses to flatten out during the balance of the current fiscal year as compared to fiscal year 2009. Our seasoned sales staff is respected in the animal care industry and has proven to be efficient and effective in selling to the wholesale distribution segment of the pet specialty channel. We completed our program of rounding out our sales staff during fiscal year 2009 and do not at this time anticipate adding any additional sales personnel during fiscal year 2010. We feel that the 2010 sales plan should enable us to achieve our strategic objectives without significantly increasing our selling expenses, provided that this projection may change depending on the reaction of our competitors. On the administrative side, as noted above, we expect to continue to incur expenses related to the Arrangement, and so long as we continue as a public company, we expect costs resulting from compliance with SEC and NYSE Amex requirements to continue to increase.

Interest Expense

Interest expense in the third quarter of fiscal year 2010 totaled $55,000 as compared to $88,000 during the same period in fiscal year 2009, and was $173,000 for the first nine months of fiscal year 2010 as compared to $249,000 during the same period in fiscal year 2009. This decrease was due to a reduction in the variable interest rate we pay on the bonds that were used to finance the Jesup, Georgia facility and the reduction in principal amounts as we pay off our bonds according to their terms. We currently have no plans to enter into additional debt financing, and as such we project a decrease in interest expenses for the remainder of fiscal year 2010 as the principal portion of our existing debt is paid down. This projection assumes that variable interest rates will remain low during fiscal year 2010.

Income Tax

Absorption incurred federal income taxes during the three and nine months ended October 31, 2009 at an effective rate of 90% and 45%, respectively. These effective rates were higher than the effective rates incurred during the three and nine months ended October 31, 2008 of 30% and 37%, respectively. The higher rates were the result of the significant Arrangement-related expenses being directly attributable to the parent entity located in Canada, while the majority of the Company’s income is generated in the United States. As a result, the Arrangement-related expenses cannot be applied against United State income and there is not enough income generated in Canada to fully offset such expenses, and any deferred tax asset produced by these costs is offset by a valuation allowance.

Net Income

Our net income for the quarter ended October 31, 2009 decreased by 96% as compared to the same period in the prior fiscal year. For the nine months ended October 31, 2009 our net income decreased by 21% as compared to the same period in fiscal year 2009. This decrease in net income over the prior fiscal year was primarily caused by the one-time increases in selling, general and administrative costs as described above, and does not fully reflect the Company’s ongoing operating performance. We believe that if we continue to implement those key components of our business plan that focus on improving production efficiencies and controlling production costs, we should remain profitable during the remainder of fiscal year 2010 even if our sales continue to decrease.

Our focus during the remainder of fiscal year 2010 will be to maintain current sales levels in light of current economic conditions, and minimize the growth of our selling general and administrative costs while maintaining our gross profit margin. We believe our biggest challenges for the remainder of this fiscal year will be maintaining existing sales levels as the buying habits of retail customers continue to change, maintaining current gross margin levels, and minimizing the growth of selling, general and administrative expenses. We anticipate additional administrative costs resulting from regulatory requirements. In addition, we anticipate that existing levels of depreciation resulting from our investment in plant and equipment will continue to significantly impact our fiscal year 2010 net income. If we are able to maintain our current sales levels in light of current economic conditions, then we anticipate that we will be able to continue to generate net income for the remainder fiscal year 2010, though not at the rate at which fiscal year 2009 periods increased over fiscal year 2008 periods.

Earnings Before Interest, Taxes, Depreciation, and Amortization (EBITDA)

We believe that one of our key financial and operating performance metrics is Earnings before Interest, Taxes, Depreciation, and Amortization (EBITDA). Our EBITDA decreased by 50% during the third quarter of fiscal year 2010 as compared to the same period in fiscal year 2009. In addition EBITDA decreased by 8% during the first nine months of fiscal year 2010 as compared to the same period in fiscal year 2009. The decrease for fiscal year 2010 was substantially the result of increased selling, general and administrative expenses as described above.

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

For the quarter ended

(U.S. dollars, in thousands)	October 31, 2009	October 31, 2008	Percentage Change
Net income	$36	$836
Interest expense	55	88
Interest income	(2)	(24)
Income tax provision	327	361
Depreciation & amortization	440	456
EBITDA	$856	$1,717	-50%

For the nine months ended

(U.S. dollars, in thousands)	October 31, 2009	October 31, 2008	Percentage Change
Net income	$1,369	$1,741
Interest expense	173	249
Interest income	(10)	(52)
Income tax provision	1,127	1,010
Depreciation & amortization	1,318	1,387
EBITDA	$3,977	$4,335	-8%

During the balance of fiscal year 2010, management will continue to focus on EBITDA as a key performance indicator.

Liquidity and Capital Resources

During the first nine months of fiscal year 2010 we continued to focus on improving the production efficiencies at both of our production facilities, and our improved gross margin as compared to the first nine months of fiscal year 2009 was the result of both the success we had in improving production efficiencies and the reduction in energy, materials, and transportation costs. These improved efficiencies and reduced costs have helped to strengthen our liquidity and capital resources as compared to the first nine months of fiscal year 2009.

The table below illustrates our current financial condition and working capital and cash position (U.S. dollars, in thousands):

	As of October 31, 2009	As of January 31, 2009
Financial Condition
Total Assets	$32,631	$31,281
Total Liabilities	10,563	10,895
Total Equity	$22,068	$20,386

Debt/equity ratio	0.48	0.54
Assets/debt ratio	3.09	2.84

Working Capital
Current assets	$12,867	$11,465
Current liabilities	$3,945	$3,595

Current ratio	3.26	3.19

Cash Position
Cash & short term investments	$6,409	$4,146

	As of October 31, 2009	As of October 31, 2008

Cash generated from operations	$4,611	$3,469

Financial Condition

During the first nine months of fiscal year 2010, the value of our total assets increased. This was primarily the result of an increase in current assets, which was primarily driven by an increase in cash and a reduction in accounts receivable. Total liabilities increased slightly as a result of an increase in current liabilities.

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

We believe that our main credit risk exposure in fiscal year 2010 will come from meeting the covenants included in our debt facilities and the marketability of tax exempt industrial revenue bonds. As of the end of the third quarter of fiscal year 2010 we were over minimum financial requirements and under maximum limits included in these covenants. The covenant-related ratios that we believe pose the most significant risk in the future are those based on cash flow. Any significant decrease in our cash flow could result in the breach of one or more of these loan covenants. If we fail to satisfy the financial covenants or other requirements contained in our debt facilities, our debts could become immediately payable at a time when we are unable to pay them, which would adversely affect our liquidity and financial condition. In addition, if we are to make cash flow decisions to remain within our loan covenants, these decisions could affect our ability to effectively execute on our long term business strategy.

The marketability of tax exempt industrial revenue bonds is a potential industry-wide issue, and is not related to our liquidity or results from operations. The industrial revenue bonds for our Jesup, Georgia facility are remarketed and the industrial revenue bonds for our Ferndale, Washington facility are held by GECPF. If the industrial revenue bonds that are remarketed were not able to be sold due to a market failure, according to the terms of the bond agreement, we would likely have to pay off the outstanding balance, which was $2,800,000 as of October 31, 2009.

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

Working Capital

During the first nine months of fiscal year 2010, our working capital position continued to improve as current assets increased at a greater rate than current liabilities. The majority of the increase in current assets was the result of increased cash generated from operating activities and a reduction in accounts receivable. Current liabilities increased primarily due to increased accounts payable and the current portion of our long-term debt. These changes resulted in our current ratio (current assets divided by current liabilities) increasing from 3.19 at the end of fiscal year 2009 to 3.26 at the end of the third quarter of fiscal year 2010.

We believe that our net working capital position will improve over the remainder of the current fiscal year as our current assets continue to increase.

Cash Position

We believe that our existing cash on hand, and working capital position currently provide us with enough cash to meet our existing needs for the foreseeable future. Cash and investments increased during the first nine months of fiscal year 2010, primarily as a result of cash generated from operations. We expect cash on hand to increase during the remainder of fiscal year 2010, mostly as a result of cash generated from operations. The Company had a line of credit which matured on May 23, 2009. We elected to not incur the charges which would have accompanied the renewal of the line as we believe that it is unnecessary to have the line of credit in place while we have a significant amount of cash in reserve. We will continue to closely monitor both current liabilities and current assets as they relate to the generation of cash, with an emphasis on maximizing potential sources of cash.

Cash Generated from Operations

During the first nine months of fiscal year 2010 we generated $4,611,000 in cash from operating activities. The cash generated during the first nine months of fiscal year 2010 was an increase over the $3,469,000 in cash generated during the same period in fiscal year 2009. This improvement in cash generated from operations was the result of reduced accounts receivable and inventories, increased accounts payable, both of which were slightly offset by a reduction in net profits. If we are able to maintain our sales and we are able to continue to profitably produce our products, we should be able to continue to generate cash from operating activities during fiscal year 2010, although it cannot be assured that this will be the case.

Financing and Investing Activities

Cash used for financing activities during the first nine months of fiscal year 2010 was $781,000. This was the result of principal payments made on our long-term debt. Cash used in investing activities during the first nine months of fiscal year 2010 was approximately $1,567,000. This cash was used for the acquisition of fixed assets. A portion of these assets were production-related items that were replaced as part of our ongoing maintenance program.

We believe that for the near future we will not need to use cash to invest in significant capital improvements. We will continue to use cash to fully maintain our existing facilities and to make improvements which we expect will increase production efficiencies and reduce manufacturing costs.

Related Party Transactions

As described above, in connection with the Arrangement in response to an unsolicited offer to purchase the Company, the Company engaged in an auction process to solicit potential bids related to the sale of the Company and incurred significant costs in connection therewith.  Included in these expenses is $326,000 owed to Arctic, an entity partially owned by certain of the Company’s executive officers and one of its directors, as reimbursement of certain fees and expenses incurred by Arctic during the Company’s auction process.  The independent members of the Company’s board of directors as well as the Company’s audit committee determined that the activities engaged in by Arctic during the auction process helped to increase the value of the Company’s common shares and thus generate additional value for the Company’s shareholders.  Specifically, among other things, Artic made the initial viable bid which commenced the auction process. Therefore, the independent members of the Company’s board of directors determined that incurrence and reimbursement of these expenses was in the best interest of the Company and its shareholders.

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

During the quarter ended October 31, 2009 we did not make any material changes in or to our critical accounting policies.

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

ITEM 5.

OTHER INFORMATION

Effective as of December 13, 2009, the Company’s Board of Directors approved an extension of the expiry date for certain stock options held by the Company’s non-employee directors from December 13, 2009 to May 31, 2010.  The stock options are exercisable for an aggregate of 40,000 Common Shares.  The extension was recommended by the Company’s compensation committee in light of, among other things, the proposed Arrangement.

ITEM 6.

EXHIBITS

Exhibit Number	Exhibit Description
3.1	Notice of Articles of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2006)
3.2	Articles of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2006)
4.1	Shareholder Rights Plan dated June 11, 2009
10.18

Arrangement Agreement dated December 14, 2009 by and among IAX Acquisition Corporation, IAX Canada Acquisition Company Inc. and the Company (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 15, 2009)

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

INTERNATIONAL ABSORBENTS INC.
(Registrant)

Date: December 15, 2009	/s/ GORDON L. ELLIS
Gordon L. Ellis
President and Chief Executive Officer
(Principal Executive Officer )

Date: December 15, 2009	/s/ DAVID H. THOMPSON
David H. Thompson
Secretary and Chief Financial Officer
(Principal Financial Officer)