Form 10-K
period 2010-01-31
INTERNATIONAL ABSORBENTS INC
filed 2010-04-29
CIK 813634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No  ☑

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 31, 2009, based upon the closing price of the common stock as reported by NYSE Amex on such date, was approximately $17,579,037.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 18, 2010
Common Shares, no par value per share	6,410,282 shares

DOCUMENTS INCORPORATED BY REFERENCE

None

INTERNATIONAL ABSORBENTS INC.
Annual Report on Form 10-K
For the Fiscal Year Ended January 31, 2010

TABLE OF CONTENTS

Item Number		Page Number
	PART I

1.	Business	1
1A.	Risk Factors	8
1B.	Unresolved Staff Comments	15
2.	Properties	15
3.	Legal Proceedings	15
4.	(Removed and Reserved)	15

	PART II

5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	16
6.	Selected Financial Data	17
7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18
7A.	Quantitative and Qualitative Disclosures About Market Risk	26
8.	Financial Statements and Supplementary Data	27
9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	49
9A(T).	Controls and Procedures	49
9B	Other Information	49

	PART III

10.	Directors, Executive Officers and Corporate Governance	50
11.	Executive Compensation	55
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	67
13.	Certain Relationships and Related Transactions, and Director Independence	69
14.	Principal Accounting Fees and Services	71

	PART IV

15.	Exhibits, Financial Statement Schedules	75
SIGNATURES		74
EXHIBIT INDEX		76

 Unless otherwise indicated, all dollar amounts in this report are U.S. dollars.

PART I

ITEM 1.  BUSINESS

Unless otherwise indicated by the context, as used in this Annual Report on Form 10-K, “we,” “us” and “our” refer to International Absorbents Inc. (“International Absorbents”) and our wholly-owned U.S. subsidiary, Absorption Corp. (“Absorption”).

As more fully described in our definitive proxy statement filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2010 (the “Proxy Statement”), on December 14, 2009, International Absorbents entered into an Arrangement Agreement (the “Arrangement Agreement”) with IAX Acquisition Corporation, a Delaware corporation (“Parent”), and IAX Canada Acquisition Company Inc., a corporation incorporated under the laws of the Province of British Columbia (“Canada Sub”) and a wholly-owned subsidiary of Parent. The Arrangement Agreement provides that, upon the terms and subject to the conditions set forth in the Arrangement Agreement, Parent, through its wholly-owned subsidiary, will acquire all of the outstanding common shares of International Absorbents for $4.75 per common share in cash, with International Absorbents continuing as the surviving corporation (the “Arrangement”). As a result of the Arrangement, International Absorbents will become a wholly-owned subsidiary of Parent. The consummation of the Arrangement is subject to various closing conditions, including obtaining the approval of the Arrangement by our shareholders and the Supreme Court of British Columbia.  The Arrangement Agreement contains certain termination rights for International Absorbents, Parent and Canada Sub and further provides that, upon termination of the Arrangement Agreement under specified circumstances, International Absorbents may be required to pay Parent a termination fee of 4% of the aggregate purchase price.  Our board of directors and the board of directors of Parent have approved the Arrangement Agreement.  In addition, concurrently with the execution of the Arrangement Agreement, certain of our executive officers, who together hold approximately 11.2% of our issued and outstanding common shares, have entered into a support agreement whereby they agreed, among other things, to vote all common shares held by them in favor of the approval of the Arrangement.

This Annual Report on Form 10-K may be deemed to be solicitation material in respect of the proposed Arrangement.  The Proxy Statement contains important information about the Arrangement and related matters.  INVESTORS AND SHAREHOLDERS ARE URGED TO READ THE PROXY STATEMENT CAREFULLY.  Investors and shareholders are able to obtain free copies of the Proxy Statement and other documents filed with the SEC by us through the web site maintained by the SEC at www.sec.gov.  In addition, investors and shareholders may obtain free copies of the Proxy Statement and other documents filed with the SEC from us by contacting David Thompson, Corporate Secretary, by telephone at (604)681-6181, or by mail at International Absorbents Inc., Investor Relations, 1569 Dempsey Road, North Vancouver, British Columbia V7K 1S8 Canada.

We and our directors and executive officers may be deemed to be participants in the solicitation of proxies from our shareholders in connection with the Arrangement.  Information regarding the interests of these directors and executive officers in the Arrangement is included in the Proxy Statement.  Additional information regarding these directors and executive officers is also included in this Annual Report in Part III.

FORWARD-LOOKING STATEMENTS

This Annual Report and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) based on current expectations, estimates and projections about our industry and our management’s beliefs and assumptions.  They can be identified by the use of forward-looking words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates” or other comparable words, or by discussions of strategy, plans or goals that involve risks and uncertainties that could cause actual results to differ materially from those currently anticipated. You are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those set forth below under “Item 1A-Risk Factors” and as described from time to time in our reports filed with the SEC, including this Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q.  Such forward-looking statements include, but are not limited to, statements with respect to the following:

•	our future growth strategies and prospects for the future;
•	the proposed Arrangement between International Absorbents, Parent and Canada Sub;
•	potential financial results, including anticipated revenue and gross profits;
•	projected benefits from our ongoing efforts to improve our infrastructure and production facilities;
•	the impact of economic conditions on our financial condition, consumer preferences and ability to remain competitive;
•	our ability to control expenses and improve operating efficiencies;
•	our market and product line growth and ability to enter new markets;
•	our ability to introduce new products and remain competitive; and
•	our competitiveness and profitability as a result of consumer preferences and sales and marketing programs.

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

Absorption is engaged in developing, manufacturing and marketing a wide range of animal care and industrial cleanup absorbent products made from off-specification and reclaimed cellulose fibers.  International Absorbents was incorporated on May 13, 1983 under the laws of British Columbia, Canada under the name West-Norse Resources Ltd, and changed its name to Absorptive Technologies Inc. in 1986 and to International Absorbents Inc. in 1999.  Absorption was incorporated on July 25, 1985 in the State of Nevada.

Absorption is a leading manufacturer and seller of premium small animal bedding in North America. The primary product that we sell in this market is small animal bedding sold under the brand name CareFRESH®.  We consider the activities that surround the manufacture and distribution of CareFRESH® to be our core business.  We have also expanded the animal care segment of our business by the addition of new sales channels and the introduction of animal food.

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

Our business strategy is to promote and grow our core business and to create diversification in our market channels, our production methods, and our product lines in an effort to add strength and breadth to our business structure.  As a result, we continue to dedicate resources to improving our infrastructure for the support of our core business and creating more product and customer diversification.  We believe that this strategy continues to provide results.  Specifically, we continue to grow sales in our core business and improve the production process of our core CareFRESH® product while expanding sales of new products and existing products in new market channels.

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

Through our joint marketing alliance with Supreme Petfoods Ltd, a privately held British firm, we distribute a premium line of small animal food products to pet stores across North America under such brand names as Russel Rabbit™, Gerty Guinea Pig™ and Reggie Rat™ brand premium diets.  In addition, during fiscal year 2010, we introduced a proprietary line of small animal foods branded CareFRESH® Complete™.

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

The general merchandise channel, most notably Wal-Mart, Kmart and Target, accounted for a significant portion of the wood shavings sold for pet bedding in the United States.  Since general merchandise retailers typically offer most pet products as a convenience item, their product offering is generally not as broad as in the pet specialty channel, and the product duplication found in the pet specialty channel is generally lacking.  As a result, niche products such as our pet bedding are generally only found at stores with larger pet departments.  Additionally, since the three largest general merchandise retailers, namely Wal-Mart, Kmart and Target, account for approximately 70% of the dollar volume in this channel, products must be successful in one or more of these three major retailers in order to achieve significant market share.

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

Industry, Market Trends, and Competition

Based on information in trade publications, feedback received during our participation in trade and professional associations and communications with our customers and suppliers, we believe that over the past several years trends have resulted in changes in the markets that we serve.  As discussed below, our products and distribution methods are designed to respond to changes in demand resulting from these trends. We do not yet have enough information to determine how the ongoing economic downturn will impact trends discussed below or how it may affect demand for our products or our ability to maintain our current pricing strategy.

Our primary small animal care product, CareFRESH®, which is made from cellulose fibers, has become a product leader in its market segment.  We believe that, until recently, our product’s success in the market segment caused a change in consumer buying habits away from the traditional wood shavings products and into cellulose fiber products.  However, the current economic uncertainties have at least temporarily reversed this trend.  As a result, we believe that some price-sensitive consumers have made the financial decision to purchase competing products that do not perform as well as CareFRESH® but are less expensive than our products.  We anticipate that as the economy improves this recent trend will once again reverse.  However, we are currently in the process of developing new products to address the price-sensitive consumer.

In addition to changing their product preferences, consumers have also changed their shopping habits.  Consumers traditionally purchased a majority of their small animal bedding products at pet specialty stores.  In recent years, the consumer’s desire for the convenience of “one-stop shopping” has resulted in a shift of these buyers to the mass merchandise and grocery channels.  This shift has reduced the percentage of bedding and animal supply products sold in the pet specialty market.  We have attempted to address this trend, while protecting the superior brand identity associated with our core business, by focusing sales efforts in the mass merchandise and grocery channels with brands specific to those channels.

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

Marketing and Distribution

Manufacturing, marketing and distribution activities are carried out by Absorption and its wholesale distributors. During fiscal year 2010 we increased our investment in sales and marketing in an effort to increase distribution efficiencies, increase market share and launch new products.

Our products are sold through multiple wholesale distributions and direct buying retailers throughout North America. In addition our products are sold in markets in Canada, Great Britain, Belgium, Australia, Singapore, Japan, Taiwan, South Korea, Greece, France, Denmark, Israel and China.

Research and Development

Current research and development activities include refining existing products, as well as developing new pet products and related manufacturing processes for both the animal care industry and industrial cleanup markets.  Our research and development department also analyzes and tests the competitive products to determine new applications for our existing products.  Research and development expenses were $5,000 during both fiscal years 2010 and 2009.

Intellectual Property

In general, we attempt to protect our intellectual property rights through patent, copyright, trademark and trade secret laws and contractual arrangements.  Absorption has been issued three U.S. patents, of which one remains current and two have expired, and has one pending patent relating to various degradable particulate absorbent materials and our manufacturing process.  However, there can be no assurance that our efforts will be effective to prevent misappropriation of our technology, or to prevent the development and design by others of products or technologies similar to or competitive with those developed by us.  Moreover, upon expiration of our issued patent, our competitors will have the ability to develop products that are currently protected by this patent.

Number of Employees

As of March 31, 2010, we had 117 employees, of which 112 were full-time employees and none of which were represented by labor unions.  In addition, we employ a small number of temporary employees and contractors to provide management, administration, manufacturing, and marketing services.

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

Investor Information

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

The announcement and pendency of our proposed Arrangement and intensifying competition from our competitors have had, and could continue to have, an adverse effect on our business.

On December 14, 2009, we entered into the Arrangement Agreement which provides that, upon the terms and subject to the conditions set forth in the Arrangement Agreement, Parent, through its wholly-owned subsidiary, will acquire all of the outstanding common shares of International Absorbents for $4.75 per common share in cash, with International Absorbents continuing as the surviving corporation (the “Arrangement”). As a result of the Arrangement, International Absorbents will become a wholly-owned subsidiary of Parent. The consummation of the Arrangement is subject to various closing conditions, including obtaining the approval of the Arrangement by our shareholders and the Supreme Court of British Columbia.

The announcement and pendency of the Arrangement may be having an adverse effect our business. Revenues and profitability may be adversely affected by customers’ and employee uncertainty and other disruptions as well as intensified competition from our competitors as they attempt to take advantage of the uncertainties. In addition, we have incurred legal and other expenses in connection with the pending Arrangement which has adversely affected profitability. All of these factors are likely to continue to adversely affect our business and have an adverse effect on our financial condition or results of operations.

Under the terms of the Arrangement Agreement, we have agreed to operate our business in the ordinary course consistent with past practice, as well as to refrain from taking certain actions in the conduct of our business without Parent’s prior written consent until the consummation of the Arrangement.  Actions that may require Parent’s consent include, but are not limited to, new indebtedness, capital expenditures, loans and investments, manufacturing and customer agreements, acquisitions, issuance of securities, and the repurchase of shares of the Company’s common stock. These restrictions could adversely affect our business and have an adverse affect on our financial condition or results of operations.

The failure to complete the proposed Arrangement could adversely affect our business.

There is no assurance that the proposed Arrangement or any other transaction will occur. If the proposed Arrangement or a similar transaction is not completed, the share price of our common shares may drop to the extent that the current market price of our common shares reflects an assumption that a transaction will be completed. In addition, upon termination of the Arrangement Agreement under specified circumstances, we may be required to pay Parent a termination fee of 4% of the aggregate purchase price.  Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. Finally, any disruptions to our business resulting from the announcement and pendency of the Arrangement and from intensifying competition from our competitors, including any adverse changes in our relationships with our customers, vendors and employees, could continue or accelerate in the event of a failed transaction.  There can be no assurance that our business, these relationships or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the Arrangement, if the Arrangement is not consummated.

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

A decline in consumer spending or an ongoing change in consumer preferences, resulting from the current economic uncertainties or otherwise, could reduce our sales or profitability and harm our business.

Our sales depend on consumer spending, which is influenced by factors beyond our control, including general economic conditions, the availability of discretionary income and credit, weather, consumer confidence and unemployment levels.  The global economy is experiencing ongoing uncertainties, which may continue for a significant period of time.  As a result, there may be decreased customer traffic at our major customer’s stores, and we may experience declines in sales, pressure to lower prices and/or changes in the types of products sold.

Any material decline in the amount of consumer spending could reduce our sales.  In addition, our premium products are generally priced higher than our competitors’ products, and in an economic downturn, consumers may elect to purchase lower-priced products.  In fact, we believe that as a result of current economic uncertainties, some price-sensitive consumers have made the financial decision to purchase competing products that do not perform as well as CareFRESH® but are less expensive than our products.  We believe this trend has resulted in decreased sales and to the extent such trend continues, it could further reduce our sales and/or force us to lower our prices, which could reduce profitability, and, in each case, harm our business. The success of our business depends in part on our ability to identify and respond to evolving trends in demographics and consumer preferences. Failure to timely identify or effectively respond to changing consumer tastes, preferences, spending patterns and animal care needs could adversely affect our relationship with our customers, the demand for our products and services, our market share and our profitability.

We depend on a few customers for a significant portion of our business.

Our three largest customers accounted for approximately 26%, 20% and 12% of our net sales in fiscal year 2010, while the same customers accounted for approximately 26%, 23% and 10%, respectively, of our net sales in fiscal year 2009.  We are dependent on these customers to maintain our financial condition and to generate forecasted operating results.

Any material deterioration in the financial condition of one of our major customers could have a material adverse effect on our sales, profitability and cash flow.  The loss of, or reduction in, orders from any significant customer, losses arising from customer disputes regarding shipments, fees, merchandise condition or related matters, or our inability to collect accounts receivable from any major customer could reduce our income from operations and cash flow.  These risks are heightened as a result of the ongoing global economic uncertainties.

We may be adversely affected by trends in the retail industry.

With the ongoing trend towards retail trade consolidation, we are increasingly dependent upon key retailers whose bargaining strength is growing.  As a result, our business has already been adversely impacted, and may continue to be negatively affected by changes in the policies of our retailer customers, such as reduced inventory levels, inventory delisting, limitations on access to shelf space, price demands and other conditions.  In addition, as a result of the desire of retailers to more closely manage inventory levels, there is a growing trend among retailers to make purchases on a “just-in-time” basis.  This requires us to shorten our lead time for production in certain cases and more closely anticipate demand, which could in the future require the carrying of additional inventories and increase our working capital and related financing requirements.

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

Increases in our costs of goods sold, including the costs of raw materials, transportation costs or labor expenses, or inefficiencies at our production facilities could have an adverse effect on our financial condition.

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

Historically, we have experienced exceedingly high transportation expenses. When these costs are high they have an adverse effect on our financial results.  Moreover, we face a risk of increased labor costs, including significant increases in worker's compensation insurance premiums and health care benefits, which could further negatively impact our results of operations.

In addition, during fiscal year 2010, our production facility in Jesup, Georgia continued to experience operational inconsistencies, and both of our production facilities faced challenges that directly affected their production costs.  These challenges included increased energy costs, materials cost, ongoing maintenance costs associated with achieving a high rate of product quality and production efficiencies, and high freight cost during the last half of the year.  To the extent that these inconsistencies and/or challenges continue, our business, results of operations and financial condition could be adversely impacted.

Rising energy prices could adversely affect our operating results.

In the last few years, energy prices have periodically risen dramatically, including the cost of natural gas, which has resulted in increased fuel costs for our businesses and raw materials costs for our branded products.  Moreover, while we have installed new burners at our facilities to heat our dryers, due to the prevalence of high energy costs throughout the county, there is now a higher demand and a resulting shortage of the materials necessary to fuel these burners.  Rising energy prices could adversely affect consumer spending and demand for our products and increase our operating costs, both of which would reduce our sales and operating income.

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

As of January 31, 2010, we had total long-term and current indebtedness under three different bonds of $5,787,000.  We make interest payments (and principal payments on the taxable bond) on the indebtedness under these bonds, which are due in 2014, 2019, and 2019.  We may incur substantial additional debt in the future.  Our indebtedness could limit our ability to obtain necessary additional financing for working capital, capital expenditures, debt service requirements or other purposes in the future; to plan for, or react to, changes in technology and in our business and competition; and to react in a timely manner to the ongoing global economic downturn.  In addition, our indebtedness makes us vulnerable to interest rate fluctuations because our bonds due 2019 bear interest at variable rates.  Any significant interest rate increase could have an adverse effect on our financial condition.

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

To the extent that the proposed Arrangement is not consummated, we will continue to incur substantial costs in connection with the requirements of the Sarbanes-Oxley Act of 2002.

The Sarbanes-Oxley Act of 2002 (the “Act”) introduced new requirements regarding corporate governance and financial reporting. Among the many requirements is the requirement under Section 404 of the Act for management to annually assess and report on the effectiveness of our internal control over financial reporting and for our registered public accountant to attest to this report. Based on the requirements in effect as of the date of this Annual Report, to the extent that the Arrangement is not consummated prior to that time, at the end of fiscal year 2011 our auditors will be required to issue a report on our internal control over financial reporting for inclusion in our Annual Report on Form 10-K for the fiscal year ending January 31, 2011. We expect that the costs to comply with these requirements would be significant and would adversely affect our operating results.

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

If we need to raise additional capital for our operating plan, our business would be harmed if we were unable to do so on acceptable terms, and current volatility and uncertainties in the global capital and credit markets may adversely affect our ability to access credit.

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

Other significant challenges to conducting business in foreign countries include, among other factors, local acceptance of our products, political factors, currency controls, changes in import and export regulations, changes in tariff and freight rates, and fluctuations in foreign exchange rates.  We might not be able to penetrate these markets and any market penetration that occurs might not be timely or profitable.  If we do not penetrate these markets within a reasonable time, we will be unable to recoup part or all of the significant investments we may have made in attempting to do so.

The inability to successfully obtain or protect our patents and trade secrets could harm our competitive advantage.

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

Our current manufacturing facilities are located in geographic regions that have experienced major natural disasters, such as earthquakes, floods, and hurricanes.  Our disaster recovery plan may not be adequate or effective.  We do not carry earthquake or flood insurance.  Other insurance that we carry is limited in the risks covered and the amount of coverage.  Our insurance would not be adequate to cover all of our resulting costs, business interruption and lost profits when a major natural disaster occurs.  A natural disaster rendering one or more of our manufacturing facilities totally or partially unusable, whether or not covered by insurance, would materially and adversely affect our business and financial condition.

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

In fiscal year 2007, we adopted a shareholder rights plan, and in fiscal year 2010, the shareholders ratified the continued existence of the shareholder rights plan.  The shareholder rights plan is designed to protect shareholders from unfair, abusive or coercive take-over strategies, including the acquisition of control of our company by a bidder in a transaction or series of transactions that does not treat all shareholders equally or fairly or provide all shareholders an equal opportunity to share in the premium paid on an acquisition of control.  Although the proposed Arrangement is not subject to the terms of the shareholders rights plan, the shareholder rights plan could discourage certain types of take-over bids that might be made for us and may render more difficult a merger, tender offer, assumption of control by the holders of a large block of our securities or the removal of incumbent management, even though certain of such transactions or effects might be beneficial in the judgment of certain shareholders or shareholders generally.  For example, the shareholder rights plan could have the effect of preventing a particular take-over bid from being made or being successful, even though a majority of our shareholders might wish to participate in that take-over bid.  The shareholder rights plan will cause substantial dilution to a person or group that attempts to acquire us other than through a “permitted bid” (as defined in the plan) or on terms approved by the Board.  If triggered, the shareholder rights plan will also likely cause substantial dilution to any shareholder who fails to or elects not to exercise its rights.  The existence of these anti-takeover provisions could limit the price that investors might be willing to pay in the future for our common shares.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2.  PROPERTIES

Ferndale, Washington

On October 18, 2002, we purchased for cash approximately 15.6 acres of bare land in Ferndale, Washington.  The total purchase price of the land was $1,500,000, plus closing costs, which was determined through arms-length negotiations.

During fiscal year 2004, we completed the construction of a 122,000 square foot production, warehousing, and office space facility on this property.  The construction of this facility was financed through the issuance of industrial revenue bonds in the amount of $2,910,000 and from cash on hand.  Manufacturing of our animal care products and some ancillary products along with the majority of our warehousing takes place at this facility.

During fiscal year 2008 we completed the closure and move of our Bellingham, Washington manufacturing facility to our Ferndale, Washington location.  The cost of the move and additional facility related construction was approximately $4,900,000, of which $3,300,000 was financed through cash on hand and $1,600,000 was financed through bond financing with GE Capital Public Finance, Inc., as described below in Note 8(“Long-term debt”) to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Our owned properties are subject to mortgages to secure the indebtedness under our bonds and long-term debt, which together amounted to $5,787,000 as of January 31, 2010.

ITEM 3.  LEGAL PROCEEDINGS

Except for ordinary routine litigation incidental to our business, there are no material legal proceedings pending to which we are a party, or of which any of our properties is the subject.

ITEM 4.  (REMOVED AND RESERVED)

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

	FISCAL YEAR 2010		FISCAL YEAR 2009
	HIGH	LOW	HIGH	LOW

First quarter	3.00	2.11	4.99	3.62
Second quarter	3.19	2.62	4.98	2.75
Third quarter	3.87	3.05	3.65	2.09
Fourth quarter	4.62	3.71	4.80	1.66

Holders

We had 427 holders of record of our Common Shares as of March 19, 2010.

Dividends

We have not paid dividends to the holders of our common shares.  The decision whether to pay dividends and the amount thereof is at the discretion of our board of directors, and will be governed by such factors as earnings, capital requirements and our operating and financial condition. In addition, our credit facility prohibits us from paying dividends without our lender’s consent. Furthermore, the indentures pursuant to which our bonds were issued each prohibit us from declaring a cash dividend unless, after giving effect to such dividend, we would not be in default under such indentures, we remain in compliance with certain financial ratios and the amount of the dividend did not exceed the limits set forth in the indentures.  We intend to retain our earnings primarily to finance the continuing growth of our business and do not intend to pay any dividends for the foreseeable future.

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

Not Applicable

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

As more fully described in our definitive proxy statement filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2010 (the “Proxy Statement”), on December 14, 2009, International Absorbents entered into an Arrangement Agreement (the “Arrangement Agreement”) with IAX Acquisition Corporation, a Delaware corporation (“Parent”), and IAX Canada Acquisition Company Inc., a corporation incorporated under the laws of the Province of British Columbia (“Canada Sub”) and a wholly-owned subsidiary of Parent. The Arrangement Agreement provides that, upon the terms and subject to the conditions set forth in the Arrangement Agreement, Parent, through its wholly-owned subsidiary, will acquire all of the outstanding common shares of International Absorbents for $4.75 per common share in cash, with International Absorbents continuing as the surviving corporation (the “Arrangement”). As a result of the Arrangement, International Absorbents will become a wholly-owned subsidiary of Parent. The consummation of the Arrangement is subject to various closing conditions, including obtaining the approval of the Arrangement by our shareholders and the Supreme Court of British Columbia.

Management divides the activities of the operating company into two segments: the animal care industry and the industrial cleanup industry.  We manufacture, distribute and sell products for these segments to both distributors and direct buying retailers.

Absorption is a leading manufacturer and seller of premium small animal bedding in North America. The primary product that we sell in this market is small animal bedding sold under the brand name CareFRESH®.  We consider the activities that surround the manufacture and distribution of CareFRESH® to be our core business.  Our business strategy is to promote and grow our core business and to create diversification in our market channels, our production methods, and our product lines in an effort to add strength and breadth to our business structure.  As a result, we continue to dedicate resources to improving our infrastructure for the support of our core business, and creating more product and customer diversification.

The financial results from fiscal year 2010 were below the expectations of management both in terms of top line sales (see “Net Sales” below) and bottom line profits (see “Net Income” below).  As described in the “Gross Profits” discussion below, during the fiscal year ended January 31, 2010 we met our expectations for improvements in gross profits, which we believe improved as a result of our ongoing plan to maximize the efficiencies of the manufacturing capital investments we have made during the past several years as well as from the reduction in the cost of some of the raw materials we use in our manufacturing process.  Selling, general and administrative expenses grew as expected from an operational perspective, as investments were made in the development of new product lines and market channels.  These expenses also grew due to costs incurred in connection with the proposed Arrangement.

During fiscal year 2010, we continued to focus our sales and marketing efforts on our market leading CareFRESH®, CareFRESH® Colors and CareFRESH® Ultra brands of small animal bedding products.  CareFRESH® Colors is our colored bedding offering and CareFRESH® Ultra is our white small animal bedding.  Both are premium line extensions to our core product, CareFRESH®.  In addition, during the year we introduced a proprietary line of small animal foods branded CareFRESH® Complete™.  We also continue to sell our Healthy Pet™ cat litter line.  Our Healthy Pet™ brand consists of a range of “natural” cat litters made from cellulose fiber, wood, grain and plant-based materials.  Through our joint marketing alliance with Supreme Petfoods Ltd, a privately held British firm, we distribute a premium line of small animal food products to pet stores across North America under such brand names as Russel Rabbit™, Gerty Guinea Pig™ and Reggie Rat™ brand premium diets.  To date our sales growth has come from our small animal bedding and food products and not from our cat litter products.

Results of Operations

The following table illustrates our financial results for fiscal year 2010 as compared to the prior fiscal year.  (U.S. dollars, in thousands):

	January 31, 2010	Percent of Sales	January 31, 2009	Percent of Sales	Percentage Change
Sales	34,575	100%	35,752	100%	-3%
Cost of Goods Sold	22,555	65%	24,270	68%	-7%
Gross Profit	12,020	35%	11,482	32%	5%

Selling, General and Administrative	8,956	26%	7,575	21%	18%

Income from Operations	3,064	9%	3,907	11%	-22%

Interest Income	11	0%	62	0%	-82%
Interest Expense	(226)	-1%	(315)	-1%	-28%

Profit before Taxes	2,849	8%	3,654	10%	-22%

Income Taxes	(1,399)	-4%	(1,415)	-4%	-1.1%

Net Income	1,450	4%	2,239	6%	-35%

Net Sales

In fiscal year 2010, our net sales decreased by 3% as compared to fiscal year 2009.  We believe that the decrease was the result of our retail customers reducing their inventory levels and, to a lesser extent, from a shift in consumer spending preferences to lower-priced products.  During fiscal year 2010, net sales for animal care products decreased from $34,934,000 to $33,884,000, as compared to fiscal year 2009.  Net sales of our industrial cleanup products decreased from $818,000 in fiscal year 2009 to $691,000 in fiscal year 2010.  We experienced reductions in domestic sales for all of our key bedding products, including CareFRESH®, CareFRESH® Ultra™, and CareFRESH® Colors products, partially offset by an increase in international sales, as well as in sales of our Healthy Pet™ bedding line.  Our strategy with regard to our industrial cleanup products has remained the same, which is to effectively service existing customers while focusing growth on animal care products.

We are uncertain how current economic uncertainties will affect our sales during fiscal year 2011.  At the end of the fiscal year some retailer customers were starting to show slight improvements in out-the-door sales and, as a result, were increasing inventory levels.  Based on these trends, we believe that our overall annual net sales will improve during fiscal year 2011.  Specifically, during fiscal year 2011, we expect sales of natural, non-colored CareFRESH® in pet specialty channels to improve slightly over sales levels from fiscal year 2010.  We believe this will be mostly driven by increased sales of our brand extension products, rather than from a growth in the sales of our core product.  We will continue to invest in promotional activity on the retail level.  We anticipate that natural CareFRESH® will continue to represent the majority of our sales through the 2011 fiscal year.  We also see growth opportunities for our full line of bedding products and believe they will continue to gain market share and growing customer acceptance. However, as we add new items to our line of products, they will need to compete for limited shelf space at the pet specialty stores with our other existing products and those of our competitors, which could limit the number of products we are able to sell at a particular store. Also, although we believe that the high quality of our CareFRESH® line of products gives us a significant competitive advantage, many of our competitors have a larger breadth of products and more established relationships with the mass merchandiser and grocery stores, which makes competition in these channels more challenging for us.  Further, the ongoing global economic uncertainties have resulted in lower than expected sales growth of our products, as a result of decreased consumer spending and reduced customer traffic at our major customers’ stores. With respect to our lines of cat litter products, subject to the considerations described above, we expect revenue growth to be flat to down during the coming fiscal year.

Gross Profit

As fiscal year 2010 came to an end, our production facility in Ferndale, Washington was operating beyond management’s expectations, while our facility in Jesup, Georgia continued to experience operational inconsistencies, and both of our production facilities faced challenges that directly affected their production costs.  These challenges included increased input costs, materials cost, ongoing maintenance costs associated with achieving a high rate of product quality and production efficiencies, and high freight cost during the last half of the year.  However, even in light of these additional costs, we were able to improve our gross margin (gross profit divided by sales) from 32% in fiscal year 2009 to 35% in fiscal year 2010.
.

For fiscal year 2011 we expect that our gross margin will decrease.  The reasons for this expectation are as follows.  First, economic conditions will continue to make it challenging to raise prices.  Second, we are not achieving the overall reduced costs of raw materials that we had initially expected due to:  our product mix (with increased sales of our higher-cost products); slow and uncertain  reactions from raw material suppliers in response to our request for additional supplies; and the shortage of key low-cost raw material sources for certain of our facilities.  Third, depreciation charges resulting from our new production facilities will also have a negative effect on our gross margin.  Fourth, any slowdown in sales could result in increased production costs on a per unit basis due to a loss of efficiencies gained from higher production rates.

We plan to continue to make capital investments in infrastructure and technology at all of our facilities to help decrease the costs of production, though at a lower rate than in recent years.

Selling, General and Administrative Expenses

During fiscal year 2010, our selling, general and administrative expenses increased by 18% as compared to fiscal year 2009. This increase was primarily the result of costs related to the proposed Arrangement, which as of January 31, 2010 totaled $903,000.  Net of these one-time expenses, sales, general, and administrative expenses increased by 6% in fiscal year 2010 as compared to fiscal year 2009.  This increase was primarily the result of investments made in sales and marketing and new product development.

We anticipate that investments in sales and marketing programs and new product development costs, along with our stock-based compensation expenses and growing public company reporting expenses, will continue to increase selling, general and administrative expenses during fiscal year 2011, though not at the rate at which they increased during the current fiscal year.  During fiscal year 2011, we intend to continue our marketing and new product development initiatives.  Our seasoned sales staff is respected in the animal care industry and has proven to be efficient and effective in selling to the wholesale distribution segment of the pet specialty channel.  We feel that the fiscal year 2011 sales plan should enable us to achieve our strategic objectives without significantly increasing our selling expenses, provided that this projection may change depending on the reaction of our competitors.  On the administrative side, costs resulting from compliance with SEC and NYSE Amex requirements are projected to continue to grow and we may also need to hire additional administrative personnel growth as sales levels increase.

As discussed in Note 14 (“Segmented Information”) to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, operating income including selling, general and administrative expenses, but before depreciation for our animal care product segment, decreased by 16% in fiscal year 2010 as compared to fiscal year 2009

Interest Expense

Interest expense in fiscal year 2010 totaled $226,000 as compared to $315,000 during fiscal year 2009.  This decrease was due to a reduction in the variable interest rate we pay on the bonds that were used to finance the Jesup, Georgia facility and the reduction in principal amounts as we pay off our bonds according to their terms.  We currently have no plans to enter into additional debt financing, which means that we are projecting a decrease in interest expenses in fiscal year 2011 as the principal portion of our existing debt is paid down.  This projection assumes that variable interest rates will remain low during fiscal year 2011.

Income Tax

Absorption incurred federal income taxes during fiscal year 2010 at an effective rate of 49%.  The effective rate is higher than the rate incurred during fiscal year 2009 (of 38%).  This increased rate was the result of the costs incurred in connection with the proposed Arrangement, resulting in a net operating loss in Canada, which is fully reserved for through a valuation allowance.  A valuation allowance has been reserved for all Canadian deferred income tax assets as these assets are not expected to be utilized in future periods.

Net Income

Our net income for the year ended January 31, 2010 decreased by 35% as compared to the same period in the prior fiscal year. This decrease in net income as compared to the prior period was the result of a slight decrease in sales and an increase in our selling, general, and administrative costs, primarily caused by expenses related to the proposed Arrangement.  We believe that our ability to remain profitable in fiscal year 2010 despite a decrease in sales and an increase in selling, general and administrative costs was the result of a continued concentration on the implementation of the key components of our business plan that focus on increasing production efficiencies and controlling indirect costs.

Our focus during fiscal year 2011 will be to improve current sales levels as the global economy begins to improve, and minimize the growth of our selling general and administrative costs while attempting to maintain gross profit margins.  Our biggest challenges for the coming fiscal year will be maintaining existing sales levels as the buying habits of retail customers continue to change, continuing the improvement of our gross margin, and maintaining selling, general and administrative expenses at levels that create opportunities for future growth.  We will continue to invest in future marketing programs to offset competitive pressures as necessary.  In addition, we anticipate that existing levels of depreciation resulting from our prior investment in plant and equipment will negatively affect our fiscal year 2011 net income.

Earnings Before Interest, Taxes, Depreciation, and Amortization (EBITDA)

We believe that one of our key financial and operating performance metrics is Earnings before Interest, Taxes, Depreciation, and Amortization (EBITDA).  Our EBITDA decreased by 14% during fiscal year 2010 as compared to fiscal year 2009.  The decrease for fiscal year 2010 was substantially the result of a reduction in sales and higher selling, general, and administrative costs.

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

	For the year ended
(U.S. dollars in thousands)	January 31, 2010	January 31, 2009	Percentage Change

Net Income (as reported on Condensed Consolidated Statement of Operations)	$1,450	$2,239
Interest expense	226	315
Interest income	(11)	(62)
Income tax provision	1,399	1,415
Depreciation & amortization	1,757	1,830
EBITDA	$4,821	$5,737	-16%

During fiscal year 2011, management will continue to focus on EBITDA as a key performance indicator.

Liquidity and Capital Resources

During fiscal year 2010 we focused on improving the production efficiencies at both of our plants.  Our improved gross margin in the last half of fiscal year 2010 was the result of both the success we had in improving production efficiencies and the reduction in energy and transportation costs.  We believe that the improvement in our production facilities will help provide a solid return on the investments we have made in capital expansion over the past several years.

The table below illustrates the effects this capital expansion plan has had on our financial statements (U.S. dollars, in thousands):

	As of January 31, 2010	As of January 31, 2009
Financial Condition
Total Assets	$32,610	$31,281
Total Liabilities	10,356	10,895
Total Equity	$22,254	$20,386

Debt/equity ratio	0.47	0.53
Assets/debt ratio	3.15	2.87

Working Capital
Current assets	$13,277	$11,465
Current liabilities	$3,716	$3,595

Current ratio	3.57	3.19

Cash Position
Cash, restricted cash & short term investments	$7,140	$4,146
Cash generated from operations	$5,593	$3,644

Financial Condition

During fiscal year 2010, the value of our total assets increased.  This was primarily the result of an increase in cash and cash equivalents generated from operating activities.  Accounts receivable remained flat during the fiscal year and our inventory levels decreased as a result of tight management controls.  In addition, current liabilities increased only slightly.  These changes in current accounts were offset by limited capital investments, which resulted in our significant increase in cash balances.  We also had a decrease in total liabilities resulting from the payment made on the principal portion of our long term debt.

As discussed under Note 8 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we currently have three long-term debt facilities, including our September 2006 bond financing arrangement with GE Capital Public Finance, Inc (“GECPF”), our March 2003 bond financing with GECPF and our September 2004 tax-exempt bond financing with BB&T.

We believe that our main credit risk exposure in fiscal year 2011 will come from meeting the covenants included in our debt facilities and the marketability of tax exempt industrial revenue bonds.  As of the end of fiscal year 2010 we were over minimum financial requirements and under maximum requirements included in these covenants.  The covenant-related ratios that we believe pose the most significant risk in the future are those based on cash flow.  Any significant decrease in our cash flow could result in the breach of one or more of these loan covenants. If we fail to satisfy the financial covenants or other requirements contained in our debt facilities, our debts could become immediately payable at a time when we are unable to pay them, which would adversely affect our liquidity and financial condition.  In addition, if we are to make cash flow decisions to remain within our loan covenants, these decisions could affect our ability to effectively execute on our long term business strategy.

The marketability of tax exempt industrial revenue bonds is a potential industry-wide issue, and is not related to our liquidity or results from operations.  The industrial revenue bonds for our Jesup, Georgia facility are remarketed and the industrial revenue bonds for our Ferndale, Washington facility are held by GE Capital Public Finance, Inc.  If the industrial revenue bonds that are remarketed were not able to be sold, due to a market failure, according to the terms of the bond agreement, we would likely have to pay off the outstanding balance, which is currently $2,800,000.

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

Working Capital

During fiscal year 2010, our working capital position continued to improve as current assets increased and current liabilities increased only slightly.  The majority of the increase in current assets was the result of increased cash generated from operating activities.  Current liabilities increased primarily due to increases in taxes payable and amounts due to a related party in connection with the proposed Arrangement.  These changes resulted in our current ratio (current assets divided by current liabilities) increasing from 3.19 at the end of fiscal year 2009 to 3.57 at the end of fiscal year 2010.

In fiscal year 2011 we expect that if sales levels grow, our current assets will continue to increase as a result of positive cash flow and an increase in accounts receivable and inventories.  We also expect that current liabilities will increase as a result of growing accounts payable related to the general growth of the company.  Even though we expect both current assets and current liabilities to grow, we believe that our net working capital position will improve over the coming fiscal year.

Cash Position

We believe that our existing cash on hand and our long-term debt currently provide us with enough cash to meet our existing needs for the foreseeable future.  Cash and investments increased during fiscal year 2010, primarily as a result of cash generated from operations. We expect cash on hand to increase during fiscal year 2011, mostly as a result of cash generated from operations which will not be significantly off-set by cash used for investing activities.  We will continue to closely monitor both current liabilities and current assets as they relate to the generation of cash, with an emphasis on maximizing potential sources of cash.

Cash Generated from Operations

During fiscal year 2010 we generated $5,593,000 in cash from operating activities.  The cash generated during fiscal year 2010 was a 53% increase over the $3,644,000 in cash generated during fiscal year 2009.  If our sales continue to increase and we are able to continue to profitably produce our products, we should be able to continue to generate cash from operating activities during fiscal year 2011, although it cannot be assured that this will be the case.

Financing and Investing Activities

Cash used for financing activities during fiscal year 2010 was $877,000.  This was the result of principal payments made on our long-term debt.  Cash used in investing activities during fiscal year 2010 was approximately $1,722,000.   This cash was used for the acquisition of fixed assets.  A portion of these assets were production-related items that were replaced as part of our ongoing maintenance program.  We also made several investments during fiscal year 2010 to reduce costs and improve efficiencies in the areas of fiber recovery, energy use, and product handling.

We believe that for the near future we will not need to use cash to invest in significant capital improvements.  We will continue to use cash to fully maintain our existing facilities and to make improvements which we expect will increase production efficiencies and reduce manufacturing costs.

Related Party Transaction

In connection with the Arrangement, in response to an unsolicited offer to purchase International Absorbents, we engaged in an auction process to solicit potential bids related to the sale of International Absorbents and incurred significant costs in connection therewith.  Included in these expenses is $326,000 owed to Arctic Acquisitions, Inc. (“Arctic”), an entity partially owned by certain of our executive officers and one of our directors, as reimbursement of certain fees and expenses incurred by Arctic during our auction process.  The independent members of our board of directors as well as our audit committee determined that the activities engaged in by Arctic during the auction process helped to increase the value of our common shares and thus generate additional value for our shareholders.  Specifically, among other things, Artic made the initial viable bid which commenced the auction process. Therefore, the independent members of our board of directors determined that incurrence and reimbursement of these expenses was in the best interest of the company and its shareholders.

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

In addition to the significant accounting policies described in Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following discussion addresses our critical accounting policies.

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

Revenue Recognition

If the actual costs of sales returns and incentives were to significantly exceed the recorded estimated allowance, our sales would be adversely affected in that we would record additional reserves which would reduce our net sales revenue.  Revenues from the sale of products are recognized at the time title passes to the purchaser, which is generally when the goods are conveyed to a carrier. When we sell F.O. B. destination point, title is transferred and we recognize revenue on delivery or customer acceptance, depending on terms of the sales of the agreement.  All revenue is recognized net of any discounts, returns, allowances and sales incentives.  The Company participates in trade-promotions programs such as shelf price reductions and consumer coupon programs that require the Company to estimate and accrue the expected costs of such programs. Historically we have not had sales returns or incentive requests applied to a fiscal year in greater amounts than what was reserved for.  By following our revenue recognition policies we have been able to accurately assess the value of both sales returns and sales incentives.  We have annually updated the sales incentive amounts that are annually accrued to match the sales incentive agreements that we have with our customers.  By doing so, we have maintained a consistent methodology while adjusting our estimates to more closely reflect our activities within the market place.  We believe that it is unlikely that our assumptions or methodology for accounting for revenue recognition, sales returns, and sales incentives will change in the future.  However, we do believe that it is likely that the actual estimates that we use for our sales incentive programs and sales returns may change in the future from time to time as a result of a dynamic marketplace.

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

Effective February 1, 2007, the Company adopted Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Though the validity of any tax position is a matter of tax law, the body of statutory, regulatory and interpretive guidance on the application of the law is complex and often ambiguous. Because of this, whether a tax position will ultimately be sustained may be uncertain. Under FIN 48, the impact of an uncertain tax position that is more likely than not of being sustained upon audit by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. No portion of an uncertain tax position will be recognized if the position has less than a 50% likelihood of being sustained.

Stock-Based Compensation

Effective February 1, 2006, we adopted the fair value recognition provisions of ASC 718, Stock Compensation, using the modified prospective transition method. Under that transition method, compensation cost recognized in fiscal year ended January 31, 2007 and all subsequent fiscal years thereafter includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested, as of January 31, 2006, based on the grant date fair value estimated in accordance with the original provisions of ASC 718, and (b) compensation cost for all stock-based payments granted subsequent to February 1, 2006, based on the grant date fair value estimated in accordance with the current provisions of ASC 718. Results for prior periods have not been restated, as provided for under the modified-prospective method.  For details regarding the effect on our financial statements of using this methodology, please see Note 2 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX

Report of Independent Registered Public Accounting Firm	Page 28

Consolidated Balance Sheets at January 31, 2010 and 2009	Page 29

Consolidated Statements of Income for the Fiscal Years ended January 31, 2010 and 2009	Page 30

Consolidated Statements of Changes In Stockholders’ Equity for the Fiscal Years ended January 31, 2010 and 2009	Page 31

Consolidated Statements of Cash Flows for the Fiscal Years ending January 31, 2010 and 2009	Page 32

Notes to Consolidated Financial Statements, January 31, 2010 and 2009	Page 33

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
International Absorbents Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of International Absorbents Inc. and Subsidiary (the “Company”) as of January 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Absorbents Inc. and Subsidiary as of January 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Seattle, Washington
April 29, 2010

International Absorbents Inc. and Subsidiary
Consolidated Balance Sheets
As at January 31, 2010 and 2009
(in thousands of U.S. dollars)

	2010	2009

Assets
Current assets:
Cash and cash equivalents	$7,140	$4,146
Accounts receivable, net	2,637	2,699
Inventories, net	3,157	4,286
Prepaid expenses	172	162
Deferred income tax asset	171	172
Total current assets	13,277	11,465

Property, plant and equipment, net	19,155	19,610
Other assets, net	178	206
Total assets	$32,610	$31,281

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued liabilities	$2,197	$2,686
Related party payables	332	5
Current portion of long-term debt	899	877
Income taxes payable	288	27
Total current liabilities	3,716	3,595

Deferred income tax liability	1,603	1,364
Long-term debt	4,888	5,787
Other long term liabilities	149	149
Total liabilities	10,356	10,895

Stockholders' equity:

Common stock, no par value -
Unlimited shares authorized,
6,410,282 issued and outstanding at
January 31, 2010 and 2009	8,487	8,487
Additional paid in capital	2,241	1,823
Retained earnings	11,526	10,076
Total stockholders' equity	22,254	20,386
Total liabilities and stockholders' equity	$32,610	$31,281

The accompanying notes are an integral part of these consolidated financial statements.

International Absorbents, Inc. and Subsidiary
Consolidated Statements of Income
For the years ended January 31, 2010 and 2009
(in thousands of U.S. dollars, except earnings per share amounts)

	2010	2009

Sales, net	$34,575	$35,752
Cost of goods sold	22,555	24,270
Gross Profit	12,020	11,482

Selling, general and administrative expenses	8,956	7,575

Income from operations	3,064	3,907
Interest expense	(226)	(315)
Interest income	11	62
Income before provision for income taxes	2,849	3,654

Income tax provision	(1,399)	(1,415)
Net income	$1,450	$2,239

Basic earnings per share	$.23	$.35
Fully diluted earnings per share	$.22	$.35

Weighted average number of shares outstanding
(in thousands)
Basic	6,410	6,410
Diluted	6,457	6,446

The accompanying notes are an integral part of these consolidated financial statements.

International Absorbents Inc. and Subsidiary
Consolidated Statement of Changes in Stockholders’ Equity
For the years ended January 31, 2010 and 2009
(in thousands of U.S. dollars)

	Common Shares (in 1,000's)		Additional Paid in Capital		Total
					Stock-
				Retained	Holders'
		Amount		Earnings	Equity

Balance as of January 31, 2008	6,410	8,487	1,365	7,837	17,689
Stock based compensation	-	-	458	-	458
Net income	-	-	-	2,239	2,239

Balance as of January 31, 2009	6,410	$8,487	$1,823	$10,076	$20,386
Stock based compensation	-	-	418	-	418
Net income	-	-	-	1,450	1,450

Balance as of January 31, 2010	6,410	$8,487	$2,241	$11,526	$22,254

The accompanying notes are an integral part of these consolidated financial statements.

International Absorbents Inc. and Subsidiary
Consolidated Statement of Cash Flows
For the years ended January 31, 2010 and 2009
(in thousands of U.S. dollars)

	2010	2009

Cash flows from operating activities

Net income	$1,450	$2,239
Adjustments to reconcile net income to net cash
used for operating activities
Depreciation and amortization	1,757	1,830
Loss on disposal of equipment	1	1
Stock-based compensation	418	458
Deferred taxes	240	240
Changes in operating assets and liabilities
Accounts receivable	62	(340)
Inventories	1,129	(1,120)
Prepaid expenses	(10)	(7)
Accounts payable and accrued liabilities	(42)	268
Income taxes receivable/payable	261	(27)
Due to related party	327	(1)
Other long term liabilities	-	103
Net cash flows from operating activities	5,593	3,644

Cash flows from investing activities
Purchase of property, plant and equipment	(1,722)	(1,450)
Net cash flows from investing activities	(1,722)	(1,450)

Cash flows from financing activities
Repayment of long-term debt	(877)	(857)
Net cash flows from financing activities	(877)	(857)

Net change in cash	2,994	1,337

Cash and cash equivalents, beginning of period	4,146	2,809

Cash and cash equivalents, end of period	$7,140	$4,146

Cash paid for interest (net of amounts capitalized)	$224	$321

Cash paid for income taxes	$893	$1,099

Non-cash investing activities
Increase (decrease) in property, plant and equipment and
accounts payable for purchase of plant and equipment	$(447)	$454

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

As more fully described in our definitive proxy statement filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2010 (the “Proxy Statement”), on December 14, 2009, IAX entered into an Arrangement Agreement (the “Arrangement Agreement”) with IAX Acquisition Corporation, a Delaware corporation (“Parent”), and IAX Canada Acquisition Company Inc., a corporation incorporated under the laws of the Province of British Columbia (“Canada Sub”) and a wholly-owned subsidiary of Parent. The Arrangement Agreement provides that, upon the terms and subject to the conditions set forth in the Arrangement Agreement, Parent, through its wholly-owned subsidiary, will acquire all of the outstanding common shares of IAX for $4.75 per common share in cash, with IAX continuing as the surviving corporation (the “Arrangement”). As a result of the Arrangement, IAX will become a wholly-owned subsidiary of Parent. The consummation of the Arrangement is subject to various closing conditions, including obtaining the approval of the Arrangement by our shareholders and the Supreme Court of British Columbia.  The Arrangement Agreement contains certain termination rights for IAX, Parent and Canada Sub and further provides that, upon termination of the Arrangement Agreement under specified circumstances, IAX may be required to pay Parent a termination fee of 4% of the aggregate purchase price.  The IAX board of directors and the board of directors of Parent have approved the Arrangement Agreement.  In addition, concurrently with the execution of the Arrangement Agreement, certain of IAX’s executive officers, who together hold approximately 11.2% of IAX’s issued and outstanding common shares, have entered into a support agreement whereby they agreed, among other things, to vote all common shares held by them in favor of the approval of the Arrangement.

The Company operates in two segments and is engaged in the development and sale of value added products made from waste short fiber pulp (“SFP”) utilizing proprietary technology. The Company predominately markets and sells animal and pet bedding products that are sold in consumer retail and commercial bedding markets.  In addition, the Company markets and sells SFP-based products used for general industrial spill cleanup, marine oil-cleanup, and oil/water filtration, and hydro mulch products. The Company has established distribution primarily in North America.

2.         Significant accounting policies

Generally accepted accounting principles

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

Accounting Standards Codification

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

Accounts receivable and allowance for doubtful accounts

The Company typically offers credit terms to its customers without collateral.  The Company records accounts receivable at the face amount less an allowance for doubtful accounts.  On a regular basis, the Company evaluates its accounts receivable and establishes these allowances based on a combination of specific customer circumstances, as well as credit conditions and the history of write-offs and collections.  Where appropriate, the Company obtains credit rating reports and financial statements of the customer to initiate and modify their credit limits.   The Company obtains credit insurance for certain accounts that qualify for coverage in order to minimize credit risk exposure.  If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change.  At January 31, 2010 and 2009, management considered all accounts receivable in excess of the allowances for doubtful accounts to be fully collectible.

Inventories

Finished good inventories are valued at the lower of cost (determined on the first-in, first-out basis) or net realizable value. Cost includes direct materials, labor and overhead allocation.  Raw materials and supplies are valued at the lower of cost (determined on the first-in, first-out basis) or net realizable value. The Company records inventory reserves for obsolete and slow-moving items. Inventory reserves are based on inventory turnover trends and historical experience. As of January 31, 2010 and 2009, inventory reserves were $90,000 and $41,000, respectively.

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

Other assets

Other assets include deferred financing fees, which represent costs incurred in connection with long-term debt (see Note 8).  As of January 31, 2010 and 2009, the deferred financing fees were $178,000 and $206,000, respectively, which are net of accumulated amortization of $166,000 and $138,000, respectively. Amortization expense was $28,000 and $30,000 for the years ended January 31, 2010 and 2009, respectively.  The Company is amortizing into interest expense the deferred financing fees on a straight line basis which approximates the interest method over the term of the related debt.

Revenue recognition

Revenues from the sale of products are recognized at the time title passes to the purchaser, which is generally when the goods are conveyed to a carrier. When the Company sells F.O.B. destination point, title is transferred and the Company recognizes revenue on delivery or customer acceptance, depending on terms of the sales agreement.

All revenue is recognized net of any discounts, returns, allowances and sales incentives, including coupon redemptions and rebates. The Company participates in trade-promotion programs such as shelf price reductions and consumer coupon programs that require the Company to estimate and accrue the expected costs of such programs. Store coupons creating an obligation to the third party are recognized as a liability when distributed based upon expected consumer redemptions. The Company maintains liabilities based on historical experience and management’s judgment at the end of each period for the estimated expenses incurred, but unpaid for these programs.  Net revenue is presented net of any taxes collected from customers and remitted to government entities.

Shipping and handling costs

Revenues generated from shipping and handling costs charged to customers are included in sales and were $349,000 and $433,000 in fiscal years 2010 and 2009, respectively.  Shipping and handling costs for outbound and inbound shipping charges are included in cost of goods sold and were $3,230,000 and $4,645,000 in fiscal years 2010 and 2009, respectively.

Foreign exchange

The Company’s reporting currency is the U.S. dollar.  The Company considers the U.S. dollar to be the functional currency in foreign jurisdictions.  Accordingly, amounts denominated in foreign currencies are re-measured to U.S. dollars at historical and current exchange rates.  Gains and losses resulting from foreign currency transactions are included in the consolidated statement of earnings.

Advertising

Advertising costs are expensed when incurred and were $478,000 and $211,000 during fiscal years 2010 and 2009, respectively.

Net earnings per share

Basic net earnings per share is computed using the weighted average number of common shares outstanding for the period.  Diluted net earnings per share is computed using the weighted average number of common shares and potentially dilutive common share equivalents outstanding.  Stock options that are anti-dilutive are not included in diluted net earnings per share.

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

Effective February 1, 2007, the Company adopted ASC 740, “Unrecognized Tax Benefits,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Though the validity of any tax position is a matter of tax law, the body of statutory, regulatory and interpretive guidance on the application of the law is complex and often ambiguous. Because of this, whether a tax position will ultimately be sustained may be uncertain. The impact of an uncertain tax position that is more likely than not of being sustained upon audit by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. No portion of an uncertain tax position will be recognized if the position has less than a 50% likelihood of being sustained

Stock-based employee compensation

Effective February 1, 2006, the Company adopted the fair value recognition provisions of ASC 718, “Compensation-Stock Compensation” using the modified prospective transition method. Under this transition method, compensation cost recognized in fiscal year ended January 31, 2007 and all subsequent fiscal years thereafter includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value calculated in accordance with the original provisions of ASC 718, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value calculated in accordance with the current provisions of ASC 718.

Total stock-based compensation expense recognized in the income statement for the years ended January 31, 2010 and 2009 was $412,000 and $454,000, respectively, of which $15,000 and $18,000, respectively, was recognized in cost of goods sold and $397,000 and $436,000, respectively, was recognized in selling, general and administrative expenses. All of the stock-base compensation was related to incentive stock options held by employees and non-employee directors for which no tax benefit is recognized.

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes-Merton option valuation model, which incorporates various assumptions including volatility, expected life forfeiture rate and risk-free interest rates. The assumptions used for the years ended January 31, 2010 and 2009 and the resulting estimates of weighted-average fair value per share of options granted during those periods are as follows:

			Jan. 31, 2010	Jan. 31, 2009

a	)	risk free interest rate	0.00%	1.96%

b	)	expected volatility	24.10%	110.41%

c	)	expected dividend yield	0.00%	0.00%

d	)	estimated average life (in years)	0.50	4.47

The expected life of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The Company has not paid dividends in the past and does not plan to pay any dividends in the near future. As stock-based compensation expense recognized is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s forfeiture rate is calculated based on the Company’s historical experience of awards which ultimately vested.

The remaining unvested compensation for the fair value of stock options to be recognized was $347,000 and $760,000 at January 31, 2010 and 2009, respectively.

Other stock-based compensation

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees and non-employee directors in accordance with ASC 505, Equity Based Payments to Non-Employees. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services. Stock-based compensation recognized under was $6,000 and $4,000 during 2010 and 2009, respectively.

Comprehensive income

The Company has adopted ASC 220, which establishes standards for reporting and presentation of comprehensive income and its components in consolidated financial statements. Comprehensive income includes all changes in equity during the period, except those resulting from transactions with shareholders of the Company. It has two components: net income and other comprehensive income.  The Company has no material components of other comprehensive income or accumulated other comprehensive income.

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

In May 2009, the FASB issued accounting guidance which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company adopted this guidance during the second quarter of fiscal year 2010. The Company performed an evaluation of events through April 21, 2010, the date which the financial statements for the fiscal year 2010 were issued, for the purpose of identifying events which required adjustment to, or disclosure in, the Company’s financial statements as of and for the year ended January 31, 2010.

3.         Fair Value Measurements

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

The Company had no financial instruments measured at fair value on a recurring basis for the fiscal year ended January 31, 2010 or the fiscal year ended January 31, 2009.

Effective July 31, 2009, the Company adopted ASC Topic 825 (ASC 825-10-65) (formerly FASB Staff Position (FSP) FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”).  ASC 825 requires that the fair value of all financial assets and liabilities for which it is practicable to estimate fair value and are within the scope of SFAS 107, “Disclosures about Fair Value of Financial Instruments,” be disclosed for interim and annual periods.

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

4.        Balance sheet components (in thousands of U.S. dollars)

	2010	2009

Accounts receivable
Trade	$2,697	$2,744
Allowance for doubtful accounts	(60)	(45)
	$2,637	$2,699

Inventories
Raw materials	$1,436	$2,006
Finished goods	1,721	2,280
	$3,157	$4,286

Accounts Payable and accrued liabilities
Accounts payable
Trade	$720	$1,031
Equipment and other	6	453
Accrued Liabilities
Payroll	759	746
Other	712	456
	$2,197	$2,686

5.        Property, Plant and Equipment

	2010	2009
Property, plant and equipment
Land	$1,547	$1,547
Buildings	10,237	8,950
Equipment	16,939	15,961
Construction in progress	186	1,189

	$28,909	$27,647
Less: Accumulated depreciation	(9,754)	(8,037)
	$19,155	$19,610

Depreciation expense from property, plant and equipment for the fiscal years ended January 31, 2010 and 2009 was $1,729,000 and $1,800,000, respectively.

6.        Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, short-term investments and trade accounts receivable. Receivables arising from sales to customers are generally not significant individually and are not collateralized; as a result, management continually monitors the financial condition of its customers to reduce the risk of loss. The Company had three customers who individually exceeded 10% of sales, who collectively accounted for 69% and 44% of total trade accounts receivable at January 31, 2010 and 2009, respectively, and who collectively accounted for 58% and 59% of total sales during the fiscal year ending January 31, 2010 and 2009, respectively.

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

7.        Operating line of credit

As of May, 2009 the company has chosen to not carry an operating line of credit.

8.       Long-term debt (in thousands of U.S. dollars)

	2010	2009
Tax-exempt bonds	$5,787	$6,664
Total debt	5,787	6,664
Less: current portion	(899)	(877)
Long-term debt	$4,888	$5,787

On September 14, 2006, the Company entered into a bond financing agreement in the amount of $1,600,000 with GE Capital Public Finance, Inc. (“GECPF”) to fund the purchase and installation of manufacturing equipment to be used in connection with the closure and relocation of the Bellingham, Washington production facility to the new Ferndale, Washington manufacturing and warehouse facility.  GECPF agreed to fund and guarantee the Economic Development Revenue Bond issued by the Washington State Economic Finance Authority at a fixed interest rate of 5.70%, amortized over 90 months with interest-only payments during the six months of construction.  If Absorption defaults under the terms of the loan agreement, including failure to pay any amount when due or violating any of the financial and other covenants, GECPF may accelerate all amounts then-owing under the bond.  Costs incurred in issuing the bond were $32,000.  The bond is secured by the equipment financed. At January 31, 2010 and 2009 the balance outstanding was $1,028,000 and $1,240,000, respectively.

In September of 2004, the Company completed a $4,900,000 tax-exempt bond financing.  Of the total proceeds from the financing, $2,099,000 were used to pay off the loan held by Branch Banking &Trust Co., $98,000 was paid for costs of issuance and the remaining proceeds of $2,703,000 were placed in a trust account to be used to finish the construction of the new production facility located in Jesup, Georgia.  The bonds were issued by Wayne County Industrial Development Authority in the state of Georgia.  The bonds have a variable rate equal to Branch Banking & Trust Co.’s Variable Rate Demand Bond “VRDB” rate ( 0.36 % as of  March 25, 2010) plus a  letter of credit fee of 0.95%, a remarketing fee of 0.125% and a $2,000 annual trustee fee.  The term of these bonds is seven years for the equipment portion and 15 years for the real estate portion.  The bond is secured by the property, building, and equipment financed.  At January 31, 2010 and 2009, the balance outstanding was $2,800,000 and $3,300,000, respectively.  The letter of credit expires September 2, 2011, at which time it will need to be renewed.

In March 2003, the Company completed a $2,910,000 bond financing, comprised of $2,355,000 as tax exempt and $555,000 as taxable.  The bonds were issued through the Washington Economic Development Finance Authority in Washington State.  The purchaser and holder of the bonds is GECPF.  The tax exempt bonds have a fixed rate of 5.38% with a term of 190 months, maturing February 2019, and with interest-only payments for the first 52 months.  The taxable bonds had a fixed rate of 5.53% a term of 52 months, and matured in August 2007. The indebtedness underlying the bonds is secured by a mortgage on the real property, and a security interest in the equipment assets, located in Whatcom County, Washington. At January 31, 2010 and 2009, the balance outstanding was $1,959,000 and $2,124,000 on the tax-exempt bonds, respectively.

The aggregate principal maturities on long-term debt for each of the twelve-month periods subsequent to January 31, 2009 are as follows (in thousands of U.S. dollars):

Long-term
Debt
Fiscal Year ending January 31,:
2011	$899
2012	922
2013	646
2014	671
2015	462
Thereafter	2,187

$5,787

9.        Capital stock

Common shares

Holders of Common Shares are entitled to one vote per share and to share equally in any dividends declared and in distributions on liquidation.

During both fiscal years 2010 and 2009, no common stock options were exercised.

Stock options

The 2003 Omnibus Incentive Plan (the “2003 Omnibus Plan”) permits the granting of stock options (including nonqualified stock options and incentive stock options qualifying under Section 422 of the Code and for residents of Canada under the terms and conditions of the Income Tax Act of Canada), stock appreciation rights (including free-standing, tandem and limited stock appreciation rights), restricted or unrestricted share awards, phantom stock, performance awards, or any combination of the foregoing. The 2003 Omnibus Plan has 1,100,000 Common Shares reserved for issuance and/or grant.

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

The following table summarizes the Company’s stock option activity for the years ended January 31, 2010 and 2009:
		Weighted
		Average	Intrinsic
	Shares	Price	Value
Outstanding at January 31, 2008	563,517	$3.95	$196,800
Granted	174,680	3.55
Exercised	-	-
Repurchased, surrendered or expired	(42,517)	(3.24)

Outstanding at January 31, 2009	695,680	$3.89	$-
Granted	-	-
Exercised	-	-
Repurchased, surrendered or expired	(8,566)	(3.78)

Outstanding at January 31, 2010	687,114	$3.90	$472,014
Vested	312,303	$4.08	$165,203

The following table summarizes information about options outstanding at January 31, 2010:

		Weighted
	Number outstanding at	average	Outstanding	Number	Exercisable
Range of	outstanding at	remaining	weighted average	exercisable at	weighted average
exercise	January 31,	contractual life	average	January 31,	average
prices	2010	(months)	exercise price	2010	exercise price
$3.20	100,000	39	$3.20	25,000	$3.20
3.25	40,000	4	3.25	40,000	3.25
3.55	168,014	59	3.55	43,203	3.55
3.60	100,000	50	3.60	15,000	3.60
4.00	40,000	11	4.00	40,000	4.00
4.60	139,100	20	4.60	49,100	4.60
4.70	100,000	14	4.70	100,000	4.70

$3.20 – 4.70	687,114	34	$3.90	312,303	$4.08

At January 31, 2010, the Company had 365,326 remaining Common Shares available to be granted under the 2003 Omnibus Plan.

There were outstanding options to purchase 7,000 Common Shares issued to individuals who are not employees or directors of the Company as of January 31, 2010.

During December 2009, the board of directors approved an extension of the term to May 31, 2010 for 40,000 outstanding stock options.

Restricted stock units

The Company granted -0- and 75,120 restricted stock units (“RSUs”) to employees during the years ended January 31, 2010 and 2009, respectively. The RSUs have both a service and a performance condition that must be satisfied before vesting will occur.  The fair value of these RSUs is based on the fair value of the Companies common stock on the award date and the probability of achieving the performance condition. The weighted average grant date fair value of the RSUs was -0- and -0- during the years ended January 31, 2010 and 2009, respectively.

During fiscal year 2010, 37,560 RSUs expired. The outstanding RSUs at January 31, 2010 and 2009 were 37,560 and 75,120, respectively.  The intrinsic value of the outstanding RSUs was $170,898 and $197,566 as of January 31, 2010 and 2009, respectively.

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

10.     Employee benefit plan

The Company initiated a 401(k) savings plan for employees during fiscal year 2006. Employees with at least 12 months of service are eligible to participate. Under the terms of the retirement savings plan, the Company provides matching contributions equal to 100% of each participant’s contribution up to 3% of a participant’s eligible compensation and 50% of each participant’s contribution over 3% up to a maximum of 5%. The Company’s contributions to the plan totalled $103,000 and $107,000 for the years ended January 31, 2010 and 2009, respectively.

11.      Related party transactions

General and administrative expenses for fiscal year 2010 and 2009 included $76,000 and $81,000, respectively, each year for office rent and related services which were incurred on a cost reimbursement basis from a corporation owned and controlled by an officer and director of the Company. At January 31, 2010 and 2009, $6,000 and $5,000, respectively, were owing to this related party.

In connection with the Arrangement, in response to an unsolicited offer to purchase the Company, the Company engaged in an auction process to solicit potential bids related to the sale of the Company and incurred significant costs in connection therewith.  Specifically, included in the Company’s related party payables for the third quarter of fiscal year 2010 is $326,000 owed to Arctic Acquisitions, Inc. (“Arctic”), an entity partially owned by certain of the Company’s executive officers and one of its directors, as reimbursement of certain fees and expenses incurred by Arctic during the Company’s auction process. The independent members of the Company’s board of directors and the Company’s audit committee approved the reimbursement of these expenses.

12.     Income taxes

The components of income before income taxes are as follows (in thousands of U.S. dollars):

	2010	2009

U.S.	$4,019	$3,784
Canada	(1,170)	(130)
	$2,849	$3,654

The components of the provision for current income taxes consist of the following (in thousands of U.S. dollars):

	2010	2009

U.S.	$1,133	$1,103
State	15	52
Canada	10	20
	$1,158	$1,175

The components of the provision for deferred income taxes consist of the following (in thousands of U.S. dollars):

	2010	2009

U.S.	$231	$339
State	10	(99)
Canada	-	-
	$241	$240

The provision for income taxes differs from the amount computed by applying the statutory income tax rate to net income before taxes as follows (in thousands of U.S. dollars):

	2010	2009

Income tax at statutory rate (Canada)	$851	$1,128
Difference in foreign tax rate	153	118
Permanent differences	16	10
Stock option expense	138	151
Domestic production deduction	(74)	(64)
Unrealized foreign exchange loss	91	-
Change in valuation allowance	382	(333)
Change in tax rate	69	32
Effect from remeasurement from
Canadian currency	(187)	300
State and local , net	20	(18)
Other differences	(60)	91
	$1,399	$1,415

Deferred income taxes are provided for temporary differences. Deferred income tax assets and liabilities are comprised of the following (in thousands of U.S. dollars):

	2010	2009
Deferred income tax assets
Net operating loss carryforward	$297	$-
Intangibles	16	16
Non-deductible liabilities and other	172	172
State tax credits	172	168
Unrealized loss	119	35
Valuation allowance	(433)	(51)
	$343	$340
Deferred income tax liabilities
Property, plant and equipment	(1,775)	(1,532)
	$(1,775)	$(1,532)

The deferred state tax credits referenced above are job tax credits from the state of Georgia which are available to offset Georgia taxable income in future years. These credits can be carried forward 10 years and begin expiring January 31, 2018.

The Company has recorded a valuation allowance against deferred tax assets which relates to uncertainties related to utilization of Canadian deferred tax assets.  The valuation allowance increased by $382,000 during the year ended January 31, 2010 and decreased by $333,000 during the year ended January 31, 2009.

The Company has not provided for Canadian deferred income taxes on undistributed earnings of International Absorbent’s U.S. subsidiary because of its intention to indefinitely reinvest these earnings in the U.S. The determination of the amount of the unrecognized deferred U.S. income tax liability related to the undistributed earnings is not practicable.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2010	2009
Balance at beginning of year	$149	$45
Settlements	-	-
Additions for tax positions of current period	-	70
Additions for tax positions of prior periods	-	34
	$149	$149

The Company is subject to taxation in the United States, Canada and various state jurisdictions. The material jurisdictions that are subject to examination by tax authorities are for tax years after fiscal year 2005. The Company classifies interest and penalties on tax uncertainties as components of the provision for income taxes.

13.    Commitments and contingencies

Operating leases

The Company has entered into various operating lease agreements for equipment that expire in 2010 to 2013. Rental expenses for the year ended January 31, 2010 and 2009 were $134,000 and $251,000, respectively. Minimum annual rental payments under non-cancellable operating leases are approximately $61,000, $48,000, and $1,000 for the years ending January 31, 2011, 2012 and 2013, respectively.

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

Business segment data (in thousands of U.S. dollars)

	2010
	Animal
	Care	Industrial	Consolidated

Sales, net	$33,884	$691	$34,575
Operating cost and expenses	29,099	655	29,754
Operating income (loss) before depreciation	4,785	36	4,821
and amortization
Depreciation and amortization			(1,757)
Interest expense			(226)
Interest Income			11

Net income before taxes			$2,849

	2009
	Animal
	Care	Industrial	Consolidated

Sales, net	$34,934	$818	$35,752
Operating cost and expenses	29,246	769	30,015
Operating income (loss) before depreciation	5,688	49	5,737
and amortization
Depreciation and amortization			(1,830)
Interest expense			(315)
Interest Income			62

Net income before taxes			$3,654

Sales revenues by geographic areas are as follows:

	2010	2009

United States	$32,358	$33,512
Canada	961	1,093
Other countries	1,256	1,147
	$34,575	$35,752

Three customers from the Animal Care segment represent 10% or more of the Company’s sales.

	2010	2009

Customer A	$6,986	$8,084
Customer B	8,962	9,329
Customer C	4,048	3,631
	$19,996	$21,044

15.     Earnings per share

	2010
	Net Income	Shares	Per share
	(numerator)	(denominator)	amount

Basic earnings per share
Net income available to stockholders	$1,450,000	6,410,000	$0.23
Effect of dilutive securities
Stock options to purchase common stock	-	47,000
Diluted earnings per shares
Net income available to stockholders	$1,450,000	6,457,000	$0.22

	2009
	Net Income	Shares	Per share
	(numerator)	(denominator)	amount

Basic earnings per share
Net income available to stockholders	$2,239,000	6,410,000	$0.35
Effect of dilutive securities
Stock options to purchase common stock	-	36,000
Diluted earnings per shares
Net income available to stockholders	$2,239,000	6,446,000	$0.35

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

	2010	2009
Stock options excluded from the computation of diluted net
income per share, other than those used in the determination
of common stock equivalents disclosed above	587,114	555,680

16.     Selected Quarterly Financial Data (in thousands of U.S. dollars, except per share amounts)

The following table sets forth selected quarterly financial data for each of the quarters in fiscal years 2010 and 2009:

	2010
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Sales, net	$8,481	$8,358	$9,256	$8,480
Cost of goods sold	5,741	5,574	5,876	5,364
Gross Profit	2,740	2,784	3,380	3,116

Selling, general and administrative expenses	2,335	2,368	2,040	2,213

Income from operations	405	416	1,340	903
Interest expense	(53)	(55)	(57)	(61)
Interest income	1	2	3	5
Income before provision for income taxes	353	363	1,286	847

Income tax provision	(272)	(327)	(469)	(331)
Net income	$81	$36	$817	$516

Basic earnings per share	$.01	$.01	$.13	$.08
Fully diluted earnings per share	$.00	$.01	$.13	$.08

Weighted average number of shares outstanding
(in thousands)
Basic	6,410	6,410	6,410	6,410
Diluted	6,529	6,454	6,448	6,484

	2009
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Sales, net	$8,390	$9,603	$9,298	$8,461
Cost of goods sold	5,471	6,352	6,496	5,951
Gross Profit	2,919	3,251	2,802	2,510

Selling, general and administrative expenses	1,960	1,990	1,820	1,805

Income from operations	959	1,261	982	705
Interest expense	(66)	(88)	(79)	(82)
Interest income	10	24	14	14
Income before provision for income taxes	903	1,197	917	637

Income tax provision	(405)	(361)	(355)	(294)
Net income	$498	$836	$562	$343

Basic earnings per share	$.08	$.13	$.09	$.05
Fully diluted earnings per share	$.08	$.13	$.09	$.05

Weighted average number of shares outstanding
(in thousands)
Basic	6,410	6,410	6,410	6,410
Diluted	6,485	6,446	6,440	6,467

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2010, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of January 31, 2010.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fourth quarter ended January 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Effective as of April 27, 2010, our board of directors, with Gordon Ellis declaring his interest as a holder of outstanding restricted stock unit performance awards and abstaining from voting, based on the recommendation of our compensation committee and in light of the pending Arrangement, approved an amendment to each Performance Award Agreement for Restricted Stock Units held by our executive officers, each of which was granted on September 17, 2008, to extend the determination date (as defined in each agreement) from April 30, 2010 to May 31, 2010 for purposes of calculating whether the performance targets had been achieved for fiscal year 2010 and determining the vesting percentage for the first 50% of the restricted stock units thereunder.

PART III

General

As more fully described in our definitive proxy statement filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2010 (the “Proxy Statement”), on December 14, 2009, International Absorbents entered into an Arrangement Agreement (the “Arrangement Agreement”) with IAX Acquisition Corporation, a Delaware corporation (“Parent”), and IAX Canada Acquisition Company Inc., a corporation incorporated under the laws of the Province of British Columbia (“Canada Sub”) and a wholly-owned subsidiary of Parent. The Arrangement Agreement provides that, upon the terms and subject to the conditions set forth in the Arrangement Agreement, Parent, through its wholly-owned subsidiary, will acquire all of the outstanding common shares of International Absorbents for $4.75 per common share in cash, with International Absorbents continuing as the surviving corporation (the “Arrangement”). As a result of the Arrangement, International Absorbents will become a wholly-owned subsidiary of Parent. The consummation of the Arrangement is subject to various closing conditions, including obtaining the approval of the Arrangement by our shareholders and the Supreme Court of British Columbia.  The Arrangement Agreement contains certain termination rights for International Absorbents, Parent and Canada Sub and further provides that, upon termination of the Arrangement Agreement under specified circumstances, International Absorbents may be required to pay Parent a termination fee of 4% of the aggregate purchase price.  Our board of directors and the board of directors of Parent have approved the Arrangement Agreement.  In addition, concurrently with the execution of the Arrangement Agreement, certain of our executive officers, who together hold approximately 11.2% of our issued and outstanding (on a fully diluted basis) common shares, have entered into a support agreement whereby they agreed, among other things, to vote all common shares held by them in favor of the approval of the Arrangement.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of the Company

The Articles of the Company provide that the number of directors on our board of directors may be determined by a majority of the shareholders, but shall be the greater of three directors, the number of directors most recently set by ordinary resolution and the number of directors who were most recently elected or continuing in office following the retirement of any directors. In addition, the Articles of the Company provide for the division of the board of directors into two classes, whereby the term of office for each class of directors alternately expires upon the second succeeding general meeting. Currently, Class I has two directors with terms expiring in 2010, and Class II has three directors with terms expiring in 2011.

There is no arrangement or understanding between any director or executive officer and any other person pursuant to which the director or executive officer was selected as a director or executive officer.

The following table sets forth certain information about our current directors and executive officers as of April 29, 2010.

Name	Age	Position	Year First Elected or Appointed	Term to Expire
Gordon L. Ellis	63	Director, Chairman, President, Chief Executive Officer	1985	2010

Michael P. Bentley	47	Director	2003	2010

John J. Sutherland	60	Director	1988	2011

Lionel G. Dodd	70	Director	2002	2011

Daniel J. Whittle	55	Director	2003	2011

David H. Thompson	49	Chief Financial Officer, Secretary	1998	2010

Douglas E. Ellis	58	President of Absorption Corp.	1998	2010

Shawn M. Dooley	50	Vice President of Absorption Corp.	1991	2010

The following is a brief summary of the business experience of each director and executive officer.

Gordon L. Ellis became a Class I director of our predecessor West-Norse Resources Ltd in July 1985, which changed its name to Absorptive Technologies Inc. (“Absorptive”) in 1986 and to International Absorbents Inc. in 1999. In July 1988 Mr. G. Ellis was elected executive chairman of the board. Appointed as our president and chief executive officer in November 1996, Mr. G. Ellis has been responsible for managing our business affairs, overall growth and expansion since that time. For the past 14 years, Mr. G. Ellis has devoted half his time to our company and the other half in unrelated venture capital and investment business enterprises. Mr. G. Ellis is also a director of Absorption Corp., our wholly-owned subsidiary (“Absorption”). In 1972, Mr. G. Ellis received a Bachelor of Science degree in geophysics and in 1974 a Masters degree in Business Administration in International Finance, both from the University of British Columbia. Mr. G. Ellis is a registered professional engineer, a chartered director, a member of both the Canadian Institute of Mining Metallurgy and the Society of Exploration Geophysicists. Since September 2005, Mr. G. Ellis has been a director of United States Commodity Funds, LLC, which is the sole general partner of United States Oil Fund, LP, United States Natural Gas Fund, LP, United States 12 Month Oil Fund, LP, United States Gasoline Fund, LP and United States Heating Oil Fund, LP, each a commodity pool listed on the NYSE Arca, which invests primarily in futures contracts. Between June and August 2006, Mr. G. Ellis was a director of El Capitan Precious Metals Inc. Mr. G. Ellis is a director/trustee of Polymer Solutions, Inc., a public company that liquidated in 2004 (“PSI”). Mr. G. Ellis is the brother of Douglas Ellis, the president of Absorption.

Mr. G. Ellis possesses valuable corporate leadership expertise and exceptional business acumen. As the longest standing board member, Mr. G. Ellis provides the board with useful insights into management, as well as knowledge of all aspects of our business and its history.

John J. Sutherland became a Class II director of our predecessor Absorptive in August 1988 and has served as a director since that time. He is chair of the audit committee and serves on the corporate governance committee and the strategic alternatives special committee. Mr. Sutherland graduated from the BC Institute of Technology in 1970, and in 1976 received his certified general accountant designation. Since February 2007, Mr. Sutherland has been vice president and chief financial officer of Goldgroup Resources Inc., a private company involved in the exploration and development of mining properties focused in Mexico. In May 2007, Mr. Sutherland joined Uracan Resources, a uranium exploration company listed on the TSX Venture Exchange (“TSX-V”), as its chief financial officer and corporate secretary, and he became a director of Uracan Resources in April 2009. He joined Arco Resource Group (Formerly Atomic Minerals Ltd.) in December 2007 as a director and serves on the compensation and audit committees. Arco Resource Group engages in mining exploration and development and is listed on the TSX-V. In October 2007, Mr. Sutherland joined Silex Ventures Ltd., a capital pool company listed on the TSX-V, as a director and serves on the company’s audit committee. From June 2002 to January 2010, Mr. Sutherland was a director of Aquiline Resources Inc., a publicly held company listed on the Toronto Stock Exchange (“TSX”), engaged in gold and silver exploration projects in Argentina. He served on the compensation and audit committees of Aquiline Resources and was also a member of its special committee in connection with a take-over offer valued at $626 million, which was completed in January 2010. From June 2007 to November 2009, Mr. Sutherland was a director of Polo Biology Global Group Corporation (formerly Amicus Capital Corp, a capital pool company), a manufacturer specializing in probiotic and enzyme-based health and beauty products and listed on the TSX-V. From January 2007 to September 2008, Mr. Sutherland served as a director and the president of Cyprium Resources Inc., a company engaged in mining and exploration listed on the OTC Bulletin Board. From March 2003 to September 2006, Mr. Sutherland was vice president and director of Tekion, Inc., a private company developing and marketing fuel cells and a director/trustee of PSI.  From March 1997 until his resignation on January 15, 2001, Mr. Sutherland was president and chief executive officer of ASC Avcan Systems Corporation (“ASC”), a public company listed on the TSX-V and primarily engaged in providing technology services to utility companies. On January 31, 2001, the controlling shareholder placed ASC in bankruptcy protection and KPMG Inc. was appointed as trustee in bankruptcy. On April 26, 2001, the assignment in bankruptcy was annulled by the Supreme Court of British Columbia and a proposal to all creditors with claims totalling approximately $1.3 million was approved by the court. KPMG Inc. as trustee in bankruptcy subsequently released ASC’s assets to ASC and operations resumed. In December 2002 ASC changed its name to Optimal Geomatics Inc.

Mr. Sutherland brings significant financial expertise and extensive public-company experience to our board of directors, as well as over 22 years of service to and knowledge of our company. He has extensive knowledge in financial management and corporate matters gained through his international business experience as an executive officer and director in a variety of industries. Mr Sutherland has a solid understanding of business opportunities as he has completed a number of mergers, acquisitions, strategic alliances, venture capital and private equity transactions, and reorganizations and restructurings with both public and private companies. He is a philanthropist and generously served on a number of boards of non-profit charitable organizations. Mr. Sutherland provides our board with accounting and finance expertise, valuable management experience and a solid understanding of company business opportunities.

Lionel G. Dodd has been a Class II director since October 2002. He is chair of the corporate governance committee and a member of the compensation committee and the strategic alternatives special committee. Mr. Dodd received an MBA from the University California at Berkeley in 1963 and a Bachelor of Commerce Degree from the University of Saskatchewan in 1962. From November 1999 to May 2008, Mr. Dodd was a director and served on the corporate governance and audit committees of Pope & Talbot, Inc., a publicly-held pulp and wood products company, which filed for protection under the Companies Creditors Arrangement Act of Canada and for relief under the United States Bankruptcy Code, and is currently within the jurisdiction of these two acts. Between January 2007 and January 2008, Mr. Dodd was a director of Infowave Software Inc., a publicly-held company listed on the TSX providing advanced power electronic products and systems, where he also served on the corporate governance, audit and special committees. Between November 2004 and May 2007, Mr. Dodd was a director and served as a member of the audit committee of Xantrex Technology Inc., a publicly-held company listed on the TSX which provides advanced power electronics products. Between 2002 and 2005, Mr. Dodd was a director of Braintech, Inc., a publicly-traded company on the OTC Bulletin Board, which gives vision to industrial robots that handle and assemble parts. He served on the corporate governance, audit and compensation committees of Braintech. In addition, between 2001 and 2005, Mr. Dodd was a director and served on the corporate governance & compensation committees of Napier Environmental Technologies Inc., a company listed on the TSX which manufactures environmental paint removal and wood restoration products. In November 2004 Napier filed a Notice of Intention to make a proposal under Canada’s Bankruptcy and Insolvency Act and emerged from protection of that Act in July 2005 with the same name and listing. Mr. Dodd has served as an executive officer or director for a number of publicly traded and private companies in Canada and the United States prior to the periods described above.

Mr. Dodd brings to the board extensive knowledge of cross-border manufacturing and marketing operations, has valuable experience in governance and regulatory environments, and possesses excellent judgment in risk management. Mr. Dodd’s expertise in developing business and financial plans, succession planning and recruiting also make him a valuable member of our board. Further, he has valuable experience with raising capital, joint ventures, acquisitions, post-acquisition integration, divestments, strategic alliances, expansion, downsizing and restructuring.

Daniel J. Whittle has been a Class II director since June 2003. Mr. Whittle is chair of the compensation committee, a member of the audit committee and a member of the strategic alternatives special committee. Mr. Whittle received a Bachelor of Science degree in physics from Lebanon Valley College in 1976, and a Ph.D in physics from the University of Pennsylvania in 1982. Mr. Whittle is currently the president of Patent Leverage LLC, which was formed in June 2003 after Mr. Whittle became registered as a U.S. patent agent. From April 2000 to June 2003, Mr. Whittle served as the senior vice president at Gretag Professional Imaging, and subsequently Oce Display Graphics Systems following an acquisition. Prior to that, from July 1999 to February 2000, Mr. Whittle was a director of H.K. Productions in London, England, a subsidiary of Gretag Imaging. His executive management experience also includes positions as director of engineering at Firetrol, and vice president of R&D and manufacturing and later president and chief executive officer of Cymbolic Sciences. Mr. Whittle held various technical and management positions in engineering and manufacturing for 12 years at IBM. During 1994, he was also a course instructor and director of Management Development, Inc. a non-profit organization affiliated with the Kenan-Flagler Business School at the University of North Carolina. Since March 2008, Mr. Whittle has served on the Seattle Chapter Board of the Licensing Executives Society, a professional organization.

Mr. Whittle brings to the board valuable expertise in financial management, marketing and manufacturing from his background in senior management and directorships with global businesses. His contributions on the board include areas such as intellectual property planning, compensation, executive and employee management, and knowledge of the economy of the Pacific Northwest of the US, where our main facility is located.

Michael P. Bentley has been a Class I director since June 2003. Mr. Bentley is chair of the strategic alternatives special committee and a member of the corporate governance, audit and compensation committees. He has a Bachelor of Arts degree from the University of British Columbia and a Master of Science in management from Stanford University. Since February 1999, Mr. Bentley has been president of M64 Management, which provides governance, strategy and marketing consulting services. Since December 2003, Mr. Bentley has been a director, and since November 2008 president, of Sierra Mountain Minerals, Inc. (doing business as SierraSil Health Inc.), a company that produces and markets a mineral health supplement. Prior to that, he served in a variety of management positions at Canfor Corporation from 1985 to 1999. Since November 2009 Mr. Bentley has served on the Canadian Forces Liaison Council (BC Region). Past board positions include Wittke Inc., which traded on the TSX-V until it was acquired in 2002, and a number of private companies and charitable organizations including the Business Family Centre at the UBC Sauder School of Business.

Mr. Bentley brings valuable knowledge of production, marketing, and sales to his role as a director, acquired through various executive management and board positions. Mr. Bentley also possess an excellent understanding of the pulp and fiber industry, an industry that provides most of our raw goods.

David H. Thompson has been an employee of Absorption since April 1993, and has been our chief financial officer since March 1998, and secretary since March 2003. Mr. Thompson holds a Bachelor’s degree in Finance and International Business from the University of Washington.

Douglas E. Ellis served as a director of our company from July 1998 until June 2004. Mr. D. Ellis became our chief operating officer in August 2004. He became an employee of Absorption in February 2003 and had been providing management services to our company through Current Systems, a proprietorship owned by Mr. D. Ellis, since April 1986. He has served as president of Absorption since March 1999. Prior to joining Absorption, Mr. D. Ellis spent many years in the heavy construction industry as a project engineer for pulp and paper mills and related projects. Mr. D. Ellis is the brother of Gordon L. Ellis, who is a director of our company and of Absorption, as well our chairman, president and chief executive officer. Mr. D. Ellis holds a diploma in Structural Engineering.

Shawn M. Dooley served as a director of our company from July 1998 until June 2003. Mr. Dooley has been associated with Absorption since 1991 and has been vice president of Absorption since June 1998. Prior to joining Absorption, Mr. Dooley spent nine years at Purina Mills, Inc. Mr. Dooley holds Bachelor of Science degrees in Agricultural Education and Agricultural Resource Economics from Oregon State University.

Except as described above, there are no family relationships among our directors and officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors and greater than 10% beneficial owners also are required by the rules promulgated by the SEC to furnish to us copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such forms received by us, we believe that, during the fiscal year ended January 31, 2010, such officers, directors and greater than 10% beneficial owners filed all reports required of them on a timely basis.

Code of Business Conduct and Ethics

We adopted a code of business conduct and ethics applicable all employees, including our executive officers, and to our directors, which is a “code of ethics” as defined by applicable SEC rules. The code of business conduct and ethics in its current version is publicly available on our website at www.internationalabsorbents.com, under the main menu item titled “Governance.” If we make any amendments to the code of business conduct and ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of the code of business conduct and ethics to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, we will disclose the nature of the amendment or waiver, its effective date, and to whom it applies, on our website or in a current report on Form 8-K filed with the SEC.

Audit Committee

The audit committee is composed of John J. Sutherland, chair, Michael P. Bentley and Daniel J. Whittle. The board of directors has determined that, after consideration of all relevant factors, Messrs. Sutherland, Bentley and Whittle qualify as “independent” directors under applicable rules of NYSE Amex and the SEC. Each member of the audit committee is able to read and understand fundamental financial statements and footnotes, including our consolidated balance sheets, consolidated statements of earnings, consolidated statements of changes in stockholders’ equity and consolidated statements of cash flows. The board of directors has designated Mr. Sutherland as the “audit committee financial expert” as defined under applicable SEC rules, and also determined that he possesses the requisite “financial sophistication” under applicable NYSE Amex Standards. The current version of the audit committee charter is posted on our internet site, www.internationalabsorbents.com, under the main menu item titled “Governance.”

The audit committee has been appointed by the board to oversee our accounting and financial reporting and the audits of our financial statements. The audit committee is directly responsible for the appointment, compensation, retention and oversight of the work of our independent auditors. Among other responsibilities, the audit committee pre-approves all auditing and permissible non-auditing services of the independent auditors (subject to de minimus exceptions); reviews the audited financial statements with management; obtains, reviews and discusses reports from the independent auditors; reviews major proposed changes to our accounting and auditing policies suggested by the independent auditors; reviews with management correspondence from regulators that raise material accounting policy issues; assesses the independence of the independent auditors; reviews and discusses with management and the independent auditors the adequacy of our internal controls, internal audit procedures and disclosure controls and procedures; and reviews and approves all related-party transactions. The audit committee held four meetings during fiscal year 2010.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF NAMED EXECUTIVE OFFICERS AND DIRECTORS

Summary Compensation Table

The following table sets forth the compensation paid for services rendered to our company and our subsidiary during the past two fiscal years to (i) our chief executive officer and (ii) the two most highly compensated executive officers other than the chief executive officer who were serving as executive officers at the end of fiscal 2010 and whose total compensation for fiscal 2010 exceeded $100,000 in the aggregate (collectively, the “named executive officers”).

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(3)	Nonequity Incentive Plan Compensation ($)(4)	All Other Compensation ($)		Total ($)
Gordon L. Ellis Chairman,	2010	$106,080	(1)	$25,174	$0	$0	$16,069	$0		$147,323
President and Chief Executive Officer	2009	$102,590	(1)	$0	$0	$81,153	$49,654	$0		$233,397
David H. Thompson	2010	$164,800		$38,563	$0	$0	$17,304	$9,283	(5)	$229,950
Chief Financial Officer and Secretary	2009	$160,000		$0	$0	$81,153	$54,240	$8,416	(5)	$303,809
Douglas E. Ellis	2010	$164,800		$27,027	$0	$0	$28,840	$19,307	(6)	$239,974
Chief Operating Officer and President of Absorption	2009	$160,000		$0	$0	$81,153	$54,240	$18,161	(6)	$313,554

(1)	The compensation earned by Mr. G. Ellis in his role as chief executive officer is paid to Gordann, an entity owned and controlled by Mr. G. Ellis.

(2)
Represents discretionary cash bonuses awarded to the executive officers for fiscal year 2010 outside of the cash incentive plan, as described below in the section titled “Short-Term Incentives – Cash Bonuses for Executive Officers.”

(3)
The amounts in these columns reflect the aggregate grant-date fair value of equity awards granted during the indicated fiscal year in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 718 for stock-based compensation (formerly FAS 123R) pursuant to the 2003 Omnibus Incentive Plan. Assumptions used in the calculation of these amounts are included in Note 2 (Significant Accounting Policies) to our audited financial statements for the fiscal year ended January 31, 2010, under the heading “Stock-Based Employee Compensation,” which financial statements are included in this Annual Report. In light of the proposed Arrangement, no stock-based awards were granted to the named executive officers during fiscal year 2010, as noted below under the heading “Long-Term Incentives – Equity Compensation.”

(4)
Consists of cash incentive plan compensation earned upon the achievement of certain performance objectives, as described below in the section titled “Short-Term Incentives – Cash Bonuses for Executive Officers.”

(5)
Payments made or accrued on Mr. Thompson’s behalf include benefits under our 401(k) plan in the amount of $8,762 and 7,895 for fiscal years 2010 and 2009, respectively, and life insurance premiums of $521 for each of fiscal years 2010 and 2009.

(6)
Mr. D. Ellis is not eligible to participate in our benefit plans and receives cash in lieu of certain benefits paid to U.S. resident employees and Mr. Thompson. Payments made or accrued include cash in lieu of comprehensive benefits of $5,000 for each of fiscal years 2010 and 2009; cash in lieu of matching benefits under our 401(k) plan in the amount of $8,962 and $8,218 for fiscal years 2010 and 2009, respectively; Medicare-equivalency payments of $3,249 and $2,979 for fiscal years 2010 and 2009, respectively; and reimbursement of Health Insurance BC of $1368 and $1,236 for fiscal years 2010 and 2009, respectively. Also included are life insurance premiums of $728 for each of fiscal years 2010 and 2009, paid for the benefit of Mr. D. Ellis.

Description of Employment Agreements With our Named Executive Officers

Below is a description of each named executive officer’s existing employment agreement with us.  In the event that the Arrangement is completed, each of Shawn Dooley, Douglas Ellis and David Thompson has agreed to amend his existing employment agreement effective as of the completion of the Arrangement, to, among other things, amend the term of the employment agreement and the definitions of “cause” and “good reason,” and provide for customary non-competition, non-solicitation and cooperation provisions. In the event that the Arrangement is consummated, effective as of the completion of the Arrangement, Gordon Ellis has agreed to terminate his employment agreement and accept a consulting services agreement with us for a term of three years.  Pursuant to the consulting services agreement, Gordon Ellis would receive a consulting fee of $100,000 per year and will be subject to non-competition, non-solicitation and cooperation provisions.  The consulting services agreement will also provide Gordon Ellis with severance payments for termination of the consulting agreement without cause.  The terms of these proposed arrangements with our executive officers are further described in the Proxy Statement.

Gordon L. Ellis entered into an employment agreement with us on October 1, 1998. The initial term of the agreement was five years, and thereafter it automatically renews for additional two-year terms, with the current term expiring September 30, 2011, unless either party gives notice of termination within 90 days prior to the expiration of the then-current term. The agreement is also subject to earlier termination. Pursuant to the agreement, effective June 1, 2000, we pay 65% of the average base salary of our two highest paid executives to Gordann, a company controlled by Mr. G. Ellis. In addition, the agreement provides that the board shall determine on an annual basis an appropriate incentive bonus for Mr. G. Ellis based on how much time and effort he has contributed to the company to its success over the past year, as discussed below under “Short-Term Incentives – Cash Bonuses for Executive Officers.” Moreover, under the employment agreement, Mr. G. Ellis is entitled to participate in our benefit plans and the 2003 Omnibus Incentive Plan (the “2003 Omnibus Plan”). The agreement further states that in any one year, Mr. G. Ellis will be able to exercise his vested options at which time he will be eligible for immediate reissue of an equal number of new options; however, such reissue options have not been granted to Mr. G. Ellis under the 2003 Omnibus Plan, and grants are instead made as described below.

David H. Thompson entered into an amended and restated employment agreement with us on December 30, 2008, primarily to clarify and modify certain types of payments in order to address the requirements of Section 409A of the Code (“Section 409A”). The agreement provides that once Mr. Thompson reaches the age of 60, the term of the agreement will be renewable each year automatically unless either party gives notice of termination within 90 days prior to the expiration of the then-current term. Under this agreement, Mr. Thompson’s annual base salary was set at $160,000. This base salary is reviewed annually based on the criteria discussed below under “Determination of Base Salaries for Executive Officers.” The agreement also provides that the board shall set and determine each year how bonuses will be awarded to Mr. Thompson based on target criteria to be agreed to by Mr. Thompson and our compensation committee at the beginning of each fiscal year in accordance with our compensation policies as described below under “Short-Term Incentives – Cash Bonuses for Executive Officers,” and that these bonuses, if earned, are paid on a predetermined date the following year. In addition, under the employment agreement, Mr. Thompson is entitled to participate in our benefit plans and the 2003 Omnibus Plan.

Douglas E. Ellis entered into an amended and restated employment agreement with Absorption on December 30, 2008 primarily to clarify and modify certain types of payments in order to address the requirements of Section 409A. The term of the new agreement expires on October 6, 2010; which is the current expiration date of Mr. D. Ellis’s work visa (Mr. D. Ellis is a resident of Canada). In addition, the agreement provides that once Mr. D. Ellis reaches the age of 60, the term of the agreement will be reduced to a term of one year, with automatic renewals thereafter on an annual basis for additional one-year terms unless either party gives notice of termination within 90 days prior to the expiration of the then-current term. Under this agreement, Mr. D. Ellis’s annual base salary was set at $160,000. This base salary is reviewed annually based on the criteria discussed below under “Determination of Base Salaries for Executive Officers.” The agreement also provides that the board shall set and determine each year how bonuses will be awarded to Mr. D. Ellis based on target criteria to be agreed to by Mr. D. Ellis and our compensation committee at the beginning of each fiscal year in accordance with our compensation policies as described below under “Short-Term Incentives – Cash Bonuses for Executive Officers,” and that these bonuses, if earned, are paid on a predetermined date the following year. In addition, under the employment agreement, Mr. D. Ellis is entitled to participate in our benefit plans (on a cash equivalent basis given his status as a Canadian resident) and the 2003Omnibus Plan.

See the section below titled “Potential Payments Upon Termination or Change in Control” for additional information concerning the employment agreements with our named executive officers.

Determination of Base Salaries for Executive Officers

In general, our policy with respect to base salaries is to compensate executive officers for services rendered during the fiscal year. Unlike our cash bonuses and equity compensation programs described below, which are designed to reward executive officers for their individual and group performance along with our results and are tied to various short-term and long-term goals and milestones, the purpose of base salary is to provide executive officers with a baseline level of earnings that is competitive for similarly situated employees. Our policy is to pay a competitive base salary at the 50th percentile of the market for such positions. The compensation committee also gives additional consideration to experience, performance and knowledge.

In accordance with this policy, base salaries for three of our executive officers – namely, the chief financial officer, the vice president of Absorption and the chief operating officer – are determined by the compensation committee by reviewing comparable positions with similar companies in the same job markets and surveys that are publicly available, as well as consulting contracts that have been commissioned. Those sources included Milliman, Inc. (“Milliman”), Washington Employers, Inc. (“WE”), and United States and Washington State government labor statistics. The market data reviewed suggested that proposed increases would align the executive officers’ salaries with the average median salary for officers at similarly situated companies based on revenue and industry in North America. Based on this information, for fiscal year 2010, the compensation committee approved a 3%, or $4,800, increase in the annual base salary for each of the chief financial officer, vice president of Absorption and the chief operating officer. For our chief operating officer, the compensation committee also approved a $5,000 increase to his annual compensation that was effective as of fiscal year 2009, in addition to cash in lieu of certain other benefits, based upon the fact that he is ineligible to participate in most of our company-sponsored employee benefits.

Pursuant to the terms of his employment agreement, our chief executive officer, who works half-time for our company, receives a salary equal to 65% of the average of the base salaries of our two highest paid executives as measured each May, with the base salary adjustment for the chief executive officer, if any, made each June. The rationale for this formula is that doubling 65% on a part-time position yields a 30% premium for a full-time position, which the compensation committee believes is an appropriate premium for the position of chief executive officer. For fiscal year 2010, the two highest paid executives were Douglas Ellis and David Thompson. As a result of the increase in the base salaries of Douglas Ellis and David Thompson, the chief executive officer received a 3%, or $3,120, increase in annual base salary for fiscal year 2010 as compared to the prior year.

Short-Term Incentives – Cash Bonuses for Executive Officers

Pursuant to our cash incentive compensation plan, each executive officer may earn two different types of cash bonuses, the shared performance bonus (“shared bonus”) and the individual performance bonus (“individual bonus”) which together determine the aggregate annual cash bonus (“annual bonus”). The shared bonus consists of two elements: (1) the achievement of certain shared financial objectives (which constitute 50% of the annual bonus target); and (2) the achievement of certain shared corporate strategic objectives (which constitute 30% of the annual bonus target). The individual bonus may be earned based on the achievement of certain individual bonus objectives (which constitute 20% of the annual bonus target). The target amount annual bonus is set at an amount equal to a percentage of the executive officer’s base salary. The following table sets forth the target bonus percentages for each named executive officer for fiscal year 2010:

	Annual Bonus Target (Percentage of Base Salary)	Shared Bonus Target (Percentage of Annual Bonus Target)		Individual Bonus Target (Percentage of Annual Bonus Target)
		Shared Financial Objectives (ROIC)	Corporate Strategy Objectives	Individual Performance Objectives
Chief Executive Officer	50%	50%	30%	20%
Chief Financial Officer	35%	50%	30%	20%
Chief Operating Officer	35%	50%	30%	20%

In general, the target annual bonus is set at an amount such that if all objectives are achieved and the target annual bonus is awarded, then each executive officer will receive aggregate cash compensation that falls in the median of industry standards for peer executives at similarly situated companies. The sum of the three elements of the annual bonus may be greater than 100% of the annual bonus target (and up to 200%) if an executive officer exceeds his target objectives.

The compensation committee typically allocates a greater portion of the potential annual bonus to the shared bonus component. Because the shared bonus objectives are most often tied to overall company performance, these objectives are weighed more heavily by the compensation committee in determining cash bonuses for the executive officers. This practice reflects our policy of tying executive compensation to our performance and aligning it with the interests of our shareholders. With respect to all of the compensation objectives, the compensation committee strives to align such goals to our business strategy, and to ensure that such goals are specific, measurable, attainable, realistic and timely (“SMART”).

The financial shared bonus objectives are tied to the achievement of a financial metric known as return on invested capital (“ROIC”). ROIC is a calculation used to assess a company’s efficiency at allocating the capital under its control to profitable investments. The ROIC measure gives a sense of how well a company is using its capital to generate returns. The general equation for ROIC is the quotient achieved by dividing net income less dividends by total capital.

During the first quarter of each fiscal year, the chief executive officer and the compensation committee set a target range for the ROIC. In setting this range, the compensation committee includes a minimum ROIC which needs to be achieved before any financial shared bonus may be achieved, as well as a maximum ROIC beyond which no additional financial shared bonus will be awarded. The maximum threshold is intended to ensure that windfall results are rewarded back to the shareholders and not only to the executive officers.

The corporate strategy shared bonus objectives are based on three or four corporate strategy objectives applicable to the executive officers as a whole, developed in advance by the chief executive officer and agreed to by the compensation committee. Corporate strategy objectives may include, for example, the protection and expansion of core products, new product or market initiatives, and efficiencies in operational capabilities. At the end of each fiscal year, the chief executive officer will provide data to the compensation committee which is used to assess the level of achievement of the corporate strategy objectives by the executive officers as a group. This achievement is expressed as a percentage, and in any year when the overall achievement of the corporate strategy objectives is less than 50%, the payout under this metric will be zero. The compensation committee, in consultation with the board of directors, will determine the level of achievement of these objectives.

Each executive officer suggests two or three individual performance objectives based on the executive officer’s role in our business plan for a particular year and how the executive officer can contribute specifically to our overall business plan. The objectives must be agreed upon by the compensation committee and the chief executive officer (other than with respect to the chief executive officer’s own individual performance objectives, which are approved by the board of directors or the compensation committee without the chief executive officer’s involvement). At the end of each fiscal year, the compensation committee assesses the level of achievement of the individual performance objectives, which are expressed as a percentage. In any year when the overall achievement of the individual performance objectives is less than 50%, the payout under this metric will be zero.

In April 2010, based on the results for fiscal year 2010, the chief executive officer presented his assessment of the achievement of ROIC, the corporate strategy objectives and the individual performance objectives by each executive officer (other than the chief executive officer’s own performance, which was reviewed by the board of directors without his involvement) to the compensation committee. The compensation committee determined that the company achieved actual ROIC of 7.7% for fiscal year 2010; however, excluding the transaction costs incurred by the company in connection with the pending Arrangement, the compensation committee determined that the Company would have achieved an “as-adjusted” ROIC of 10.4%.  This was below the target set of 11% (but above the minimum threshold of 5.3%).  In addition, in reviewing the performance of each executive officer, the compensation committee also considered how each officer’s performance was impacted as a result of time and resources spent by such officer in connection with the pending Arrangement.

Based on these factors, the compensation committee determined that the named executive officers attained 86.5% of the corporate strategy objectives (without making any adjustment for the impact of the Arrangement); and further that the chief executive officer achieved 68% of his individual performance objectives, the chief financial officer achieved 97.5% of his individual performance objectives, and the chief operating officer achieved 91% of his individual performance objectives, in each case, on an as-adjusted basis.  Pursuant to the terms of the cash incentive plan (based on actual ROIC and otherwise without adjusting for the impact of the Arrangement), the compensation committee awarded the chief executive officer $16,069, the chief financial officer $17,304 and the chief operating officer $28,840.  In addition, in light of the impact of the pending Arrangement on the company’s ROIC and each executive officer’s performance as described above, the compensation committee also awarded each executive officer a discretionary cash bonus outside of the cash incentive plan as follows:  $25,174 for the chief executive officer, $38,563 for the chief financial officer and $27,027 for the chief operating officer.

To comply with Section 409A, it is our policy to pay bonuses in the first payroll period that ends on or after the last day of the first quarter of the fiscal year following the year as to which the bonus was earned.

Long-Term Incentives – Equity Compensation

We currently maintain the 2003 Omnibus Incentive Plan as our equity plan. The purpose of the 2003 Omnibus Plan is to promote our long-term growth and profitability by giving eligible participants, including the executive officers, an opportunity to receive our capital stock, thereby (i) providing key people with incentives to improve shareholder value and to contribute to our growth and financial success, and (ii) enabling us to attract, retain and reward the best available persons for positions of substantial responsibility. These awards are generally subject to vesting.

In the past, the chief executive officer presented the compensation committee with a recommendation for each other executive officer regarding the type of equity grant under the 2003 Omnibus Plan and the suggested number of shares. In determining the number of stock options to award to each other executive officer, the chief executive officer evaluated market data regarding stock ownership by executives at similar companies and prior equity grants to each executive officer. The compensation committee then considered the recommendation presented by the chief executive officer and thereafter made a determination for all of the executive officers, including the chief executive officer, of the type of grant and number of underlying shares of stock, and vesting and other terms.

On September 10, 2008, the board, upon recommendation of the compensation committee, adopted a new long-term incentive policy proposed by Caliber Leadership Systems Inc., a third party consulting firm. Under this policy, the compensation committee typically issues a combination of stock options and performance awards for restricted stock units, as opposed to only stock options, to ensure a competitive plan that rewards for longer term performance while providing significant upside potential in the event of a new product or new market that results in substantial growth in stock value. The restricted stock units are subject to performance-based vesting milestones. In general, our policy has been to make two restricted stock unit grants, each at an amount that would be generally equal to one-third of a comparable stock option grant in terms of the number of underlying common shares, which helps reduce potential dilution to shareholders. One of the two restricted stock unit grants has vesting criteria based on our performance in the second and third fiscal years following the year of grant; the other restricted stock unit grant has vesting criteria based on our performance in the year of grant, and generally requires a superior or “stretch” level of achievement.

Under the long-term incentive policy, when making annual equity awards to the executive officers, the base salary applicable to each of the named executive officers (other than the chief executive officer), which base salary is identical as to these officers with respect to fiscal year 2010, and has been expected to remain so going forward, is first multiplied by 1.25, then divided by the per-share value of the common shares on the date of grant. The resulting amount is then divided in half, with that quotient being the number of stock options granted. That number is then divided by three to determine the number of restricted stock units included in each of two grants. The resulting numbers of options and restricted stock units are granted to each executive officer, with each receiving grants for the same number of underlying common shares. With respect to fiscal year 2009, in accordance with this policy, the number of options granted to each executive officer on September 17, 2008 (which is also the vesting commencement date), was $160,000 x 1.25 / $3.55 / 2 = 28,170 shares, with an exercise price of $3.55 per share; and the number of restricted stock units included in each of the two restricted stock unit grants to each executive officer made on that date was 28,170 / 3 = 9,390. Under the vesting terms, first applied to these fiscal year 2009 grants, options vest at 20% per year over five years, measured from the vesting commencement date, with a seven year term (no longer subject to performance vesting), and restricted stock units vest over three years based upon the achievement of certain ROIC targets. If the ROIC targets are not achieved, the restricted stock units are forfeited; options (which are not otherwise exercised) will expire at the end of their term.

For fiscal year 2009, the first grant of 9,390 restricted stock units to each named executive officer vests according to the criteria set forth below in the footnotes to the “Outstanding Equity Awards at Fiscal Year-End” table, and the second grant of 9,390 restricted stock units to each named executive officer was subject to the achievement of certain ROIC targets, including the achievement of ROIC of at least 11.5% for fiscal year 2009. However, in April 2009 the board determined that this ROIC threshold had not been met, and accordingly the restricted stock units subject to the second grant were forfeited by each named executive officer at that time.

On September 9, 2009, the compensation committee elected to suspend any issuance of stock-based performance awards for fiscal year 2010 due to then-ongoing discussions regarding a potential acquisition of our company, including an outstanding acquisition proposal submitted by Arctic Acquisitions Inc., an entity affiliated with certain members of our management, as described below. As a result, no stock options or restricted stock unit performance awards were issued during fiscal year 2010.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information with respect to outstanding equity awards held by the named executive officers as of the end of fiscal year 2010. The equity awards were granted under the 2003 Omnibus Plan and are subject to the terms and conditions set forth below.

U.S. Dollars
	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable(1)		Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(2)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Gordon L. Ellis	5,634		22,536	(3)	$3.55	September 17, 2015	9,390	(4)	$42,725	(5)
	7,500		17,500	(6)	$3.60	March 30, 2014
	10,000		15,000	(7)	$3.20	April 3, 2013
	25,000	(6)	-		$4.60	March 30, 2012
	25,000	(7)	-		$4.70	March 30, 2011
Dave H. Thompson	5,634		22,536	(3)	$3.55	September 17, 2015	9,390	(4)	$42,725	(5)
	7,500		17,500	(6)	$3.60	March 30, 2014
	10,000		15,000	(7)	$3.20	April 3, 2013
	25,000	(6)	-		$4.60	March 30, 2012
	25,000	(7)	-		$4.70	March 30, 2011
Douglas E. Ellis	5,634		22,536	(3)	$3.55	September 17, 2015	9,390	(4)	$42,725	(5)
	7,500		17,500	(6)	$3.60	March 30, 2014
	10,000		15,000	(7)	$3.20	April 3, 2013
	25,000	(6)	-		$4.60	March 30, 2012
	25,000	(7)	-		$4.70	March 30, 2011

(1)
Under the terms of the Arrangement Agreement, in the event that the Arrangement is consummated, each stock option to purchase our common shares outstanding immediately prior to the effective time of the Arrangement, to the extent not exercised before such time, will be automatically cancelled and the holder thereof shall receive the positive difference, if any, between $4.75 per common share and the applicable exercise price of such cancelled stock option (without interest and less applicable withholding taxes).  The disclosure in this table does not reflect any potential accelerated vesting arising as a result of the proposed Arrangement.

(2)
Under the terms of the Arrangement Agreement, in the event that the Arrangement is consummated the restricted stock units set forth in this column will become fully vested in accordance with our compensation committee’s decision to treat the restricted stock units consistently with the treatment of the stock options in respect of accelerated vesting upon a change of control, as permitted under the 2003 Omnibus Plan.  In the event that the Arrangement is consummated, each restricted stock unit outstanding immediately prior to the effective time of the Arrangement, to the extent not converted into common shares before such time, will be automatically cancelled and the holder thereof shall receive $4.75 per restricted stock unit (without interest and less applicable withholding taxes).  The disclosure in this table does not reflect any potential accelerated vesting arising as a result of the proposed Arrangement.

(3)	These stock options were granted on September 17, 2008 and vest at the rate of 20% per year over five years, subject to continued employment with us.

(4)	These restricted stock unit performance awards were granted on September 17, 2008. The vesting schedule is set forth in the following table:

Total Restricted Stock Units Subject to Performance Vesting (#)	Performance Year	Incremental Percentage of Grant that May Vest During Period (Annual Vesting)	ROIC Target Met in Performance Year (%)	Total Percentage of Units that May Have Vested if All Targets Are Met (Cumulative Vesting)
9,390	Fiscal year ending January 31, 2010	50% (or 4,695 units)	Greater Than 12.6%	50% (or 4,695 units)
	Fiscal year ending January 31, 2011	50% (or 4,659 units)	Greater than 14.6%	100% (or 9,390 units)

These restricted stock unit performance awards are subject to, among other things, a continuous service requirement in addition to meeting the minimum performance requirement or such award is forfeited in whole, as described in the agreement governing such restricted stock units.  Effective as of April 27, 2010, our board of directors, with Gordon Ellis declaring his interest as a holder of outstanding restricted stock unit performance awards and abstaining from voting, based on the recommendation of our compensation committee and in light of the pending Arrangement, approved an amendment to the outstanding restricted stock unit performance awards held by our executive officers to extend the determination date from April 30, 2010 to May 31, 2010 for purposes of calculating whether the performance targets had been achieved for fiscal year 2010 and determining the vesting percentage for the first 50% of the restricted stock unit performance awards.

(5)
The amounts in this column reflect the market value of the restricted stock unit performance awards, and were calculated by multiplying the closing market price of our common shares at the end of the last completed fiscal year, which was $4.55 as of January 29, 2010, the last trading day of fiscal year 2010, by the number of restricted stock units.

(6)	These stock options were granted on April 13, 2007 and each option to purchase 25,000 shares vests over five years according to the vesting schedule in the following table:

Date	Incremental Percentage of Option that May Vest During Period (Annual Vesting)	Total Percentage of Option that May Have Vested if All Targets Are Met (Cumulative Vesting)
March 30, 2008	0%	0%
March 30, 2009	10-35%	35%
March 30, 2010	10-35%	70%
March 30, 2011	10-35%	100%
March 30, 2012	Difference between 100% and percentage vested to date (such that option is vested in full after five years)	100%

The percentage that may vest in the second, third and fourth years is determined by a formula that is based on our weighted average ROIC since the beginning of fiscal year 2008. Specifically, for the options granted in fiscal year 2008, if our weighted average ROIC is 7.5% or less, then 10% of the options will vest, and if the weighted average ROIC performance is 20% or better, then 35% of the options will vest. For each 2.5% increase in weighted average ROIC beyond 7.5%, an additional 5% of the options vest up to the maximum of 35% as noted above. Any portion of the options that is unvested as of end of the fifth year will then vest in full regardless of our performance. During the cumulative period between the beginning of fiscal year 2008 and the end of fiscal year 2010, our weighted average ROIC measured 7.8%. Therefore, in accordance with the above vesting schedule, an additional 15% of the options granted on April 13, 2007 (or 3,750 per named executive officer) were vested as of April 19, 2010, for an aggregate of 7,500 vested since the date of grant.

(7)	These stock options were granted on April 12, 2006 and vest according to the vesting schedule in the following table:

Date	Incremental Percentage of Option that May Vest During Period (Annual Vesting)	Total Percentage of Option that May Have Vested if All Targets Are Met (Cumulative Vesting)
March 30, 2007	0%	0%
March 30, 2008	10-35%	35%
March 30, 2009	10-35%	70%
March 30, 2010	10-35%	100%
March 30, 2011	Difference between 100% and percentage vested to date (such that option is vested in full after five years)	100%

The percentage that may vest in the second, third and fourth years is determined by a formula that is based on our weighted average ROIC since the beginning of fiscal year 2007. Specifically, for the options granted in fiscal year 2007 (on April 12, 2006), if our weighted average ROIC is 7.5% or less, then 10% of the options will vest, and if the weighted average ROIC performance is 20% or better, then 35% of the options will vest. For each 2.5% increase in weighted average ROIC beyond 7.5%, an additional 5% of the options vest up to the maximum of 35% as noted above. Any portion of the options that is unvested as of end of the fifth year will then vest in full regardless of our performance. Our weighted average ROIC must exceed 7.5% for the measurement period in order for options to vest on their anniversary date. During the cumulative period between the beginning of fiscal year 2007 and the end of fiscal year 2010, our weighted average ROIC was 9%. Therefore, in accordance with the above vesting schedule, an additional 15% of the options granted on April 12, 2006 (or 3,750 per named executive officer) were vested as of April 19, 2010, for an aggregate of 10,000 vested since the date of grant.

(8)	These stock options were granted on April 27, 2005 and were fully vested as of March 30, 2010.

(9)	These stock options were granted on April 7, 2004 and were fully vested as of March 30, 2009.

Retirement Savings and 401(k) Plan

We currently have no pension or retirement plans in place except the Absorption Corp 401(k) Plan, which was implemented as of April 1, 2006 and which is available to all eligible employees. We make a matching contribution on behalf of each eligible participant, including all executive officers and non-executive employees who are U.S. residents. Mr. G. Ellis and Mr. D. Ellis are not U.S. residents are thus ineligible to participate. The matching contribution is equal to 100% of what an employee contributes up to 3% of the employee’s salary, plus 50% of what the employee contributes up to the next 2% of the employee’s salary. All contributions are 100% vested when made.

Stock Plans and Outstanding Grants

The 2003 Omnibus Plan is administered by the compensation committee. The compensation committee has the authority to determine eligible persons, the time and type of grant and the number of shares to be used for each award, impose such terms, limitations, restrictions and conditions upon each award and in addition modify, extend or renew an outstanding award. The maximum awards available for grant under the 2003 Omnibus Plan shall not exceed an aggregate of 1,100,000 Shares. Participation in the 2003 Omnibus Plan is open to all our employees, officers, directors and consultants or of any parent or subsidiary company, as well as employees of certain persons that provide management services and independent consultants and advisers. Types of available awards include stock options, stock appreciation rights, restricted or unrestricted share awards, phantom stock, performance awards, or any combination of the foregoing. In the event of a merger, reorganization, consolidation, recapitalization, stock dividend, stock split, reverse stock split, spin-off or similar transaction or other change in corporate structure affecting the common shares adjustments or other substitutions will be made to the awards granted under the 2003 Omnibus Plan.

For fiscal year 2010, on September 9, 2009, the compensation committee elected to suspend any issuance of stock-based performance awards to the executive officers for fiscal year 2010 due to then-ongoing discussions regarding a potential acquisition of our company, including an outstanding acquisition proposal submitted by Arctic Acquisitions Inc., an entity affiliated with certain members of our management, as described below.. As a result, no stock options or restricted stock unit performance awards were issued during fiscal year 2010.

Effective December 11, 2009, in light of the proposed Arrangement, the board approved an extension to the expiration date for certain outstanding stock options held by our independent directors, namely Michael Bentley, Lionel Dodd, John Sutherland and Daniel Whittle. The total number of common shares subject to these options is 40,000 and the expiration date was extended from December 13, 2009 to May 31, 2010.

In addition, effective as of April 27, 2010, our board of directors, with Gordon Ellis declaring his interest as a holder of outstanding restricted stock unit performance awards and abstaining from voting, based on the recommendation of our compensation committee and in light of the pending Arrangement, approved an amendment to the outstanding restricted stock unit performance awards held by our executive officers to extend the determination date from April 30, 2010 to May 31, 2010 for purposes of calculating whether the performance targets had been achieved for fiscal year 2010 and determining the vesting percentage for the first 50% of the restricted stock unit performance awards.

Under the 2003 Omnibus Plan, stock options to purchase a total of 687,114 common shares at exercise prices ranging from (U.S.) $3.20 to (U.S.) $4.70, with expiry dates beginning May 31, 2010, were outstanding at January 31, 2010. Pursuant to the vesting terms of the stock option agreements, stock options to purchase 312,303 common shares were eligible for exercise at January 31, 2010. In addition, as of January 31, 2010, 37,560 restricted stock units were outstanding under performance awards.

Potential Payments upon Termination or Change in Control

We consider the maintenance of a sound management team to be essential to protecting and enhancing the best interests of the company and its shareholders. To that end, we recognize that the possibility of a change in control may exist from time to time, and that this possibility, and the uncertainty and questions it may raise among management, may result in the departure or distraction of management personnel to the detriment of the company and its shareholders. We determined that appropriate steps should be taken to encourage the continued attention and dedication of members of our management to their duties without the distraction that may arise from the possibility of a change in control.  In addition, it is standard in our industry for employers to offer their executives severance arrangements upon termination without cause.

Accordingly, our executive officers have entered into employment agreements with us that provide for the payment of specified compensation and other benefits in connection with a termination for disability or death, termination for cause, termination without cause, resignation or a change in control, including consummation of the Arrangement.  In the event that the Arrangement is consummated, each of these officers has agreed to enter into new arrangements with Parent as described above and in the Proxy Statement.  Therefore, it is expected that the existing separation payment rights would not be triggered in the event the Arrangement is completed.

The following is a description of the rights which the four executive officers have under their existing arrangements.

Gordon L. Ellis – CEO, President and Chairman.  Under the terms of his employment agreement, in the event that Mr. G. Ellis’s employment is terminated as a result of his disability (as defined in the employment agreement), Mr. G. Ellis shall be entitled to receive his current base salary for a period of three months after he is terminated or a total of nine months from the start of the disability, whichever is longer, as well as a payment of his annual cash incentive compensation prorated as of the date of termination. In the event that Mr. G. Ellis’s employment is terminated as a result of his death, his estate shall be entitled to receive an amount equal to Mr. G. Ellis’s base salary through the end of the month in which his death occurs as well as a payment of his annual cash incentive compensation prorated as of the date of termination. Upon Mr. G. Ellis’s voluntary resignation he is entitled to receive his current base salary for a period of up to three months or for such length of time as approved by the board. If Mr. G. Ellis is terminated without cause (as defined in the employment agreement) he shall be entitled to his then current base salary which has accrued through the date of termination, payment of his annual cash incentive compensation prorated up to the date of termination and shall continue to receive his monthly base salary for the remainder of the employment agreement. If Mr. G. Ellis is terminated for cause (as defined in the employment agreement) he shall not be entitled to any compensation other than his current base salary which has accrued through the date of termination. In the event of a change in control, Mr. G. Ellis is entitled to receive all options, whether vested or unvested and any additional incentive packages, other than restricted stock units, previously granted to him which have not vested immediately upon the change in control being completed. Restricted stock units will terminate unless Mr. Ellis provides continuous services to us or our successor (if that successor is approved by the compensation committee) as an employee or independent contractor until the applicable determination date (as that date is defined in the restricted stock unit agreement). If Mr. Ellis provides services to a permitted successor on a part-time basis up to the determination date, then such part-time service shall be deemed to meet the continuous service requirement if it amounts to at least fifty percent of the time spent in a full-time equivalent position. All such compensation shall be treated in the same manner for all our executive officers, unless a particular executive officer’s employment agreement specifies different treatment.

Mr. G. Ellis has agreed not to directly or indirectly engage in competition with us in any phase of our business for two years following the date of his termination except in connection with a termination without cause.

David H. Thompson – Chief Financial Officer.  Under the terms of his employment agreement with Absorption, in the event that Mr. Thompson’s employment is terminated as a result of his disability (as defined in the agreement), Mr. Thompson shall be entitled to receive severance compensation. The total severance amount is equal to his monthly base salary for the most recent month, multiplied by 24, plus the aggregate bonus received for the prior two fiscal years. However, if Mr. Thompson is also entitled to receive salary replacement benefits from a company-sponsored disability plan, then our total severance obligation is reduced by the amount of the salary replacement benefits. The severance amounts shall be paid in equal monthly instalments over 24 months. In addition, we shall continue Mr. Thompson’s other benefits, including medical and dental, for the 24-month period, and all of Mr. Thompson’s options will continue until they expire or such shorter period of time required by applicable state and federal securities laws. Notwithstanding the foregoing, Mr. Thompson shall not be entitled to any severance or benefits that extend beyond the age of 65. In the event that Mr. Thompson’s employment is terminated as a result of his death, his estate shall be entitled to receive the payments owing under any life insurance policy which is part of our benefits. In the absence of such life insurance policy, then Mr. Thompson’s estate shall be entitled to receive payments equal to his prior monthly base salary multiplied by 24 plus the aggregate bonus received for the prior two fiscal years, along with benefits that went along with his salary and that may be payable to his estate. These payments shall be paid in equal monthly installments over 24 months. Following termination for death, all of Mr. Thompson’s options will continue until they expire or such shorter period of time required by applicable state and federal securities laws.

If Mr. Thompson is terminated for cause (as defined in the employment agreement) or upon his voluntary resignation, he shall not be entitled to any compensation other than his then-current base salary and benefits which have accrued through the date of termination; provided, however that upon his voluntary resignation he shall also be entitled to payment of his annual bonus prorated as of the date of termination. In the event that Mr. Thompson is terminated without cause (as defined in the employment agreement), then he shall be entitled to payment of his current base salary plus all benefits for a period of 24 months following such termination, plus the aggregate bonus received for the prior two fiscal years. These severance amounts are payable in equal monthly instalments over 24 months. In the event of a change in control (as defined in the employment agreement), Mr. Thompson is entitled to receive all options and stock grants previously made to him, and their treatment is governed by the applicable plans. On a change of control Mr. Thompson is entitled to receive any additional incentive packages previously granted to him that have not vested. In addition, any performance award granted under the 2003 Omnibus Plan is handled in accordance with the change of control provisions of such plan. Moreover, for a 12-month period following a change in control, if Mr. Thompson’s duties or compensation are materially reduced such that Mr. Thompson could claim constructive dismissal (as defined in his employment agreement), then upon actual termination within the 12-month period Mr. Thompson shall have the right to claim severance as if he had been terminated without cause.  Notwithstanding the foregoing, Mr. Thompson shall not be entitled to any severance payments or benefits that extend beyond the age of 65. Mr. Thompson has agreed to not directly or indirectly assist or encourage any person to be involved in any manner to invest or promote any business or activity of a similar nature, if Mr. Thompson has terminated the employment agreement due to disability (as defined in the employment agreement), resignation, or in connection with a change in control (as defined in the employment agreement), during any time in which Mr. Thompson is receiving severance payments or for a period of one year, whichever is longer.

To the extent that Section 409A applies, certain severance payments may be subject to a six-month delay. If the delay rule applies, any accrued severance shall be paid in the seventh month following termination.

Doug E. Ellis – Chief Operating Officer.  Under the terms of his employment agreement with Absorption, in the event that Mr. D. Ellis’s employment is terminated as a result of his disability (as defined in the agreement), Mr. D. Ellis shall be entitled to receive severance compensation. The total severance amount is equal to his monthly base salary for the most recent month, multiplied by 24, plus the aggregate bonus received for the prior two fiscal years. However, if Mr. D. Ellis is also entitled to receive salary replacement benefits from a company-sponsored disability plan, then our total severance obligation is reduced by the amount of the salary replacement benefits. The severance amounts shall be paid in equal monthly instalments over 24 months. In addition, we shall continue Mr. D. Ellis’s other benefits, including medical and dental, for the 24-month period, and all of Mr. D. Ellis’s options will continue until they expire or such shorter period of time required by applicable state and federal securities laws. Notwithstanding the foregoing, Mr. D. Ellis shall not be entitled to any severance or benefits that extend beyond the age of 65. In the event that Mr. D. Ellis’s employment is terminated as a result of his death, his estate shall be entitled to receive the payments owing under any life insurance policy which is part of our benefits. In the absence of such life insurance policy, then Mr. D. Ellis’s estate shall be entitled to receive payments equal to his prior monthly base salary multiplied by 24 plus the aggregate bonus received for the prior two fiscal years, along with benefits that went along with his salary and that may be payable to his estate. These payments shall be paid in equal monthly instalments over 24 months. Following termination for death, all of D. Ellis’s options will continue until they expire or such shorter period of time required by applicable state and federal securities laws.

If Mr. D. Ellis is terminated for cause (as defined in the employment agreement) or upon his voluntary resignation, he shall not be entitled to any compensation other than his then-current base salary and benefits which have accrued through the date of termination; provided, however that upon his voluntary resignation he shall also be entitled to payment of his annual bonus prorated as of the date of termination. In the event that Mr. D. Ellis is terminated without cause (as defined in the employment agreement), then he shall be entitled to payment of his current base salary plus all benefits for a period of 24 months following such termination, plus the aggregate bonus received for the prior two fiscal years. These severance amounts are payable in equal monthly instalments over 24 months. In the event of a change in control (as defined in the employment agreement), Mr. D. Ellis is entitled to receive all options and stock grants previously made to him, and their treatment is governed by the applicable plans. On a change of control Mr. D. Ellis is entitled to receive any additional incentive packages previously granted to him that have not vested. In addition, any performance award granted under the 2003 Omnibus Plan is handled in accordance with the change of control provision of such plan. Moreover, for a 12-month period following a change in control, if Mr. D. Ellis’s duties or compensation are materially reduced such that Mr. D. Ellis could claim constructive dismissal (as defined in his employment agreement), then upon actual termination within the 12-month period Mr. D. Ellis shall have the right to claim severance as if he had been terminated without cause.  Notwithstanding the foregoing, Mr. D. Ellis shall not be entitled to any severance payments or benefits that extend beyond the age of 65 years. Mr. D. Ellis has agreed to not directly or indirectly assist or encourage any person to be involved in any manner to invest or promote any business or activity of a similar nature, if Mr. D. Ellis has terminated the employment agreement due to disability (as defined in the employment agreement), resignation, or in connection with a change in control (as defined in the employment agreement), during any time in which Mr. D. Ellis is receiving severance payments or for a period of one year, whichever is longer.

To the extent that Section 409A applies, certain severance payments may be subject to a six-month delay. If the delay rule applies, any accrued severance shall be paid in the seventh month following termination.

DIRECTOR COMPENSATION

Directors who are employees receive no additional compensation for serving on the board or its committees.

In fiscal year 2010, we provided the following annual compensation to directors who are not employees:

U.S. Dollars
Name	Fees Earned or Paid in Cash ($)	Stock Option Awards ($)(1)(2)	All Other Compensation ($)(3)	Total ($)
Michael P. Bentley	$57,750	$8,257	$14,281	$80,288
Lionel G. Dodd	$38,250	$8,257	$14,281	$60,788
John J. Sutherland	$40,750	$8,257	$14,281	$63,288
Daniel J. Whittle	$39,250	$8,257	$14,281	$61,788

(1)
The amounts in this column reflect the aggregate grant-date fair value of stock option awards granted during the fiscal year in accordance with FASB Accounting Standards Codification Topic 718 for stock-based compensation (formerly FAS 123R) under the 2003 Omnibus Plan. Assumptions used in the calculation of these amounts are included in Note 2 (Significant Accounting Policies) to our audited financial statements for the fiscal year ended January 31, 2010, under the heading “Stock-Based Employee Compensation,” which financial statements are included in this Annual Report.

(2)
The aggregate number of stock options outstanding, of which all are vested, for each director under the 2003 Omnibus Plan as of January 31, 2010 was as follows: Mr. Bentley held 20,000 stock options; Mr. Dodd held 20,000 stock options; Mr. Sutherland held 20,000 stock options; and Mr. Whittle held 20,000 stock options.

(3)
The amounts in this column reflect cash amounts paid to independent directors in June 2009 in lieu of stock options for fiscal year 2009, which options had been due to be granted in December 2008 but were delayed as a result of a change in our long-term incentive policies.  The board approved the cash payments in lieu of stock options on June 10, 2009 as a result of then-ongoing discussions related to a potential acquisition of our company..

We paid our non-employee directors a retainer of $3,000 per quarter during fiscal year 2010. In addition, we paid non-employee directors $1,250 for each board meeting attended (whether in person or via teleconference); $1,000 for each committee meeting attended at which the director served as chair; and $500 for each committee meeting attended at which the director did not serve as chair.

The compensation philosophy for the non-employee director annual retainer and meetings fees is to pay a competitive compensation for these elements at the midpoint of the market, measured against the practices of comparable companies. This same philosophy also extends to the long-term director incentive compensation in the form of equity awards. The compensation committee has historically relied upon specific surveys such as Milliman, the Watson Wyatt General Independent Board Study and the Tower Perrin Pacific Northwest Boards Survey for comparative purposes. Since fiscal year 2004, each independent director has received an annual stock option grant of 10,000 shares in the fourth quarter, with an exercise price equal to the fair market value on the date of grant. Following the adoption of new executive compensation practices in September 2009, the compensation committee began considering changes to its current practices regarding director stock-based compensation.

For fiscal year 2010, on September 9, 2009, the compensation committee elected to suspend any issuance of stock-based performance awards to the executive officers for fiscal year 2010 due to then-ongoing discussions regarding a potential acquisition of our company, including an outstanding acquisition proposal submitted by Arctic Acquisitions Inc., an entity affiliated with certain members of our management, as described below. As a result, no stock options or restricted stock unit performance awards were issued during fiscal year 2010.

Effective December 11, 2009, in light of the proposed Arrangement, the board approved an extension to the expiration date for certain outstanding stock options held by our independent directors, namely Michael Bentley, Lionel Dodd, John Sutherland and Daniel Whittle. The total number of common shares subject to these options is 40,000 and the expiration date was extended from December 13, 2009 to May 31, 2010.

ITEM 12.  SECURITY OWERNSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information as of April 27, 2010, with respect to common share ownership by:

•	the persons known to us to beneficially own more than 5% of our common shares;

•	each director;

•	each named executive officer (as defined above under the title “Compensation of Named Executive Officers”); and

•	all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of our common shares beneficially owned by a person and the percentage ownership of that person, common shares subject to options, warrants and securities convertible into common shares held by that person that are vested and/or exercisable as of April 27, 2010 or within 60 days thereof are deemed outstanding (but such options, warrants and securities convertible into common shares are not deemed outstanding for the purpose of computing the beneficial ownership of any other person). As of April 27, 2010, there were 6,410,282 common shares outstanding. Except as otherwise indicated in the footnotes below, all of the common shares listed for a person named in the table are directly held by such person with sole voting and dispositive power.

On December 14, 2009, we entered into an Arrangement Agreement with Parent and Canada Sub. The Arrangement Agreement provides that, upon the terms and subject to the conditions set forth in the Arrangement Agreement, Parent, through its wholly-owned subsidiary, will acquire all of our outstanding common shares for $4.75 per common share in cash, with International Absorbents continuing as the surviving corporation. As a result of the Arrangement, we will become a wholly-owned subsidiary of Parent. The consummation of the Arrangement is subject to various closing conditions, including obtaining the approval of the Arrangement by our shareholders and the Supreme Court of British Columbia.  As described below in Item 13 of this Annual Report, in the event the Arrangement is consummated, the vesting of the outstanding options and restricted stock units would be accelerated; however, for purposes of this table, these calculations do not reflect any potential accelerated vesting arising as a result of the proposed Arrangement.

Unless otherwise noted, the address for each shareholder below is: c/o International Absorbents Inc., 1569 Dempsey Road, North Vancouver, British Columbia, Canada V7K 1S8.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Gordon L. Ellis	469,985	(1)	7.2%

Douglas E. Ellis	241,523	(2)	3.7%

David H. Thompson 6960 Salashan Parkway, Ferndale, Washington, United States 98248	111,885	(3)	1.7%

John J. Sutherland	32,500	(4)	*

Lionel G. Dodd	25,000	(5)	*

Michael P. Bentley	24,000	(6)	*

Daniel J. Whittle 6960 Salashan Parkway, Ferndale, Washington, United States 98248	20,800	(7)	*

First Wilshire Securities Management, Inc. 1224 East Green Street, Suite 200, Pasadena, CA 91106	942,329	(8)	14.9%

IAX Acquisition Corporation and IAX Canada Acquisition Company Inc., c/o Kinderhook Industries, LLC 888 Seventh Avenue, 16th Floor New York, New York, United States	717,325	(9)	11.2%

Arctic Acquisitions Inc.	716,491	(10)	11.2%
Directors and Executive Officer as a Group (8 Persons)	1,112,161	(11)	16.4%

* Indicates that beneficial ownership is less than 1% of the class.

(1)
Includes 100,576 common shares held by Gordann Consultants Ltd., an entity in which Mr. G. Ellis owns a 51% interest and Mr. G. Ellis’s spouse owns a 49% interest, or Gordann, over which Mr. G. Ellis has shared voting and dispositive power; 10,000 common shares held by Shelan Development Corp., an entity owned by Gordann, over which Mr. G. Ellis has shared voting and dispositive power; 15,000 common shares held by Stelyconi Enterprises Ltd., an entity owned by Gordann, over which Mr. G. Ellis has shared voting and dispositive power; and 122,300 common shares held by ABE Industries (1980) Inc., an entity owned by Gordann, over which Mr. G Ellis has shared voting and dispositive power. Also includes 73,134 common shares issuable pursuant to fully vested stock options held by Mr. G. Ellis.

(2)
Includes 25,000 common shares held by Mr. D. Ellis’s children, over which Mr. D. Ellis has voting and dispositive power. Also includes 73,134 common shares issuable pursuant to fully vested stock options held by Mr. D. Ellis.

(3)	Includes 73,134 common shares issuable pursuant to fully vested stock options held by Mr. Thompson.

(4)	Includes 20,000 common shares issuable pursuant to fully vested stock options held by Mr. Sutherland.

(5)	Includes 20,000 common shares issuable pursuant to fully vested stock options held by Mr. Dodd.

(6)	Includes 20,000 common shares issuable pursuant to fully vested stock options held by Mr. Bentley.

(7)	Includes 20,000 common shares issuable pursuant to fully vested stock options held by Mr. Whittle.

(8)
Based on information provided by First Wilshire Securities Management, Inc. (“First Wilshire”), a broker-dealer and investment adviser, in an amended Schedule 13G filed on February 17, 2010. According to the Schedule 13G, First Wilshire has sole dispositive power over all 942,329 common shares, with sole voting power over 54,283 of such shares.

(9)
IAX Canada Acquisition Company Inc., IAX Acquisition Corporation, International Absorbents Holdings, LLC, Kinderhook Capital Fund III, L.P., Kinderhook Capital Fund III GP, LLC, Thomas L. Tuttle, Robert E. Michalik and Christian P. Michalik (collectively "Kinderhook") reported their beneficial ownership on a Schedule 13D/A filed with the SEC on December 24, 2009. The filing indicated that as of December 14, 2009, Kinderhook had shared voting power for 717,325 common shares, which represents 11.2% of the total common shares outstanding as of that date.

(10)
Based on information provided in Amendment No. 2 to Schedule 13D filed on July 17, 2009, the Reporting Persons, namely, Gordon L Ellis, Douglas E. Ellis, David H. Thompson, Terry Holland, Paul Clinton and Wayne Henderson, entered into a joint filing agreement for the purposes of Arctic Acquisitions Inc. proposing a written offer to acquire all our outstanding shares. According to the Schedule 13D, Gordon L. Ellis has sole voting and dispositive power over 186,475 common shares and shared voting and dispositive power over 247,876 common shares for an aggregate of 434,351 commons shares; Douglas E. Ellis has voting and dispositive powers over 205,889 common shares; David H. Thompson has sole voting and dispositive powers over 75,585 common shares and 666 shared voting and dispositive power for an aggregate of 76,251 common shares; and no shares are beneficially owned by Terry Holland, Paul Clinton and Wayne Henderson

(11)
See footnotes (1) through (7) above. Includes Gordon L. Ellis, Douglas E. Ellis, Shawn M. Dooley, David H. Thompson, John J. Sutherland, Lionel G. Dodd, Michael P. Bentley and Daniel J. Whittle. With respect to Mr. Dooley, vice president of Absorption, the amount consists of 113,334 common shares held by Mr. Dooley and 73,134 common shares issuable pursuant to fully vested stock options held by Mr. Dooley.

Equity Compensation Plan Information

The following table provides information about equity awards under the 2003 Omnibus Plan as of January 31, 2010:

U.S. Dollars
	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	724,674	(1)	$3.70	365,326
Equity compensation plans not approved by security holders	-0-		-0-	-0-
Total	724,674		$3.70	365,326

(1)           Amount includes 37,560 outstanding restricted stock units unvested as of January 31, 2010.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Arrangement Agreement.  On December 14, 2009, we entered into the Arrangement Agreement with Parent and Canada Sub. As described above in Item 12 of this Annual Report on Form 10-K, Parent and Canada Sub may be deemed to beneficially own approximately 11.2% of our outstanding common shares. The Arrangement Agreement provides that, upon the terms and subject to the conditions set forth in the Arrangement Agreement, Parent, through its wholly-owned subsidiary, will acquire all of our outstanding common shares for $4.75 per common share in cash, with International Absorbents continuing as the surviving corporation. As a result of the Arrangement, we will become a wholly-owned subsidiary of Parent. The consummation of the Arrangement is subject to various closing conditions, including obtaining the approval of the Arrangement by our shareholders and the Supreme Court of British Columbia.  The Arrangement Agreement contains certain termination rights for us, Parent and Canada Sub and further provides that, upon termination of the Arrangement Agreement under specified circumstances, we may be required to pay Parent a termination fee of 4% of the aggregate purchase price.

Support Agreement.  In connection with the transactions contemplated by the Arrangement Agreement, our executive officers, who collectively beneficially own approximately 11.2% of our total outstanding common shares, contemporaneously entered into a support agreement with Parent and Canada Sub to, among other things, vote the respective common shares owned by them, or over which they exercise voting power, in favor of the Arrangement and against any proposal for a competing arrangement or acquisition proposal, except as specifically provided therein.  The shareholders who entered into the support agreement did not receive any consideration for doing so (other than any consideration they are otherwise entitled to receive under the Arrangement in respect of their common shares, stock options and restricted stock units).

Stock Options.  In the event that the Arrangement is consummated, each stock option to purchase our common shares outstanding immediately prior to the effective time of the Arrangement, to the extent not exercised before such time, will be automatically cancelled and the holder thereof shall receive the positive difference, if any, between $4.75 per common share and the applicable exercise price of such cancelled stock option (without interest and less applicable withholding taxes).

In addition, effective December 11, 2009, in light of the proposed Arrangement, our board of directors approved an extension to the expiration date for certain outstanding stock options held by our independent directors, namely Michael Bentley, Lionel Dodd, John Sutherland and Daniel Whittle. The total number of common shares subject to these options is 40,000 and the expiration date was extended from December 13, 2009 to May 31, 2010 in light of the proposed Arrangement.

Restricted Stock Unit Performance Awards. In the event that the Arrangement is consummated, the outstanding restricted stock units, all of which are held by our executive officers, will become fully vested upon completion of the Arrangement in accordance with our compensation committee’s decision to treat the restricted stock units consistently with the treatment of the stock options in respect of accelerated vesting upon a change of control, as permitted under the 2003 Omnibus Plan.  In the event that the Arrangement is consummated, each restricted stock unit outstanding immediately prior to the effective time of the Arrangement, to the extent not converted into common shares before such time, will be automatically cancelled and the holder thereof shall receive $4.75 per restricted stock unit (without interest and less applicable withholding taxes).

In addition, effective as of April 27, 2010, our board of directors, with Gordon Ellis declaring his interest as a holder of outstanding restricted stock unit performance awards and abstaining from voting, based on the recommendation of our compensation committee and in light of the pending Arrangement, approved an amendment to the outstanding restricted stock unit performance awards held by our executive officers to extend the determination date from April 30, 2010 to May 31, 2010 for purposes of calculating whether the performance targets had been achieved for fiscal year 2010 and determining the vesting percentage for the first 50% of the restricted stock unit performance awards.

New Employment Arrangements and Grant of Incentive Equity.  In the event that the Arrangement is consummated, each of Shawn Dooley, Douglas Ellis and David Thompson has agreed to amend his existing employment agreement effective as of the completion of the Arrangement, to, among other things, amend the term of the employment agreement and the definitions of “cause” and “good reason,” and provide for customary non-competition, non-solicitation and cooperation provisions.  In the event that the Arrangement is consummated, effective as of the completion of the Arrangement, Gordon Ellis has agreed to terminate his employment agreement and accept a consulting services agreement for a term of three years.  Pursuant to the consulting services agreement, Gordon Ellis shall receive a consulting fee of $100,000 per year and will be subject to non-competition, non-solicitation and cooperation provisions.  The consulting services agreement will also provide Gordon Ellis with severance payments for termination of the consulting agreement without cause.

Pursuant to the Arrangement Agreement, in the event that the Arrangement is consummated, each of the four executive officers named above shall be required to enter into a non-competition agreement with Parent, as a result of which they will be subject to non-solicitation and non-competition covenants for a period of five years after the date of the Arrangement.

In addition, in the event that the Arrangement is consummated, each of the four executive officers named above will receive non-voting incentive equity interests in an affiliate of Parent and may be provided with an opportunity to invest in such affiliate after the completion of the Arrangement.

Expense Reimbursement for Arctic Acquisitions Inc.  Arctic Acquisitions Inc. was a potential acquirer of the company and is affiliated with certain members of our management, including Gordon L. Ellis, our CEO, President and Chairman, Douglas Ellis, our Chief Operating Officer and the President of Absorption Corp., and David Thompson, our Chief Financial Officer and Corporate Secretary.  We have agreed to reimburse Arctic’s costs in making its bid, up to CAN $350,000, upon the closing of a transaction or upon written notice that the current sales transaction with Parent has been terminated or suspended, conditioned upon management’s continuing cooperation with the sale process.

Management Services Agreement.  During each of fiscal year 2010 and fiscal year 2009, we were party to a management services agreement with Gordann, of which our chief executive officer, Mr. G. Ellis, owns a 51% interest. Please see “Compensation of Directors and Named Executive Officers” for description of the compensation paid or payable under this agreement. The compensation committee approved and continues to monitor this arrangement consistent with the policy described below.

Review and Approval of Transactions with Related Persons

The board of directors has adopted a written policy and procedures for review, approval and monitoring of transactions involving us and related persons as defined under applicable SEC rules. The policy covers any related-person transaction that meets the minimum threshold for disclosure under the relevant SEC rules (generally, transactions involving amounts exceeding the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which a related person has or will have a direct or indirect material interest).

Policy

•
Related-person transactions must be approved by the audit committee (or, with respect to compensation decisions, the compensation committee), who will approve the transaction only if they determine that it is in our best interests. In considering the transaction, the appropriate committee will consider all relevant factors, including as applicable (i) our business rationale for entering into the transaction; (ii) the alternatives to entering into a related person transaction; (iii) whether the transaction is on terms comparable to those available to third parties, or in the case of employment relationships, to employees generally; (iv) the potential for the transaction to lead to an actual or apparent conflict of interest and any safeguards imposed to prevent such actual or apparent conflicts; and (v) the overall fairness of the transaction to us.

•	The relevant committee will periodically monitor the transaction to ensure that there are no changed circumstances that would render it advisable for us to amend or terminate the transaction.

Procedures

•	Management or the affected director or executive officer will bring the matter to the attention of the chief executive officer, the chair of the audit committee, and the secretary.

•
The chief executive officer will determine (or if he is involved in the transaction, the chair of the audit committee) whether the matter should be considered by the audit committee or compensation committee, each of which consists only of independent directors.

•	If a director is involved in the transaction, he or she will be recused from all discussions and decisions about the transaction.

•
The transaction must be approved in advance whenever practicable, and if not practicable, must be ratified as promptly as practicable if it otherwise meets the requirement of the related-person policy.

•	The relevant committee will review the transactions annually to determine whether it continues to be in our best interests.

Board Independence

Consistent with NYSE Amex listing standards, the board has adopted corporate governance guidelines. The corporate governance guidelines address matters relating to the board, its committees and its members’ qualifications, including the requirement that the board have a majority of independent directors. Pursuant to the corporate governance guidelines, after consideration of all relevant factors, the board has affirmatively determined that each of the following directors is independent within the meaning of the NYSE Amex Standards and does not have a material relationship with our company that would interfere with the exercise of independent judgment: Michael P. Bentley, Lionel G. Dodd, John J. Sutherland and Daniel J. Whittle.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by our independent registered public accounting firm, Moss Adams LLP, for professional services rendered for the audit of our annual financial statements for fiscal years 2010 and 2009 and quarterly reviews of the financial statements included in our Forms 10-Q for fiscal years 2010 and 2009 were approximately (U.S.) $184,878 and (U.S.) $165,500, respectively.

Audit-Related Fees

There were no fees billed by Moss Adams LLP for assurance and related services that were reasonably related to the performance of its audit of our financial statements for fiscal years 2010 and 2009 and not reported under the caption “Audit Fees.”

Tax Fees

There were no fees billed by Moss Adams LLP for tax compliance, tax advice or tax planning services rendered to us for fiscal years 2010 and 2009.

All Other Fees

Fees billed by Moss Adams for fiscal years 2010 and 2009 were $2,600 and $0, respectively, for other services rendered to us by Moss Adams LLP.  The fees for fiscal year 2010 were billed for services related to due diligence conducted in connection with the proposed Arrangement.

The audit committee pre-approves all audit and non-audit services performed by our independent auditors and the fees to be paid in connection with such services in order to ensure that the provision of such services does not impair the auditors’ independence. Unless the audit committee provides general pre-approval of a service to be provided by the independent auditors and the related fees, the service and fees must receive specific pre-approval from the audit committee. All general pre-approvals of services and fees are pursuant to the terms of a written audit committee pre-approval policy, which describes the services subject to general pre-approval. The term of any general pre-approval is twelve (12) months unless otherwise specified by the audit committee. The audit committee annually reviews and generally pre-approves the services that may be provided by, and the fees that may be paid to, the independent auditors without obtaining specific pre-approval. The audit committee most recently made such review and general pre-approvals of the auditors’ engagement letter in December 2009. The audit committee will review and revise the list of general pre-approved services from time to time as necessary.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1. Financial Statements.

The following Financial Statements are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm	Page 28

Consolidated Balance Sheets at January 31, 2010 and 2009	Page 29

Consolidated Statements of Income for the Fiscal Years ended January 31, 2010 and 2009	Page 30

Consolidated Statements of Stockholders’ Equity for the Fiscal Years ended January 31, 2010 and 2009	Page 31

Consolidated Statements of Cash Flows for the Fiscal Years ending January 31, 2010 and 2009	Page 32

Notes to Consolidated Financial Statements, January 31, 2010 and 2009	Page 33

2. Financial Statement Schedules.

Financial Statement Schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.

3. Exhibits.

The exhibits listed in the accompanying Index to Exhibits on page 76 are filed or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL ABSORBENTS INC., a
British Columbia, Canada corporation

Signature	Title	Date
/s/Gordon L. Ellis	Chairman of the Board of Directors,	April 29, 2010
Gordon L. Ellis	President and Chief Executive Officer (Principal Executive Officer)

/s/David H. Thompson	Chief Financial Officer	April 29, 2010
David H. Thompson	Secretary
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

Signature	Title	Date
/s/Gordon L. Ellis	Chairman of the Board of Directors,	April 29, 2010
Gordon L. Ellis	President and Chief Executive Officer (Principal Executive Officer)

/s/John J. Sutherland	Director	April 29, 2010
John J. Sutherland

/s/Daniel J. Whittle	Director	April 29, 2010
Daniel J. Whittle

/s/Lionel G. Dodd	Director	April 29, 2010
Lionel G. Dodd

/s/Michael P. Bentley	Director	April 29, 2010
Michael P. Bentley

/s/David H. Thompson	Chief Financial Officer	April 29, 2010
David H. Thompson	Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Notice of Articles of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2006)

3.2	Articles of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2006)

4.1+	Shareholder Rights Plan dated June 11, 2009 (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed September 11, 2009)

10.1*
Employment Agreement dated as of October 1, 1998 between the Company and Gordon L. Ellis (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on form 10-KSB for the fiscal year ended January 31, 2003)

10.2*
Amended and Restated Employment Agreement dated as of December 30, 2008 between Absorption Corp. and David H. Thompson (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 2, 2009)

10.3*
Amended and Restated Employment Agreement dated as of December 30, 2008 between Absorption Corp. and Douglas Ellis (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on January 2, 2009)

10.4*
Amended and Restated Employment Agreement dated as of December 30, 2008 between Absorption Corp. and Shawn Dooley (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on January 2, 2009)

10.5.1*	2003 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to Amendment No. 1 to Company’s Registration Statement on Form S-8 filed on September 21, 2004)

10.5.2*
Form of Stock Option Agreement under the 2003 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.9(a) to the Company’s Annual Report on Form 10-K/A for the fiscal year ended January 31, 2007)

10.5.3*
Form of Performance Award Agreement for Restricted Stock Units (Performance-based award for fiscal year ending January 31, _____) under the 2003 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 2, 2009)

10.5.4*
Form of Performance Award Agreement for Restricted Stock Units (Annual award for fiscal year(s) ending January 31, ____) under the 2003 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 2, 2009)

10.5.5*
Written Summary of Verbal Amendment, effective as of April 27, 2010, to Performance Award Agreements for Restricted Stock Units for each of Gordon L. Ellis, David H. Thompson, Douglas Ellis and Shawn Dooley

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
_____________________
* Indicates a management contract or compensatory plan or arrangement.
+ Replaces previously filed exhibit.